Form 10-Q
period 2015-06-30
Teladoc, Inc.
filed 2015-08-12
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37477

TELADOC, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3705970
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Manhattanville Road, Suite 203
Purchase, New York	10577
(Address of principal executive office)	(Zip code)

(203) 635-2002

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

As of August 10, 2015, the Registrant had 38,389,131 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2015

i

PART I

FINANCIAL INFORMATION

ITEM          1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31, 2014	As of June 30, 2015	Pro Forma June 30, 2015
		(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,436	$15,423	$183,067
Accounts receivable, net of allowance of $1,785 and $2,814, respectively	6,839	8,954	8,954
Due from officer	253	—	—
Prepaid expenses and other current assets	1,122	5,604	1,457
Deferred taxes	12	78	78
Total current assets	54,662	30,059	193,556
Property and equipment, net	1,065	4,154	4,154
Goodwill	28,454	56,260	56,260
Intangible assets, net	7,530	16,203	16,203
Other assets	296	265	265
Total assets	$92,007	$106,941	$270,438
Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,210	$6,962	$6,962
Accrued expenses and other current liabilities	3,918	12,791	12,791
Accrued compensation	3,358	5,088	5,088
Long-term bank and other debt-current portion	833	1,250	1,250
Total current liabilities	10,319	26,091	26,091
Other liabilities	2,767	6,625	6,625
Deferred taxes	494	939	939
Long term bank and other debt	25,196	31,408	31,408
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 50,479,286 shares authorized as of December 31, 2014 and June 30, 2015; 50,452,939 shares issued as of December 31, 2014 and June 30, 2015; no shares issued and outstanding pro forma; liquidation preference of $117,914 as of December 31, 2014 and June 30, 2015	117,914	117,914	—
Redeemable common stock, $0.001 par value; 113,294 common shares issued and outstanding; no shares issued and outstanding pro forma	2,852	2,852	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 75,000,000 shares authorized as of December 31, 2014 and June 30, 2015; 2,037,999 shares and 3,274,827 shares issued and outstanding as of December 31, 2014 and June 30, 2015; 38,326,062 shares issued and outstanding pro forma	2	3	38
Additional paid-in capital	4,953	23,366	307,594
Accumulated deficit	(72,490)	(102,257)	(102,257)
Total stockholders’ (deficit) equity	(67,535)	(78,888)	205,375
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$92,007	$106,941	$270,438

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$10,289	$18,283	$19,695	$34,771
Cost of revenue	2,027	4,793	4,008	10,074
Gross profit	8,262	13,490	15,687	24,697
Operating expenses:
Advertising and marketing	1,436	4,730	3,954	9,071
Sales	3,033	4,397	5,178	8,079
Technology and development	2,064	3,203	3,256	6,109
General and administrative	4,033	16,488	7,377	28,456
Depreciation and amortization	554	923	968	1,826
Loss from operations	(2,858)	(16,251)	(5,046)	(28,844)
Interest (expense) income, net	(349)	(642)	(404)	(1,210)
Net loss before taxes	(3,207)	(16,893)	(5,450)	(30,054)
Income tax (benefit) provision	(7)	171	65	(287)
Net loss	(3,200)	(17,064)	(5,515)	(29,767)
Preferred stock dividend	(1,055)	—	(2,085)	—
Net loss available to common stockholders	$(4,255)	$(17,064)	$(7,600)	$(29,767)
Net loss per share, basic and diluted	$(2.15)	$(7.20)	$(4.47)	$(13.13)
Weighted-average shares used to compute basic and diluted net loss per share	1,974,697	2,370,113	1,700,737	2,266,959
Pro forma net loss per share, basic and diluted		$(0.46)		$(0.80)
Weighted-average shares used to compute basic and diluted pro forma net loss per share		37,308,054		37,204,901

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data, unaudited)

	Convertible		Redeemable				Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)Equity
Balance as of December 31, 2014	50,452,939	$117,914	113,294	$2,852	2,037,999	$2	$4,953	$(72,490)	$(67,535)
Exercise of stock options	—	—	—	—	185,795	—	261	—	261
Issuance of stock in acquisition	—	—	—	—	1,051,033	1	16,774	—	16,775
Stock-based compensation	—	—	—	—	—	—	1,378	—	1,378
Net loss	—	—	—	—	—	—	—	(29,767)	(29,767)
Balance as of June 30, 2015	50,452,939	$117,914	113,294	$2,852	3,274,827	$3	$23,366	$(102,257)	$(78,888)

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows used in operating activities:
Net loss	$(5,515)	$(29,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	968	1,826
Allowance for doubtful accounts	537	958
Stock-based compensation	309	1,378
Deferred income taxes	65	(287)
Accretion of interest	14	81
Changes in operating assets and liabilities:
Accounts receivable	(3,546)	(2,639)
Due from officer	—	253
Prepaid expenses and other current assets	(34)	(358)
Other assets	(85)	32
Accounts payable	693	3,748
Accrued expenses and other current liabilities	836	4,066
Accrued compensation	674	1,648
Other liabilities	(3)	1,466
Net cash used in operating activities	(5,087)	(17,595)
Cash flows used in investing activities:
Purchase of property and equipment	(579)	(3,466)
Purchase of internal software	(394)	(849)
Acquisition of business, net of cash acquired	(13,844)	(13,545)
Net cash used in investing activities	(14,817)	(17,860)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	596	261
Proceeds from borrowing under bank and other debt	16,700	6,800
Payment of deferred offering costs	—	(2,411)
Repayment of term loan	—	(208)
Net cash provided by financing activities	17,296	4,442
Net decrease in cash and cash equivalents	(2,608)	(31,013)
Cash and cash equivalents at beginning of year	3,212	46,436
Cash and cash equivalents at end of year	$604	$15,423
Interest paid:	$192	$920

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Unless the context otherwise requires, Teladoc, Inc., together with its subsidiaries, is referred to herein as “Teladoc” or the “Company”. The Company’s principal executive offices are located in Dallas, Texas and Purchase, New York. Teladoc is the nation’s largest telehealth company.

The Company completed the acquisitions of Consult A Doctor, Inc. (“CADR”) in 2013, AmeriDoc, LLC (“AmeriDoc”) in 2014, Compile, Inc. d/b/a BetterHelp (“BetterHelp”) in 2015 and Stat Health Services Inc. (“StatDoc”) in 2015, four companies engaged in telehealth activities similar to those of Teladoc. Upon the effective date of each respective merger, each entity merged with and into Teladoc.

On July 7, 2015, Teladoc closed on its initial public offering (the “IPO”) in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share.  The Company received net proceeds of $163.5 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.1 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.  The unaudited pro forma balance sheet at June 30, 2015, the pro forma net loss per share, basic and diluted, and weighted-average shares used to compute basic and diluted pro forma net loss per share on the consolidated statements of operations for the quarter and six months ended June 30, 2015, reflects that aforementioned IPO activity as if occurred on June 30, 2015.

The Company believes that the unaudited pro forma financial information at June 30, 2015 provides material information to investors as the historical reported amounts were significantly impacted by the closing of the IPO.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and six months ended June 30, 2015 are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 30, 2015 (the “Prospectus”).

The unaudited consolidated financial statements include the results of Teladoc, a professional association and six professional corporations: Teladoc Physicians, P.A., Teladoc Physicians, P.C. formed and operated in Alaska; Teladoc Physicians, P.C. formed and operated in California; Teladoc Physicians, P.C. formed and operated in Colorado; Teladoc Physicians, P.C. formed and operated in Michigan; Teladoc Physicians, P.C. formed and operated in New Jersey; and Teladoc Physicians, P.C. formed and operated in New York (collectively, the “Association”).

Teladoc Physicians, P.A. is party to a Services Agreement by and among it and the six professional corporations noted above pursuant to which each professional corporation provides services to Teladoc Physicians, P.A. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

The Company holds a variable interest in the Association which contracts with physicians and other health professionals in order to provide services to Teladoc. The Association is considered a variable interest entity (“VIE”) since it

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE, must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the Association and funds and absorbs all losses of the VIE.

Total revenue and net loss for the VIE were $1.4 million and $(0.8) million, respectively, for the quarter ended June 30, 2014 and $3.1 million and $(1.4) million, respectively, for the quarter ended June 30, 2015. Total revenue and net loss for the VIE were $2.8 million and $(1.3) million, respectively, for the six months ended June 30, 2014 and $6.4 million and $(3.9) million, respectively, for the six months ended June 30, 2015. The VIE’s total assets were $2.1 million and $1.6 million at December 31, 2014 and June 30, 2015, respectively. Total liabilities for the VIE were $11.2 million and $14.5 million at December 31, 2014 and June 30, 2015, respectively. The VIE’s total stockholders’ deficit was $9.1 million and $12.9 million at December 31, 2014 and June 30, 2015, respectively.

All intercompany transactions and balances have been eliminated.

On June 17, 2015, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a one-for-2.2859 reverse stock split of all outstanding shares of common stock with the Secretary of State of the State of Delaware. The Certificate of Amendment provides that every 2.2859 shares of the Company’s issued and outstanding common stock automatically combine into one issued and outstanding share of the Company’s common stock. The Certificate of Amendment did not change the par value of the Company’s common stock and preferred stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split.

There have been no changes to the significant accounting policies described in the Prospectus that have had a material impact on the consolidated financial statements and related notes.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of (i) the total costs of acquisition over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the carrying value, capitalization and amortization of software development costs, the calculation of a contingent liability in connection with an earn-out, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including the Preferred Stock and outstanding stock options and warrants, to the extent dilutive. As a result of the Company’s net loss position, basic and diluted net loss per share was the same for each period presented as all preferred stock, warrants and options would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except net loss per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(3,200)	$(17,064)	$(5,515)	$(29,767)
Preferred stock dividends	(1,055)	—	(2,085)	—
Net loss available to common stockholders	$(4,255)	$(17,064)	$(7,600)	$(29,767)
Weighted-average shares used to compute basic and diluted net loss per share	1,975	2,370	1,701	2,267
Net loss per share, basic and diluted	$(2.15)	$(7.20)	$(4.47)	$(13.13)

Unaudited Pro Forma Net Loss per Share

The holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as-converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an initial public offering of the common stock of the Company at a per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions).

Pro forma basic and diluted net loss per share were computed to give effect to the IPO in which the Company issued and sold 9,487,500 shares of common stock and the conversion of the Preferred Stock into common stock of the Company using the if-converted method as though the conversion and reclassification had occurred as of the beginning of the first period presented or the original date of issuance, if later.

The following table presents the calculation of basic and diluted pro forma net loss per share (in thousands, except net loss per share data):

	Quarter Ended,	Six Months Ended,
	June 30, 2015	June 30, 2015
Net loss available to common stockholders	$(17,064)	$(29,767)
Pro forma net loss per share, basic and diluted	$(0.46)	$(0.80)
Pro forma net loss per share – weighted average shares	37,308	37,205

Basic net loss per share – weighted average shares	2,370	2,267
Shares sold in IPO	9,488	9,488
Preferred conversion	25,450	25,450
Pro forma net loss per share – weighted average shares	37,308	37,205

Segment Information

The Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reporting segment—health services.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company offers two types of subscription access revenue contracts: (i) contracts that provide for a fixed monthly charge for access and unlimited visits per Member, as defined below, and (ii) contracts that provide for a fixed monthly charge for access and a contractually defined cost for each visit. Any visit fee revenue that is not included in the subscription access revenue is recognized when the service has been provided to the Member.

The Company recognizes a substantial portion of its revenue from contracts that provide employers and health plans (“Clients”) with subscription access to the Company’s network of physicians and other healthcare professionals (“Providers”) on a subscription basis for a fixed monthly fee which entitles the Client’s employees and their beneficiaries (“Members”) to unlimited consultations (“visits”). The contracts are generally for a one-year term and have an automatic renewal feature for additional years.

The Company commences revenue recognition for the subscription access service on the date that the services are made available to the Client and its Members, which is considered the implementation date, provided all of the following criteria are met:

•                  there is an executed subscription agreement;

•                  the Member has access to the service;

•                  collection of the fees is reasonably assured; and

•                  the amount of fees to be paid by the Client and Member is fixed and determinable.

Subscription Access Revenue

Subscription access revenue recognition commences on the date that the Company’s services are made available to the Client, which is considered the implementation date, provided all of the other criteria described above are met. Revenue is recognized over the term of the Client contract and is based on the terms in the Client contracts, which can provide for a variable periodic fee based upon the actual number of Members.

Revenue From Visit Fees

Revenue from visits is comprised of all revenue that is earned in connection with the completion of a visit. The Company recognizes revenue as the visits are completed.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, certain of the Company’s contracts include performance guarantees that are based upon minimum employee or Member utilization and guarantees by the Company for specific service level performance of the Company’s services. The Company defers revenue recognition when subscription access revenue is refundable until the end of the respective contractual period when the performance guarantees are met. The Company issued credits amounting to approximately $0.1 million for both of the quarters ended June 30, 2014 and 2015, and $0.2 million for both of the six months ended June 30, 2014 and 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective asset as follows:

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Computer equipment	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the improvements

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Internal-Use Software

Internal-use software is included in intangible assets and is amortized on a straight-line basis over 3 years.

For development costs related to software development tools that enable the Company’s Members and Providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a two- step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. The fair value of the reporting unit is estimated using a discounted cash flows analysis. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets resulted from business acquisitions and include Client relationships, non-compete agreements, software and trademarks. Client relationships are amortized over a period 10 years for CADR, AmeriDoc and StatDoc, and 2 years for BetterHelp, in relation to expected future cash flows. Non-compete agreements are amortized over a period of 3 to 5 years using the straight-line method, software is amortized over a period of 5 years using the straight-line method and trademarks are amortized over a period of 3 years using the straight-line method.

Stock-Based Compensation

All stock-based compensation is measured based on the grant date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model.

Income Taxes

The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

The Company recognizes and measures uncertain tax positions using a two- step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.

The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements. In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the potential impact of this guidance on its financial disclosures and results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on its financial disclosures and results.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its financial disclosures and results.

Note 3. Business Acquisitions

On May 1, 2014, the Company completed the acquisition of AmeriDoc, a company engaged in telehealth activities similar to Teladoc, through the purchase of 100% of AmeriDoc’s outstanding members’ interests for $17.2 million, net of cash acquired, including a $3.5 million promissory note and adjustments for working capital in the amount of $0.2 million. AmeriDoc was acquired to help the Company expand its initial investment in the local and regional insurance broker markets to reach clients that previously did not have access to the Company’s services. Upon the effective date of the merger, AmeriDoc merged with and into Teladoc. The acquisition was considered an asset acquisition for tax purposes and as such, the goodwill resulting from this acquisition is tax deductible. The total associated transaction costs of the acquisition were $0.2 million.

On January 23, 2015, the Company completed the acquisition of BetterHelp, through a merger in which BetterHelp became a wholly-owned subsidiary of the Company. The merger consideration paid by the Company in connection with this

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

acquisition consisted of (i) $3.5 million in cash at closing and adjustments for working capital deficiency in the amount of $0.2 million and (ii) earn-out payments equal to 15% of the annual net revenue of the BetterHelp business (but not the Company’s other business) for three years following closing. The Company computed the value of these future payments from internally produced revenue projections and recorded a contingent liability in the amount of $2.4 million which is considered as additional purchase consideration. The Company also issued an unsecured, subordinated promissory note in the amount of $1.0 million, with all principal and interest at a rate of 5% per annum being payable on the third anniversary of the closing to the selling shareholders and another executive of BetterHelp. If the employment of the promissory note holders is terminated, then they forfeit their right to receive the promissory note. As such, the Company has determined the promissory note to be compensatory and is accruing the expense over the service term. BetterHelp was acquired to help the Company expand its operations in the direct-to-consumer and behavioral health sector. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated transaction costs of the acquisition were $0.1 million.

On June 17, 2015, the Company completed the acquisition of StatDoc through a merger in which StatDoc became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid by the Company in connection with the acquisition was $30.1 million, which was comprised of $13.3 million of cash and $16.8 million of the Company’s common stock (or 1,051,033 shares), subject to post-closing working capital adjustments as defined in the Agreement and Plan of Merger governing the acquisition. Fair value of the common stock was determined based on market data from similar healthcare enterprises. StatDoc is a telemedicine provider, focused on managed care, health system and self-insured clients. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated transaction costs of the acquisition were $0.3 million.

The three acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of AmeriDoc were included within the consolidated financial statements commencing May 1, 2014. The results of BetterHelp were included within the consolidated financial statements commencing January 23, 2015. The results of StatDoc were included within the consolidated financial statements commencing June 17, 2015.

The following table summarizes the preliminary (for StatDoc and BetterHelp) and final (AmeriDoc) fair value estimates of the assets acquired and liabilities assumed at each acquisition date. The Company, with the assistance of third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

	StatDoc	BetterHelp	AmeriDoc
Purchase price	$30,052	$5,749	$17,214
Less:
Cash	361	89	57
Accounts receivable	423	11	458
Other assets	70	4	18
Client relationships	3,220	141	2,980
Non-compete agreements	1,070	910	520
Internal software	2,960	780	—
Trademarks	—	140	—
Accounts payable	(609)	(6)	(43)
Deferred tax	—	(666)	—
Other liabilities	(563)	(340)	(257)
Goodwill	$23,120	$4,686	$13,481

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the quarters ended June 30, 2014 and 2015 and for the six months ended June 30, 2014 and 2015 below have been prepared as if AmeriDoc, BetterHelp and StatDoc had been purchased on January 1, 2014.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Pro Forma
	Quarters Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2015	2014	2015
Revenue	$11,612	$19,166	$22,985	$36,596
Net loss	$(5,221)	$(18,860)	$(9,777)	$(32,813)

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods.  In addition, the pro forma information above does not attempt to project the Company’s future results. Subsequent to the acquisitions, the associated revenue and net loss are not significant to the Company’s results of operations.

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
December 31, 2014
Client relationships	$6,790	$(1,565)	$5,225	8.5
Non-compete agreements	1,430	(474)	956	2.9
Software	1,885	(536)	1,349	2.8
Intangible assets, net	$10,105	$(2,575)	$7,530
June 30, 2015
Client relationships	$10,151	$(2,295)	$7,856	8.8
Non-compete agreements	3,410	(817)	2,593	2.8
Trademarks	140	(21)	119	2.6
Software	6,473	(838)	5,635	4.0
Intangible assets, net	$20,174	$(3,971)	$16,203

Amortization expense for intangible assets was $0.5 million and $0.7 million for the quarters ended June 30, 2014 and 2015, respectively and $0.8 million and $1.4 million for the six months ended June 30, 2014 and 2015, respectively. Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of June 30, 2015 is as follows (in thousands):

Years Ending December 31,
2015 (July 1st to December 31st)	$2,099
2016	3,950
2017	3,382
2018	2,485
2019	1,694
Thereafter	2,593
$16,203

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of December 31,	As of June 30,
	2014	2015
Beginning balance	$14,786	$28,454
Additions	13,267	27,806
Net working capital adjustments (CADR and AmeriDoc acquisitions)	401	—
Goodwill	$28,454	$56,260

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,	As of June 30,
	2014	2015
Professional fees	$963	$1,744
Consulting/customer service fees	1,118	738
Escrow for acquisition	—	2,640
Legal fees	389	4,805
Other	1,448	2,864
Total	$3,918	$12,791

Note 7. Fair Value Measurements

The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies its cash equivalents within Level 1 because they are valued using observable inputs that reflect quoted prices for identical assets in active markets.

The Company measures its contingent consideration at fair value on a recurring basis and classifies such as Level 3. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of the possible payments.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3
Cash and cash equivalents	$46,436	$—	$—

	June 30, 2015
	Level 1	Level 2	Level 3
Cash and cash equivalents	$15,423	$—	$—
Contingent liability	$—	$—	$2,531

There were no transfers between fair value measurement levels during the six months ended June 30, 2015.

The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at inception	$2,391
Payments earned	(197)
Change in fair value (included in general and administrative expenses)	337
Fair value at June 30, 2015	$2,531

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long Term Bank and Other Debt

Long-term bank and other debt consist of the following (in thousands):

	As of December 31,	As of June 30,
	2014	2015
SVB Revolving Advance facility	$4,700	$11,500
SVB Term Loan facility	5,000	4,792
SVB Mezzanine Term Loan less debt discount of $171 and $134 for warrants	12,829	12,866
Subordinated Promissory Note	3,500	3,500
Total	26,029	32,658
Less: current portion	(833)	(1,250)
Long term bank and other debt	$25,196	$31,408

Long term bank and other debt are stated at amortized cost, which approximates fair value.

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Revolving Advance facility and a Term Loan facility (the “Amended Term Loan facility”). The Revolving Advance facility provides for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance facility were $4.7 million at December 31, 2014, and the facility carries interest at a rate of 0.75% above the prime rate per annum and matures in April 2016. Interest payments are payable monthly in arrears. The Company entered into an amendment to the Revolving Advance Facility in March 2015 that extended its maturity to April 2017.  In May 2015, the Company increased the borrowings to $11.5 million.

The Amended Term Loan facility provides for borrowings up to $5.0 million. As of December 31, 2014 and June 30, 2015, the Company had utilized the total $5.0 million available under this facility. The Amended Term Loan facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for Mezzanine Term Loans totaling $13.0 million. The total $13.0 million drawdown of the mezzanine facility was completed in September 2014. The mezzanine facility carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the mezzanine facility, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants are immediately exercisable and have a 10-year term. The Company also granted SVB a security interest in significantly all of the Company’s assets. The mezzanine facility has been used to fund the expansion of the Company’s business.

The Company incurred approximately $0.2 million of loan origination costs in connection with the above facilities and amortized approximately $6,000 and $18,000 of these costs during the quarters ended June 30, 2014 and 2015, respectively, and $6,000 and $37,000 during the six months ended June 30, 2014 and 2015, respectively.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Promissory Note to April 30, 2017.

The Company was in compliance with all debt covenants at December 31, 2014 and June 30, 2015.

Note 9. Related Party Transaction

In May 2013, the Company issued a loan to an officer of the Company in the amount of $0.3 million. This loan was repaid in full to the Company during February 2015. This was a non-cash transaction, whereby the loan proceeds were used to exercise options to purchase 312,474 shares of common stock options of the Company at an exercise price of $0.80 per share. The loan carried an interest rate of 2% per annum and was due and payable upon the earlier of (i) May 13, 2017 and (ii) the

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

occurrence of a “Change of Control” as defined in the promissory note evidencing the loan. The officer was required to make monthly interest payments. At December 31, 2014, the balance of the loan was $0.3 million.

Note 10. Lease Abandonment Charge

In connection with the Company’s abandonment of facilities in Dallas, Texas and Greenwich, Connecticut, the Company incurred $0.2 million and $0.7 million, in lease abandonment charges during the quarter and six months ended June 30, 2015, respectively, included within general and administrative expenses in the consolidated statement of operations. There were no lease abandonments in 2014. The following table details the associated liability. The current portion of the liability of $0.4 million was recorded in accrued expenses and other current liabilities and the non-current portion of the liability of $0.3 million was recorded in other liabilities in the consolidated balance sheet (in thousands):

Balance January 1, 2015	$—
Charged to expense	716
Paid or otherwise settled	(55)
Balance June 30, 2015	$661

Note 11. Commitments and Contingencies

Legal Matters

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business.

Teladoc is plaintiff in three lawsuits in the Texas courts against the Texas Medical Board (the ‘‘TMB’’). In the first suit, Teladoc v. TMB and Leshikar, on December 31, 2014, the Austin Court of Appeals granted Teladoc’s request for summary judgment, invalidating the TMB’s prior assertion that Teladoc’s doctors do not form ‘‘proper professional relationships’’ with Teladoc’s members in the course of telehealth consultations such as would support the prescription of medications. The TMB has filed a petition for review with the Texas Supreme Court to ask that Court if it will allow the TMB to appeal the Court of Appeals’s decision. In the second suit, Teladoc v. TMB and Freshour, on February 2, 2015, the Travis County District Court granted Teladoc’s request for a temporary injunction restraining the TMB from enforcing an ‘‘emergency rule’’ it issued on January 16, 2015 purporting to amend the Texas Administrative Code so as to require a ‘‘face-to-face’’ examination of a patient before a Texas physician may lawfully prescribe medication. This suit is set for trial on November 9, 2015. In the third suit, Teladoc et al. v. TMB et al., the United States District Court for the Western District of Texas, Austin Division, held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the rule amendments the TMB adopted on April 10, 2015 that seek to effect substantively identical restrictions as the issues in the two prior lawsuits. On May 29, 2015, the court granted Teladoc’s request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity. The Court has set a trial date of February 13, 2017. On July 30, 2015, the TMB filed a motion to dismiss the suit. No hearing on this motion to dismiss has been set. Given the nature and status of these lawsuits, the Company cannot yet determine the amount or reasonable range of a potential loss, if any, though it does not believe a material loss is probable in connection with any of the lawsuits.

Business in the State of Texas accounted for approximately $6.3 million (or 18%) and $10.0 million (or 23%) of the Company’s consolidated revenue for the six months ended June 30, 2015 and during the year ended December 31, 2014, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2015, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at June 30, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Convertible Preferred Stock (the “Preferred Stock”)

The Preferred Stock consists of the following:

December 31, 2014 and June 30, 2015	Shares Authorized	Shares Outstanding	Common Shares Upon Conversion	Liquidation Preference
Series A	418,634	418,634	1,628,498	$5,232,925
Series A-1	53,957	53,957	282,689	918,955
Series B	263,839	263,839	1,790,050	5,768,378
Series C-1	18,287,483	18,267,759	7,991,497	15,253,579
Series D	12,339,204	12,339,204	5,397,962	18,600,005
Series E	6,227,169	6,227,169	2,724,165	15,000,005
Series F	12,889,000	12,882,377	5,635,580	57,139,783
	50,479,286	50,452,939	25,450,441	$117,913,630

As of December 31, 2014 and June 30, 2015, the significant terms applicable to the Series A through Series F Preferred Stock were as follows:

Dividend Rights

Prior to the issuance of the Series F Preferred Stock, the Series A—E Preferred Stock accrued cumulative dividends at the per annum rate of 7.5% of the respective original purchase price (as previously adjusted for a reverse stock split and, with respect to the Series A, A-1 and B Preferred Stock, anti-dilution protection) for each such series of Preferred Stock. Such dividends were payable when, as and if declared by the Company’s board of directors, but prior and in preference to any dividend on the common stock of the Company. In connection with the issuance of the Series F Preferred Stock, all such accrued and accumulated dividends (which totaled approximately $13.8 million at August 31, 2014) were converted into Series F Preferred Stock at a rate of $0.50 of Series F Preferred Stock per $1.00 in accrued dividends, resulting in the issuance of approximately 1,554,000 shares of Series F Preferred Stock on September 10, 2014. There are no longer any accrued or unpaid dividends on the Preferred Stock, and no such dividends are required to accrue or be declared by the Company.

Conversion Rights

Each share of Preferred Stock is convertible, at any time and at the option of the holder of such share, into shares of the common stock of the Company, at the following ratios (subject to adjustment as described below):

Series of Preferred Stock	Original Issue Price	Conversion Price	Number of Shares of Common Stock Issued for each Preferred Share Upon Conversion (= Original Issue Price/ Conversion Price)
Series F	$4.4355	$10.1391	0.4375
Series E	$2.4088	$5.5063	0.4375
Series D	$1.5074	$3.4458	0.4375
Series C-1	$0.835	$1.909	0.4375
Series B	$12.95	$1.909	6.7846
Series A-1	$10.00	$1.909	5.2391
Series A	$7.425	$1.909	3.8900

The holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as-converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an initial public offering of the common stock of the Company at a per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions).

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Subject to limited exceptions, the conversion price for each series of the Preferred Stock was subject to an adjustment to reduce dilution in the event that the Company issued additional equity securities at a purchase price less than the applicable conversion price for such series of the Preferred Stock.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution will be distributed to the Company’s stockholders in the following order of priority:

1.                                      First, the holders of Series F Preferred Stock will receive an amount per share equal to the sum of (i) the original issue price for the Series F Preferred Stock ($4.4355), plus (ii) any declared but unpaid dividends on the Series F Preferred Stock (the “Series F Liquidation Amount”).

2.                                      Second, the holders of Series E, D and C-1 Preferred Stock (pari passu) will receive an amount per share equal to the sum of (i) the original issue price for the Series E Preferred Stock ($2.4088), Series D Preferred Stock ($1.507391) or Series C-1 Preferred Stock ($0.835), as applicable, plus (ii) any declared but unpaid dividends on the Series E Preferred Stock, Series D Preferred Stock or Series C-1 Preferred Stock, as applicable (the “Series E Liquidation Amount,” the “Series D Liquidation Amount,” and the “Series C-1 Liquidation Amount,” respectively).

3.                                      Third, the holders Series B Preferred Stock will receive an amount per share equal to the sum of (i) 1.23 times the original issue price (adjusted for a prior reverse stock split and anti-dilution protection) for the Series B Preferred Stock ($17.775), plus (ii) any declared but unpaid dividends on the Series B Preferred Stock (the “Series B Liquidation Amount”).

4.                                      Fourth, the holders of Series A and A-1 Preferred Stock (pari passu) will receive an amount per share equal to the greater of (x) the sum of (i) 1.25 times the original issue price (adjusted for a prior reverse stock split and anti-dilution protection) for the Series A Preferred Stock ($10.00) or Series A-1 Preferred Stock ($13.625), as applicable, plus (ii) any declared but unpaid dividends on the Series A Preferred Stock or Series A-1 Preferred Stock, as applicable, and (y) the aggregate amount that would have been payable in respect of number of common stock issued upon conversion of Series A and Series A-1 immediately prior to liquidation, dissolution or winding up of the Company, the “Series A Liquidation Amount” and the “Series A-1 Liquidation Amount,” respectively).

5.                                      Following the payment in full of the amounts described above, the remaining assets of the Company will be distributed to the holders of Series F, E, D, C-1 and B Preferred Stock and common stock of the Company (but not Series A or A-1 Preferred Stock) pro rata based on the number of such shares held by each stockholder on an as-converted to common stock basis (as applicable, the “Participation Amount”). Notwithstanding the above:

a.                                      If the aggregate of the Series F Liquidation Amount and the Participation Amount payable with respect to the Series F Preferred Stock exceeds the sum of (i) 1.5 times the original issue price for the Series F Preferred Stock ($4.4355), plus (ii) any declared but unpaid dividends thereon (collectively, the “Maximum Series F Liquidation Amount”), then holders of Series F Preferred Stock will instead receive the greater of (x) the Maximum Series F Liquidation Amount, or (y) the amount that such holders would receive if all shares of Series F Preferred Stock had been converted into common stock of the Company immediately prior to the liquidation, dissolution or winding up of the Company.

b.                                      If the aggregate of the Series E Liquidation Amount and the Participation Amount payable with respect to the Series E Preferred Stock exceeds the sum of (i) 3 times the original issue price for the Series E Preferred Stock ($2.4088), plus (ii) any declared but unpaid dividends thereon (collectively, the “Maximum Series E Liquidation Amount”), then holders of Series E Preferred Stock will instead receive the greater of (x) the Maximum Series E Liquidation Amount, or (y) the amount that such holders would receive if all shares of Series E Preferred Stock had been converted into common stock of the Company immediately prior to the liquidation, dissolution or winding up of the Company.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Subject to limited exceptions, unless waived by holders of at least (i) a majority of the outstanding shares of Preferred Stock (voting together as a single class on an as-converted to common stock basis), and (ii) a majority of the outstanding Series F Preferred Stock, a merger, combination, consolidation, or sale of voting control of the Company or sale or transfer of substantially all of the assets of the Company, in each case in which the Company’s stockholders do not own a majority of the voting shares of the surviving or acquiring corporation, will be deemed to be a liquidation event. If such deemed liquidation event is structured as a merger, combination, consolidation or sale of voting control, the proceeds of such transaction must be distributed to the stockholders in the order described above. If, alternatively, the deemed liquidation event is structured as a sale of assets, and the Company does not dissolve within 90 days after such deemed liquidation event, the holders of Preferred Stock may elect (pursuant to a procedure and in an order of priority similar to that described under “Redemption” below) to have their shares redeemed by the Company in exchange applicable Liquidation Amount described above.

Protective Provisions

Subject to limited exceptions and certain additional restrictions, so long as at least three million shares of Preferred Stock remain outstanding, the Company may not do any of the following without the consent of holders of a majority of the Preferred Stock (voting together as a single class on an as-converted to common stock basis):

a.                                      increase the authorized number of shares of any series of Preferred Stock or common stock of the Company;

b.                                      issue or obligate itself to issue shares of any additional class or series of capital stock unless the same ranks junior to the existing Preferred Stock;

c.                                       effect any transaction or series of related transactions resulting in the consummation of a merger, combination, consolidation or other reorganization of the Company with or into any third party, the transfer of all or substantially all of the assets of the Company to a third party, or any other change of control or recapitalization;

d.                                      subject to limited exceptions, purchase or redeem any shares of capital stock of the Company;

e.                                       amend, alter or repeal any provision of the Certificate of Incorporation or the Bylaws of the Company;

f.                                        sell or otherwise dispose of any of the Company’s or its subsidiaries’ material assets, other than (A) in the ordinary course of business or (B) to wholly-owned subsidiaries of the Company or its subsidiaries;

g.                                       liquidate, dissolve or wind-up the business and affairs of the Company;

h.                                      pay or declare any dividend other than as set forth in the Certificate of Incorporation of the Company;

i.                                          increase the number of shares of common stock or stock options of the Company authorized to be issued to employees or directors of, or consultants or advisors to, the Company or any of its subsidiaries;

j.                                         change the size of the Company’s board of directors;

k.                                      alter the rights or preferences of the Preferred Stock;

l.                                          issue any shares of Preferred Stock;

m.                                  subject to limited exceptions, issue any shares of common stock of the Company other than issuances approved by the Company’s board of directors (including the approval of the director appointed by the holders of Series D Preferred Stock and the director appointed by the holders of Series F Preferred Stock).

Additionally, for so long as at least twenty-five percent (25%) of the number of shares of any series of Preferred Stock remain issued and outstanding, the Company may not (i) take any action that materially and adversely alters the rights of such series of the Preferred Stock unless substantially similar action is taken with respect to all of the other series of the Preferred Stock or (ii) create any additional class or series of capital stock which ranks senior or pari passu to such series of the Preferred Stock, in each such case without the consent of the holders of a majority (which majority must, in certain cases, include the consent of certain named institutional investors) of the outstanding shares of the respective, affected series of the Preferred Stock, voting as a separate class.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Redemption

On and after September 1, 2019, the holders of shares Preferred Stock may require that such shares be redeemed by the Company out of lawfully available funds, as follows:

1)                                     First, the holders of at least a majority of the Series F Preferred Stock (voting as a separate class) may require that all shares of Series F Preferred Stock be redeemed at a price equal to the sum of (i) the original issue price for the Series F Preferred Stock ($4.4355), plus (ii) any declared or accrued but unpaid dividends thereon.

2)                                     Second, and provided that all shares of Series F Preferred Stock have been redeemed by the Company, the Company’s Series E, D and C-1 Preferred Stock (acting pari passu but as separate classes), may be redeemed as follows:

a)                                     The holders of at least a majority of the Series E Preferred Stock (voting as a separate class) may require that all shares of Series E Preferred Stock be redeemed at a price equal to the sum of (i) the original issue price for the Series E Preferred Stock ($2.4088), plus (ii) any declared or accrued but unpaid dividends thereon.

b)                                     The holders of at least a majority of the Series D Preferred Stock (voting as a separate class) may require that all shares of Series D Preferred Stock be redeemed at a price equal to the sum of (i) the original issue price for the Series D Preferred Stock ($1.5074), plus (ii) any declared or accrued but unpaid dividends thereon.

c)                                      The holders of at least a majority of the Series C-1 Preferred Stock (voting as a separate class) may require that all shares of Series C-1 Preferred Stock be redeemed at a price equal to the sum of (i) the original issue price for the Series C-1 Preferred Stock ($0.835), plus (ii) any declared or accrued but unpaid dividends thereon.

3)                                     Third, and provided that all shares of Series F, D, E and C-1 Preferred Stock have been redeemed, the holders of a majority of the Series B Preferred Stock may require that all shares of Series B Preferred Stock be redeemed at a price equal to (i) 1.23 times the original issue price (adjusted for a prior reverse stock split and anti-dilution protection) for the Series B Preferred Stock ($17.775), plus (ii) any declared but unpaid dividends thereon.

4)                                     Fourth, and provided that all shares of Series F, D, E, C-1 and B Preferred Stock (as well as certain shares of Common Stock held by the holders of Series B Preferred Stock) have been redeemed, the holders of a majority of the Series A and A-1 Preferred Stock (voting together as a single class) may require that all shares of Series A and A-1 Preferred Stock be redeemed at a price equal to the sum of (i) 1.25 times the original issue price (adjusted for a prior reverse stock split and anti-dilution protection) for the Series A Preferred Stock ($10.00) or Series A-1 Preferred Stock ($13.625), as applicable, plus (ii) any declared but unpaid dividends on the Series A Preferred Stock or Series A-1 Preferred Stock, as applicable.

All shares of the Preferred Stock have been presented outside of permanent stockholders’ deficit, because there are redemption events outside of the Company’s control.

Note 13. Common Stock and Stockholders’ (Deficit) Equity

Capitalization

Subject to limited exceptions, the Company may issue common stock subject to approval by (i) the board of directors of the Company (including the approval of the director appointed by the holders of Series D Preferred Stock and the director appointed by the holders of Series F Preferred Stock), or (ii) holders of a majority of the Preferred Stock (voting together as a single class on an as-converted to common stock basis). The aggregate number of shares of common stock that the Company will have authority to issue is 32,179,448 shares of common stock, having a par value of $0.001 per share.

On June 17, 2015, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a one-for-2.2859 reverse stock split of all outstanding shares of common stock with the Secretary of State of the State of

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Delaware. The Certificate of Amendment provides that every 2.2859 shares of the Company’s issued and outstanding common stock automatically combine into one issued and outstanding share of the Company’s common stock. The Certificate of Amendment did not change the par value of the Company’s common stock and preferred stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split. In addition, the Certificate of Amendment increased the number of authorized shares of the Company’s common stock to 75,000,000 shares and the number of authorized shares of the Company’s preferred stock to 50,479,286 shares.

Additionally, the holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as-converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an initial public offering of the common stock of the Company at a per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions). On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

Redeemable Common Stock

The holders of at least a majority of the Preferred Stock have agreed that, following the redemption of all the Preferred Stock, the total 59,048 shares of Series A Common Stock will be subject to a redemption price equal to the greater of (i) the sum of (A) 2.25 times 2.2859 times the Series A Investors Common Stock price, plus (B) any dividends declared but unpaid thereon and (ii) the Series A Investors Common Stock appraised value.

The holders of at least a majority of the Preferred Stock have agreed that, following the redemption of all the Preferred Stock, the total 54,246 shares of Series B Common Stock will be subject to a redemption price equal to the greater of (1) the sum of (A) 2.25 times 2.2859 times the Series B Investors Common Stock price, plus (B) any dividends declared but unpaid thereon and (ii) the Series B Investors Common Stock appraised value. The Company has recorded the Series B Common Stock $2.1 million redemption value and the Series A Common Stock $0.8 million value together in mezzanine equity in the accompanying consolidated balance sheets.

Warrants

On May 2, 2014, the Company issued 131,239 common stock warrants to purchase an aggregate of 131,239 shares of its common stock at an exercise price of $2.95 per share to two entities affiliated with SVB. The common stock warrants were immediately exercisable upon issuance and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $0.2 million which was recorded as an increase to additional paid in capital and as a debt discount.

Stock Plan and Stock Options

The Company’s Second Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options to its employees and non-employees. Options issued under the Plan are exercisable for periods not to exceed ten years, vest over four years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Company’s board of directors, which obtains periodic third-party valuations to assist their determination process.

The Plan provides for the early exercise of stock options for certain individuals as determined by their respective option agreements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	741,971	2,875,106	$3.73	8.38	$6,758
Increase in Plan authorized shares	306,892
Stock option grants	(1,006,316)	1,006,316	$9.75
Stock options exercised		(185,795)	$1.41
Stock options cancelled	105,981	(105,981)	$5.26
Stock options expired	33,596	(33,596)	$8.66
Balance at June 30, 2015	182,124	3,556,050	$5.39	8.87	$34,168
Vested or expected to vest June 30, 2015		3,246,008	$5.28	8.83	$31,521
Exercisable as of June 30, 2015		577,790	$1.62	7.30	$7,731

The total grant-date fair value of stock options granted during the quarter and six months ended June 30, 2015 was $3.3 million and $5.2 million, respectively.

Stock-Based Compensation

All stock-based awards to employees are measured based on the grant-date fair value of the awards and are generally recognized in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each award). The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Compensation cost is generally recognized over the vesting period of the applicable award using the straight-line method.

Given the absence of a public trading market prior to June 30, 2015, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for the Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of the Preferred Stock relative to the common stock; (iv) the lack of marketability of the common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company, given prevailing market conditions.

The assumptions used in the Black-Scholes option-pricing model were determined as follows:

Volatility.  Since the Company does not have a trading history for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Risk-Free Interest Rate.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Term.  The expected term represents the period that the stock-based awards are expected to be outstanding. When establishing the expected term assumption, the Company used the “simplified” method because the Company does not have adequate historical data.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero.

Forfeiture rate.  The Company uses historical data to estimate pre- vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2014	2015
Volatility	53.7%	49.6% – 51.0%
Expected life (in years)	7.0	7.0
Risk-free interest rate	2.3%	1.58% – 2.06%
Dividend yield	—	—
Weighted-average fair value of underlying common stock	$1.65	$5.15

Total compensation costs charged as an expense for stock-based awards, including stock options, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Administrative and marketing	$6	$23	$12	$41
Sales	21	95	48	165
Technology and development	11	52	25	92
General and administrative	110	397	225	1,080
Total stock-based compensation expense	$148	$567	$310	$1,378

As of June 30, 2015, the Company had $7.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Note 14. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. A deferred tax provision was recognized for the quarter ended June 30, 2015 and for the six months ended June 30, 2014, primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. For the quarter ended June 30, 2014 and six months ended June 30, 2015, an income tax benefit was realized as a result of acquisition activity partially offset by the aforementioned timing differences.

All of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

Note 15. Subsequent Events

On July 7, 2015, Teladoc closed on its initial public offering (the “IPO”) in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share.  The Company received net proceeds of $163.5 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.1 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

On July 15, 2015, the Company reduced its indebtedness under the Revolving Advance facility with a $5.0 million principal repayment.

On July 24, 2015, two entities affiliated with SVB exercised their warrants to purchase 59,281 shares of common stock at an exercise price of $2.95 per share.

On July 31, 2015, the Company acquired certain assets from Gateway to Provider Access, Inc. (“Gateway”) for $1.5 million, subject to post-closing working capital adjustments as defined in the purchase agreement.  Gateway is engaged in the marketing, selling and administering the Company’s services through other third parties.

ITEM                              2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements other than statements of historical fact are, or may be, forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimate, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “would”, “likely”, “foresee”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, including those set forth below.

•                  Our business could be adversely affected by ongoing legal challenges to our business model or by new state actions restricting our ability to provide the full range of our services in certain states;

•                  We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted;

•                  Evolving government regulations may require increased costs or adversely affect our results of operations;

•                  We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations;

•                  We have a history of cumulative losses, which we expect to continue, and we may never achieve or sustain profitability;

•                  The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations;

•                  A significant portion of our revenue comes from a limited number of Clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations;

•                  The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive Member engagement, the growth of our business will be harmed;

•                  If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, our revenue will likely decrease;

•                  Our growth depends in part on the success of our strategic relationships with third parties;

•                  Our business and growth strategy depend on our ability to maintain and expand a network of qualified Providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed;

•                  We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance;

•                  Rapid technological change in our industry presents us with significant risks and challenges;

•                  A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may render our solution obsolete or require us to expend significant resources in order to remain competitive;

•                  If our new applications and services are not adopted by our Clients, or if we fail to continue to innovate and develop new applications and services that are adopted by our Clients, our revenue and results of operations will be adversely affected;

•                  We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our Clients and Members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with Clients, adversely affecting our brand and our business;

•                  We could incur substantial costs as a result of any pending or future claim of infringement of another party’s intellectual property rights;

•                  If our arrangements with our Providers or our Clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted;

•                  If our Providers are characterized as employees, we would be subject to employment and withholding liabilities;

•                  Any future litigation against us could be costly and time-consuming to defend;

•                  We will incur significantly increased costs and devote substantial management time as a result of operating as a public company;

•                  Certain state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could adversely affect our results of operations;

•                  Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations;

•                  Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations;

•                  In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all;

•                  Failure to adequately expand our direct sales force will impede our growth;

•                  We may be unable to successfully execute on our growth initiatives, business strategies or operating plans;

•                  Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, membership base and revenue;

•                  Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock;

•                  If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy;

•                  We incur significant upfront costs in our Client relationships, and if we are unable to maintain and grow these Client relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition and results of operations;

•                  If our existing Clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional applications and services from us, it could have a material adverse effect on our business, financial condition and results of operations;

•                  Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate;

•                  We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed;

•                  If we cannot implement our solution for Clients or resolve any technical issues in a timely manner, we may lose Clients and our reputation may be harmed;

•                  We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business;

•                  If we fail to develop widespread brand awareness cost-effectively, our business may suffer;

•                  Our marketing efforts depend significantly on our ability to receive positive references from our existing Clients;

•                  Any failure to protect our intellectual property rights could impair our ability to protect our technology and our brand;

•                  We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have a material adverse effect on our business, financial condition and results of operations;

•                  Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes which could adversely affect our results of operations;

•                  Economic uncertainties or downturns in the general economy or the industries in which our Clients operate could disproportionately affect the demand for our solution and negatively impact our results of operations;

•                  The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all;

•                  Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations;

•                  Future sales to Clients outside the United States or with international operations may expose us to risks inherent in international sales that, if realized, could adversely affect our business;

•                  We have an unremediated material weakness in internal control over financial reporting.  Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline; and

•                  We are an “emerging growth company”, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

The foregoing list of factors is not exhaustive, and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our registration statements on Form S-1 (File No.333-204577) filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 1,100 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 11 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year, at a cost of $40 per visit. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 274,000 telehealth visits in the first six months of 2015 and approximately 300,000 telehealth visits in 2014.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers and health plans (our “Clients”) purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals (our “Providers”) have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which has exceeded 95% over the last six years, and a 104% annual net dollar retention rate among our Clients on average over the last three years. We further believe any consumer, employer or health plan or practitioner interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents and other beneficiaries, while visit fees are paid by either Clients or Members. We generated $18.3 million and $10.3 million in revenue for the quarters ended June 30, 2015 and 2014, respectively, representing 78% year-over-year growth and $34.7 million and $19.7 million for the six months ended June 30, 2015 and 2014, respectively, representing 77% year-over-year growth. We had net losses of $17.1 million and $3.2 million for the quarters ended June 30, 2015 and 2014, respectively, and $29.8 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively. For the quarter ended June 30, 2015, 83% and 17% of our revenue was derived from subscription access fees and visit fees, respectively, and for the six months ended June 30, 2015, 81% and 19% of our revenue was derived from subscription access fees and visit fees, respectively.

In July 2015, we successfully closed on our IPO in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share.  We received net proceeds of $163.5 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.1 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,295 shares of common stock.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed four acquisitions detailed below over the last two years, which we believe have expanded our distribution capabilities and broadened our service offering.

In August 2013, we acquired Consult A Doctor for $16.6 million, net of cash acquired. In May 2014, we acquired AmeriDoc for $17.2 million, net of cash acquired. Both of these acquired businesses specialized in providing telehealth solutions to small- and medium-sized businesses through broker distribution channels. These acquisitions added new distribution opportunities that we believe are an important element of our growth strategy.

In January 2015, we completed the acquisition of BetterHelp, a provider of direct-to-consumer, behavioral health services, for $3.3 million net of cash acquired, and a $1.0 million promissory note and we have agreed to make annual payments to the sellers equal to 15% of the total net revenue generated by the BetterHelp business for each of the next three years. We believe this acquisition will help us broaden our service into the direct-to-consumer and behavioral health sector.

On June 17, 2015, we completed our acquisition of StatDoc for aggregate consideration of $30.1 million, comprised of $13.3 million of cash and $16.8 million of our common stock (or 1,051,033 shares), subject to post-closing working capital adjustments as defined in the Agreement and Plan of Merger governing the acquisition. StatDoc is a telemedicine provider, focused on managed care, health system and self-insured clients.

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences and lead to increasing or maintaining our existing annual net dollar retention rate.

Number of Visits.  We also realize revenue in connection with the completion of a visit. Accordingly, our visit revenue, or visit fees, increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate is a key objective in order for our Clients to realize tangible healthcare savings with our service.

Annual Net Dollar Retention Rate.  We disclose annual net dollar retention rate as a supplemental measure of our organic revenue growth. We believe annual net dollar retention rate is an important metric that provides insight into the long-term value and stability of our subscription agreements and our ability to retain and grow revenue from our existing Clients. Because we typically enter into annual contracts with our Clients, a large percentage of our Client agreements have reached the end of their original terms and, as a result, we have observed significant renewal rates. We observed a 104% annual net dollar retention rate among our Clients on average over the last three years. We calculate annual net dollar retention rate as the aggregate annualized subscription contract value as of the last day of a calendar year from our Clients that have been under contract with us for at least 12 months divided by the aggregate annualized subscription contract value from all our Clients as of the last day of the prior calendar year. We calculate the annualized subscription contract value for each Client by multiplying the monthly recurring revenue of such Client by 12. For the purposes of annual net dollar retention rate, we count health plan Clients separately from each self-insured employer Client that contracts with us through a health plan relationship.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year.  Conversely, the second quarter of the year has historically been the period of lowest utilization of our Provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this quarterly report on Form 10-Q.

Components of Results of Operations

Revenue

We generate in excess of 80% of our revenue from our Clients who purchase access to our professional Provider network for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee as well as a visit fee for each completed visit, which is either paid to us by the Client, the Member or both parties. Accordingly, we generate subscription access revenue from our subscription access fees and visit revenue from our visit fees.

Subscription access revenue accounted for approximately 83% and 86% of our total revenue during the quarters ended June 30, 2015 and 2014, respectively, and 81% and 86% during the six months ended June 30, 2015 and 2014, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

We recognize subscription access fees monthly when the following criteria are met: (i) there is an executed subscription agreement, (ii) the Member has access to the service, (iii) collection of the fees is reasonably assured and (iv) the amount of fees to be paid by the Client and Member is fixed and determinable. Our agreements generally have a term of one year. The majority of Clients renew their contracts with us following their first year of services. We generally invoice our Members in advance on a monthly basis. Visit fees are recognized as incurred and billed in arrears.

Warranties and Indemnification

Our arrangements generally include certain provisions for indemnifying Clients against liabilities if there is a breach of a Client’s data or if our service infringes a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications.

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid. We may also be subject to indemnification obligations by law with respect to the actions of our employees under certain circumstances and in certain jurisdictions.

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

During the quarter ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, all of our revenue was generated by Clients located in the United States. No Client represented over 10% of revenue for the quarters or the six months ended June 30, 2015 or 2014.

As of June 30, 2015 and December 31, 2014, no Client accounted for more than 10% of accounts receivable.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits) and costs related to our contracted third-party call center and insurance, which includes coverage for medical malpractice claims. Cost of revenue is driven primarily by the number of visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to grow our headcount to build our Provider network operations center and to enhance our sales and technology capabilities, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

Gross Profit

Our gross profit is our total revenue minus our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including the fees we charge our Clients, the number of visits we complete and the costs of running our Provider network operations center. We expect our annual gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these factors.

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of personnel and related expenses for our marketing staff, including costs of communications materials that are produced to generate greater awareness and utilization among our Clients and Members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude any allocation of occupancy expense as well as depreciation and amortization.

We expect our advertising and marketing expenses to increase for the foreseeable future as we continue to increase the size of our advertising and marketing operations and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses. We will continue to invest in advertising and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities.

Sales Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, employment taxes, travel and stock-based compensation costs for our employees engaged in sales, account management and sales support. Our sales expenses exclude any allocation of occupancy expense as well as depreciation and amortization.

We expect our sales expenses to increase as we strategically invest to expand our business. We expect to hire additional sales personnel and related account management and sales support personnel to capture an increasing amount of our market opportunity. As we scale our sales and related account management and sales support personnel in the short- to medium-term, we expect these expenses to increase in both absolute dollars and as a percentage of revenue. We will continue to invest in sales by hiring additional sales and account management and sales support personnel.

Technology and Development Expenses

Technology and development expenses include personnel and related expenses for software engineering, information technology infrastructure, security and compliance and product development. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure and stock-based compensation for our technology and development employees. Our technology and development expenses exclude any allocation of occupancy expense as well as depreciation and amortization.

We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses. Historically, the majority of our technology and development expenses has been expensed.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, legal and human resources departments. They also include stock-based compensation and all facilities costs including, utilities, communications and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

We expect our general and administrative expenses to increase for the foreseeable future following the completion of this offering due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business. However, we expect our general and administrative expenses to remain steady as a percentage of our total revenue over the near-term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.

Interest (Expense) Income

Interest (expense) income consists of interest costs associated with our bank and other debt.

Income Tax Provision (Benefit)

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between treatment of the goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at June 30, 2015 and December 31, 2014, due to the uncertainty surrounding the future realization of such assets. As of June 30, 2015 and December 31, 2014, we have approximately $91.9 million and $54.1 million, respectively, of federal NOLs available to offset future taxable income. If not utilized, the federal NOLs begin to expire in 2024. See “Risk Factors—Risks Related to Our Business—Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.” included elsewhere in this quarterly report on Form 10-Q.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the three and six months ended June 30, 2015 and 2014 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014			2015	2014
	$	$	Variance	%(a)	$	$	Variance	%(a)
Revenue	$18,283	$10,289	$7,994	78%	$34,771	$19,695	$15,076	77%
Cost of revenue	4,793	2,027	2,766	137%	10,074	4,008	6,066	151%
Gross profit	13,490	8,262	5,228	63%	24,697	15,687	9,010	57%
Operating expenses:
Advertising and marketing	4,730	1,436	3,294	229%	9,071	3,954	5,117	129%
Sales	4,397	3,033	1,364	45%	8,079	5,178	2,901	56%
Technology and development	3,203	2,064	1,139	55%	6,109	3,256	2,853	88%
General and administrative	16,488	4,033	12,455	309%	28,456	7,377	21,079	286%
Total operating expenses	28,818	10,566	18,252	173%	51,715	19,765	31,951	162%
EBITDA(1)	(15,328)	(2,304)	(13,024)	565%	(27,018)	(4,078)	(22,941)	563%
Depreciation and amortization	923	554	369	67%	1,826	968	858	89%
Loss from operations	(16,251)	(2,858)	(13,393)	469%	(28,844)	(5,046)	(23,798)	472%
Interest (expense) income, net	(642)	(349)	(293)	84%	(1,210)	(404)	(806)	200%

Net loss before taxes	(16,893)	(3,207)	(13,686)	427%	(30,054)	(5,450)	(24,604)	451%
Income tax provision (benefit)	171	(7)	178	2610%	(287)	65	352	543%

Net loss	$(17,064)	$(3,200)	$(13,864)	433%	$(29,767)	$(5,515)	$(24,252)	440%

(1)         EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization. See additional information regarding EBITDA at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We completed our acquisitions of AmeriDoc on May 1, 2014, BetterHelp on January 23, 2015 and StatDoc on June 17, 2015. The results of operations of AmeriDoc, BetterHelp and StatDoc since the respective acquisition dates have been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of their acquisition.

Revenue.  Total revenue was $18.3 million for the quarter ended June 30, 2015, compared to $10.3 million during the quarter ended June 30, 2014, an increase of $7.9 million, or 78%. Total revenue was $34.7 million for the six months ended June 30, 2015, compared to $19.7 million during the six months ended June 30, 2014, an increase of $15.0 million, or 77%. The increase in revenue for both periods was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new Clients, as the number of Members increased by 39% from June 30, 2014 to June 30, 2015. We experienced 148,696 visits, representing $3.2 million of visit fees for the quarter ended June 30, 2015, compared to 61,379 visits, representing $1.4 million of visit fees during the quarter ended June 30, 2014, an increase of $1.8 million, or 127%. We also experienced 274,018 visits, representing $6.4 million of visit fees for the six months ended June 30, 2015, compared to 126,622 visits, representing $2.8 million of visit fees during the six months ended June 30, 2014, an increase of $3.6 million, or 128%.

Cost of Revenue.  Cost of revenue was $4.8 million for the quarter ended June 30, 2015 compared to $2.0 million for the quarter ended June 30, 2014, an increase of $2.8 million, or 137%. Cost of revenue was $10.1 million for the six months ended June 30, 2015 compared to $4.0 million for the six months ended June 30, 2014, an increase of $6.1 million, or 151%. The increase for both periods was primarily due to increased telehealth visits resulting in increased provider fees, increased cost associated with our third-party call center, and hiring of additional personnel to manage our physician network operations.

Gross Profit.  Gross profit was $13.5 million, or 74% as a percentage of revenue, for the quarter ended June 30, 2015 compared to $8.3 million, or 80%, as a percentage of revenue, for the quarter ended June 30, 2014, an increase of $5.2 million, or 63%. Gross profit was $24.7 million, or 71% as a percentage of revenue, for the six months ended June 30, 2015 compared to $15.7 million, or 80%, as a percentage of revenue, for the six months ended June 30, 2014, an increase of $9.0 million, or 57%. The increase for the quarter and six months ended June 30, 2015 was primarily due to the aforementioned revenue and cost of revenue growth. Additionally, increased visit volume, resulting in greater mix of visit revenue to total revenue and their associated costs negatively impacted gross profit for the period compared to the six months ended June 30, 2014.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $4.7 million for the quarter ended June 30, 2015 compared to $1.4 million for the quarter ended June 30, 2014, an increase of $3.3 million, or 229%. This increase primarily consisted of increased independent research initiatives, sponsorship of professional organizations and trade shows of $2.6 million, increased staffing of $0.4 million and other expenses of $0.3 million. Advertising and marketing expenses were $9.1 million for the six months ended June 30, 2015 compared to $4.0 million for the six months ended June 30, 2014, an increase of $5.1 million, or 129%. This increase primarily consisted of increased independent research initiatives, sponsorship of professional organizations and trade shows of $3.8 million, increased staffing of $0.7 million and other expenses of $0.6 million.

Sales Expenses.  Sales expenses were $4.4 million for the quarter ended June 30, 2015 compared to $3.0 million for the quarter ended June 30, 2014, an increase of $1.4 million, or 45%. This increase primarily consisted of increased staffing and sales commissions of $1.2 million. Sales expenses were $8.1 million for the six months ended June 30, 2015 compared to $5.2 million for the six months ended June 30, 2014, an increase of $2.9 million, or 56%. This increase primarily consisted of increased staffing and sales commissions of $2.2 million, increased travel and entertainment expenses of $0.4 million and an increase to other sales expenses of $0.3 million.

Technology and Development Expenses.  Technology and development expenses were $3.2 million for the quarter ended June 30, 2015 compared to $2.1 million for the quarter ended June 30, 2014, an increase of $1.1 million, or 55%. This increase resulted primarily from hiring additional personnel totaling $1.5 million, offset by reduction in professional fees as a result of replacement of full time employees on the ongoing project to improve and optimize our technology platform. Technology and development expenses were $6.1 million for the six months ended June 30, 2015 compared to $3.3 million for the six months ended June 30, 2014, an increase of $2.8 million, or 88%. This increase resulted primarily from hiring additional personnel totaling $2.7 million.

General and Administrative Expenses.  General and administrative expenses were $16.5 million for the quarter ended June 30, 2015 compared to $4.0 million for the quarter ended June 30, 2015, an increase of $12.5 million, or 309%. This increase was driven primarily by an increase in employee-related expenses of approximately $3.5 million as a result of growth in total employee headcount to 407 at June 30, 2015 as compared to 149 at June 30, 2014. Additionally, costs incurred in our physician network operations center in connection with enhancing our Member services increased by $0.7 million and professional fees, principally legal, increased by $6.9 million for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014. Severance costs, lease costs associated with abandoned facilities and bad debt expenses, increased to $2.6 million for the quarter ended June 30, 2015 from $1.3 million for the quarter ended June 30, 2014, an increase of $1.3 million. General and administrative expenses were $28.5 million for the six months ended June 30, 2015 compared to $7.4 million for the six months ended June 30, 2015, an increase of $21.1 million, or 286%. This increase was driven in part by an increase in employee-related expenses of approximately $6.8 million as a result of growth in total employee headcount to 407 at June 30, 2015 as compared to 149 at June 30, 2014. Additionally, costs incurred in our physician network operations center in connection with enhancing our Member services increased by $1.9 million and professional fees, principally legal, increased by $9.8 million for the six months ended June 30, 2015 as compared to June 30, 2014. Severance costs, lease costs associated with abandoned facilities and bad debt expenses, increased to $4.8 million for the six months ended June 30, 2015 from $2.2 million for the six months ended June 30, 2014, an increase of $2.6 million.

Depreciation and Amortization.  Depreciation and amortization was $0.9 million for the quarter ended June 30, 2015 compared to $0.5 million for the quarter ended June 30, 2014, an increase of $0.4 million, or 67%. Depreciation and amortization was $1.8 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014, an increase of $0.8 million, or 89%. This increase in both periods was due to an increase of amortization expense of primarily acquisition-related intangible assets that grew from $10.2 million at December 31, 2014 to $20.2 million at June 30, 2015 and an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $2.3 million at December 31, 2014 to $4.8 million at June 30, 2015.

Interest Expense.  Interest expense was approximately $0.6 million for the three months ended June 30, 2015 compared to $0.3 million for the three months ended June 30, 2014, an increase of $0.3 million. Interest expense was approximately $1.2 million for the six months ended June 30, 2015 compared to $0.4 million for the six months ended June 30, 2014, an increase of $0.8 million. The increase in interest expense for both periods reflects higher outstanding debt. Interest expense consists of interest costs associated with our bank and other debt.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2015	2014
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(17,595)	$(5,087)
Net cash used in investing activities	(17,860)	(14,817)
Net cash provided by financing activities	4,442	17,296
Total	$(31,013)	$(2,608)

Our principal sources of liquidity were cash and cash equivalents totaling $15.4 million as of June 30, 2015, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds.

Since our inception, we have financed our operations primarily through private sales of equity securities and to a lesser extent, bank borrowings. In July 2015, we received $163.5 million of net cash proceeds associated with the issuance of 9,487,500 shares of common stock in conjunction with our IPO, after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.1 million.

Cash Used in Operating Activities

For the six months ended June 30, 2015, cash used in operating activities was $17.6 million. The negative cash flows resulted primarily from our net loss of $29.8 million, partially offset by depreciation and amortization of $1.8 million, allowance for doubtful accounts of $1.0 million, stock-based compensation of $1.4 million, deferred income tax of $0.3 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $8.3 million, all of which was due to growth.

For the six months ended June 30, 2014, cash used in operating activities was $5.1 million. The cash used primarily related to our net loss of $5.5 million and the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $1.5 million, partially offset by depreciation and amortization of $1.0 million, allowance for doubtful accounts of $0.5 million, deferred income taxes of $0.1 million, and stock-based compensation of $0.3 million.

The increase for both periods in cash used in operating activities was primarily the result of additional headcount, increased marketing expenses, costs incurred to improve and optimize our technology platform, increased in our physician network operations, increased legal fees and office-related charges to support the growth of our business.

Cash Used in Investing Activities

Cash used in investing activities was $17.9 million for the six months ended June 30, 2015. Cash used in investing activities consisted of the acquisitions of BetterHelp and StatDoc, which required payments of $3.3 million and $10.2 million net of cash acquired, respectively, and of purchases of property and equipment totaling $3.5 million and investments in internally developed capitalized software of $0.8 million.

Cash used in investing activities was $14.8 million for the six months ended June 30, 2014. Cash used in investing activities consisted of the acquisition of AmeriDoc, which required initial cash payments of $13.8 million, and of purchases of property and equipment totaling $0.6 million and investments in internally developed capitalized software of $0.4 million.

Cash Provided by Financing Activities

Our primary financing activities have consisted of private sales of preferred stock and bank and other borrowings.

Cash provided by financing activities for the six months ended June 30, 2015 was $4.4 million. Cash provided by financing activities consisted of an additional $6.8 million borrowed under the Revolving Advance facility and $0.3 million of proceeds from the exercise of employee stock options. Cash used in financing activities consisted of $2.4 million of IPO related expenses and the repayment of $0.2 million under the Amended Term Loan facility.

Cash provided by financing activities was $17.3 million for the six months ended June 30, 2014. Cash provided by financing activities was primarily attributable to the issuance of preferred stock of $16.7 million and $0.6 million of proceeds from the exercise of employee stock options.

Looking Forward

As a result of our recent IPO, we received $163.5 million of net cash proceeds in July 2015. Additionally in July 2015 we made a $5.0 million repayment on our Revolving Advance facility. We anticipate negative EBITDA results through the end of 2017.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of telehealth. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.

Indebtedness

In May 2014, we entered into an Amended and Restated Loan and Security Agreement with SVB that provided for a Revolving Advance facility and a Term Loan facility, or the Amended Term Loan facility. The Revolving Advance facility provides for borrowings up to $12.0 million based on 300% of our monthly recurring revenue. The facility carries interest at a rate of 0.75% above the prime rate per annum and had an initial maturity of April 2016. Interest payments are payable monthly in arrears. We entered into an Amendment to the Revolving Advance facility in March 2015 that extended its maturity to April 2017.

The Amended Term Loan facility provides for borrowings up to $5.0 million. The Amended Term Loan facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan facility commenced in May 2015 and continue with 47 equal month payments of principal plus interest.

In May 2014, we entered into a Subordinated Loan and Security Agreement with SVB that provided for Mezzanine Term Loans totaling $13.0 million. The total $13.0 million drawdown of the mezzanine facility was completed in September 2014. The mezzanine facility carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the mezzanine facility, we granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of our common stock at an exercise price of $2.95 per share. The warrants are immediately exercisable and have a ten-year term. On July 24, 2015, two entities affiliated with SVB exercised their warrants to purchase 59,281 shares of common stock at an exercise price of $2.95 per share. We also granted SVB a security interest in significantly all of our assets. The mezzanine facility has been used to fund the expansion of our business.

The Company incurred approximately $0.2 million of loan origination costs in connection with the above facilities and amortized approximately $18,000 and $6,000 of these costs during the quarters ended June 30, 2015 and 2014, respectively, and $37,000 and $6,000 during the six months ended June 30, 2015 and 2014.

Effective with the purchase of AmeriDoc, we executed a subordinated promissory note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The subordinated promissory note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In December 2014, we, the seller of AmeriDoc and SVB executed an amended and restated subordinated promissory note, or the AmeriDoc Promissory Note, that extended the maturity of the Promissory Note to April 30, 2017.

The Company was in compliance with all debt covenants at December 31, 2014 and June 30, 2015.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2015:

	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating leases	$11,048	$1,563	$3,557	$1,867	$4,061
Obligations under SVB Facilities and AmeriDoc Promissory Note	32,792	1,250	30,500	1,042	—
Interest associated with long-term debt	4,230	2,266	1,943	21	—
Total	$48,070	$5,079	$36,000	$2,930	$4,061

Our existing office and hosting co-location facilities lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised the office and hosting co-location facilities lease options. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. For abandoned facilities, the above contractual obligation schedule does not reflect any realized or potential subleases.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

EBITDA

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use the following additional non-U.S. GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA. We believe that the presentation of this financial measure enhances an investor’s understanding of our financial performance. We further believe that this financial measure is a useful financial metric to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize EBITDA as the primary measure of segment performance.

EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization. We believe that making such adjustment provides investors meaningful information to understand our results of operations and ability to analyze financial and business trends on a period-to-period basis.

We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the term EBITDA may vary from that of others in our industry. EBITDA should not be considered as an alternative to net loss before taxes, net loss, earnings per share or any other performance measures derived in accordance with U.S. GAAP as measures of performance.

EBITDA has an important limitation as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

EBITDA:

•                  does not reflect the significant interest expense on our debt; and

•                  eliminates the impact of income taxes on our results of operations; and

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any expenditures for such replacements; and

•                  other companies in our industry may calculate EBITDA differently than we do, limiting the usefulness of EBITDA as comparative measures.

We compensate for these limitations by using EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include gross profit, net loss, net loss per share and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

The following table reconciles net loss to EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(17,064)	$(3,200)	$(29,767)	$(5,515)
Add (deduct):
Interest expense (income), net	642	349	1,210	404
Provision for income taxes (benefit)	171	(7)	(287)	65
Depreciation expense	215	77	428	130
Amortization expense	708	477	1,398	838
EBITDA	$(15,328)	$(2,304)	$(27,018)	$(4,078)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan facility and Revolving Advance facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan facility and Revolving Advance facility as of June 30, 2015, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $40,730 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of June 30, 2015. This conclusion is due to the following material weakness in our internal control over financial reporting.

During 2014, management identified a material weakness in our internal control over financial reporting relating to the breadth of our internal accounting team. Specifically, we did not have a sufficient number of accounting personnel to effectively design and operate proper internal controls over financial reporting. We are taking steps to remediate this material weakness.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

Teladoc is plaintiff in three lawsuits in the Texas courts against the Texas Medical Board (the ‘‘TMB’’). In the first suit, Teladoc v. TMB and Leshikar, on December 31, 2014, the Austin Court of Appeals granted Teladoc’s request for summary judgment, invalidating the TMB’s prior assertion that Teladoc’s doctors do not form ‘‘proper professional relationships’’ with Teladoc’s members in the course of telehealth consultations such as would support the prescription of medications. The TMB has filed a petition for review with the Texas Supreme Court to ask that Court if it will allow the TMB to appeal the Court of Appeals’s decision. In the second suit, Teladoc v. TMB and Freshour, on February 2, 2015, the Travis County District Court granted Teladoc’s request for a temporary injunction restraining the TMB from enforcing an ‘‘emergency rule’’ it issued on January 16, 2015 purporting to amend the Texas Administrative Code so as to require a ‘‘face-to-face’’ examination of a patient before a Texas physician may lawfully prescribe medication. This suit is set for trial on November 9, 2015. In the third suit, Teladoc et al. v. TMB et al., the United States District Court for the Western District of Texas, Austin Division, held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the rule amendments the TMB adopted on April 10, 2015 that seek to effect substantively identical restrictions as the issues in the two prior lawsuits. On May 29, 2015, the court granted Teladoc’s request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity. The Court has set a trial date of February 13, 2017. On July 30, 2015, the TMB filed a motion to dismiss the suit. No hearing on this motion to dismiss has been set. Given the nature and status of these lawsuits, the Company cannot yet determine the amount or reasonable range of a potential loss, if any, though it does not believe a material loss is probable in connection with any of the lawsuits.

Business in the State of Texas accounted for approximately $10.0 million (or 23%) and $6.3 million (or 18%) of the Company’s consolidated revenue during the year ended December 31, 2014 and for the six months ended June 30, 2015, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Our business could be adversely affected by ongoing legal challenges to our business model or by new state actions restricting our ability to provide the full range of our services in certain states.

Our ability to conduct business in each state is dependent upon the state’s treatment of telemedicine (and of remote healthcare delivery in general, such as the permissibility of, and requirements for, physician cross-coverage practice) under such state’s laws, rules and policies governing the practice of medicine, which are subject to changing political, regulatory and other influences. Cross-coverage regulation refers to the state rules under which one doctor is permitted to treat the regular patients of another doctor remotely. Some state medical boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states. Some of these actions have resulted in litigation and the suspension of our operations in certain states.

For instance, the Texas Medical Board, or the TMB, asserted in 2011 that our Providers do not form the required relationships with our Members in the course of telehealth visits that would support the prescription of medications. As a result of this position, we initiated two lawsuits against the TMB, both of which are pending in Texas state courts. On December 31, 2014, the Austin Court of Appeals granted our request for summary judgment in the first suit, invalidating the TMB’s prior position that our operations do not comply with the current TMB regulations governing the practice of medicine. This Court of Appeals decision may be subject to an appellate hearing in the Texas Supreme Court. In the second suit, we filed a request for a temporary injunction to restrain the TMB from communicating, implementing and enforcing an “emergency rule” it issued on January 16, 2015, purporting to amend the Texas Administrative Code to require an in-person examination of a patient before a Texas physician may lawfully prescribe medication. On February 2, 2015, the Travis County District Court granted our request for a temporary injunction, which remains in effect and prohibits the TMB from communicating, implementing and enforcing the emergency rule. The TMB’s subsequent passage of the rule described below may have mooted one or both of these cases, but they remain active. We are currently unable to make a reasonable estimate of when either of these cases will be resolved, whether we will ultimately prevail, or the amount or range of loss that could result from an unfavorable outcome in either action.

On April 10, 2015, the TMB adopted revisions to the rules governing medical practice that would require, in most instances, in-person examinations prior to prescribing medications. Our present business model does not include in-person examinations of our Members before prescribing medications. We challenged these rule amendments on April 29, 2015 by filing a lawsuit against the TMB in the United States District Court for the Western District of Texas, Austin Division requesting that they be enjoined as unlawful under the Sherman Antitrust Act and the Commerce Clause of the U.S. Constitution, and a related hearing was held on May 22, 2015 on our motion for preliminary injunction. On May 29, 2015, this court granted our request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity, and on July 30, 2015, the TMB filed a motion to dismiss the suit. The court has set a trial date of February 13, 2017. Accordingly, for so long as the preliminary injunction remains in place, the rule amendments as proposed will not go into effect in Texas.

Business in the State of Texas accounted for approximately $6.3 million, or 18%, and $10.0 million, or 23%, of our revenue during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. If the TMB’s rule revisions go into effect as written and we are unable to adapt our business model in compliance with the TMB rule, our ability to operate our business in the State of Texas could be materially adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, during 2014, we voluntarily suspended our business operations in the States of Arkansas and Idaho in response to formal and informal communications among us, our affiliated physicians, and the respective boards of medicine in each state. In each state, the board of medicine took the position that our business model did not meet the state’s applicable legal requirements in order for our affiliated physicians to prescribe medications for our Members. In March 2015, Idaho Governor Otter signed the Idaho Telehealth Access Act, which redefined telehealth services in Idaho in a manner that will allow us to resume operations in Idaho in July 2015. In addition, in April 2015, Arkansas enacted its own Telemedicine Act allowing a telehealth provider to establish a relationship with a patient through an in-person examination or through another manner adopted by rule of the Arkansas State Medical Board. We remain in active discussions with the relevant authorities in Arkansas to demonstrate the safety and benefits inherent to our business. Despite these discussions, we cannot guarantee that we will be able to resume operations in Arkansas.

It is possible that the laws and rules governing the practice of medicine in one or more states may change in a manner analogous to what occurred in Texas and Arkansas. If this were to happen, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine laws will not further circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in at least 42 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for Provider services through a services agreement with Teladoc Physicians, P.A., or Teladoc PA, which is a 100% physician-owned independent entity that has agreements with several professional corporations, to contract with physicians and professional corporations that contract with physicians for the clinical and professional services provided to our Members. We do not own Teladoc PA or the professional corporations with which it contracts. Teladoc PA is owned by Dr. Timothy Howard, one of our Providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with Teladoc PA, or among Teladoc PA and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our Members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with Teladoc PA could have a material adverse effect on our business, financial condition and results of operations.

Evolving government regulations may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the states in which we operate, we believe we are in compliance with all applicable regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. In the event that we must remedy such violations, we may be required to modify our services and products in such states in a manner that undermines our solution’s attractiveness to Clients, Members or Providers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to Clients and Members, which could have a material adverse effect on our business, financial condition and results of operations.

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our Providers, vendors and Clients, our marketing activities and other aspects of our operations. Of particular importance are:

•                  the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

•                  the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•                  the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•                  the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

•                  reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

•                  similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers;

•                  state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

•                  laws that regulate debt collection practices as applied to our debt collection practices;

•                  a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•                  federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

•                  federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

We have a history of cumulative losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $6.0 million and $17.0 million for the years ended December 31, 2013 and 2014, respectively, and $5.5 million and $29.8 million for the six months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $102.3 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer and expand our applications of technology through which Members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all. See “—We may require additional capital to support business growth, and this capital may not be available to us on acceptable terms or at all.”

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Many of these changes require implementing regulations which have not yet been drafted or have been released only as proposed rules.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue. While the PPACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be covered by health benefits. For example, the PPACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. The full impact of many of the provisions under the PPACA is unknown at this time. For example, the PPACA established an Independent Payment Advisory Board that, beginning January 16, 2014, can recommend changes in payment for physicians under certain circumstances, which the Department of Health and Human Services, or HHS, generally would be required to implement unless Congress enacts superseding legislation. The PPACA also requires HHS to develop a budget-neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule, or the MPFS, for physicians or groups of physicians that is linked to quality of care furnished compared to cost. Physicians in groups of 100 or more eligible professionals who submit claims to Medicare under a single tax identification number will be subject to the value modifier in 2015, based on their performance in calendar year 2013; the modifier will apply to all other physicians by 2017. HHS has not yet developed a value-based payment modifier option for hospital-based physicians. We cannot assure you that our Clients will not impose similar payment modifiers for services that we provide.

Physician payments under the MPFS are updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would have resulted in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. For 2014, CMS projected a rate reduction of 20.1% from 2013 levels and earlier estimates had projected a 24.4% reduction. A series of laws was enacted that delayed the scheduled reduction in physician payments and provided for a 0.5% increase through December 31, 2014, and a zero percent update from 2014 payment amounts to the 2015 Physician Fee Schedule through March 31, 2015.

President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, on April 16, 2015, which repealed and replaced the SGR formula for Medicare payment adjustments to physicians. MACRA provides a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Physician Fee Schedule. MACRA extended existing payment rates under PAMA through June 30, 2015, with a 0.5% update for July 1, 2015, through December 31, 2015 and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System, beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MACRA also requires CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for- service model. MACRA is still new and the manner in which it will be implemented is not certain, but at this time, we do not believe that this law will have a material effect on our future revenues.

In November 2012, CMS adopted a rule under the PPACA that generally allowed physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates, referred to as the Medicaid-Medicare Parity. Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. During 2013, state agencies were required to submit their state plan amendments, or SPAs, outlining how they will implement the rule, including frequency and timing of payments to CMS for review and approval. In December 2013, CMS indicated that all SPAs had been approved for enhanced Medicaid-Medicare Parity reimbursement through December 2014. Congress did not act before the end of the year to extend the Medicaid-Medicare Parity and the rule expired. Legislation has been proposed to retroactively extend Medicaid-Medicare Parity for calendar year 2015 but has not yet been enacted. Certain states have decided to fully or partially extend the Medicaid-Medicare Parity. It is unclear at this time how these limited state increases or the continued failure to extend the rule at the federal level will impact our business.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and postacute services for episodes of hospital care. The Medicare Acute Care Episode Demonstration is currently underway at several healthcare system demonstration sites. Further, the PPACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

Finally, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction, or the Joint Committee, to recommend proposals in spending reductions to Congress. The Joint Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

A significant portion of our revenue comes from a limited number of Clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the year ended December 31, 2014, one Client represented approximately 4.5% of our total revenue. No Client represented over 10% of revenue for the six months ended June 30, 2015. For the quarter and six months ended June 30, 2015, our top ten Clients by revenue accounted for 22.5% and 22.2% of our total revenue, respectively. For the quarter and six months ended June 30, 2014, our top ten Clients by revenue accounted for 28.3% and 30.2% of our total revenue, respectively. For the years ended December 31, 2014 and 2013, our top ten Clients by revenue accounted for 28.1% and 41.1% of our total revenue, respectively. We also rely on our reputation and recommendations from key Clients in order to promote our solution to potential new Clients. The loss of any of our key Clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new Clients. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and Members.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive Member engagement, the growth of our business will be harmed.

The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our Members to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solution or the telehealth market as a whole could limit market acceptence of our solution. If our Clients and Members do not perceive the benefits of our solution, or if our solution does not drive Member engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, our revenue will likely decrease.

Under most of our Client contracts, we base our fees on the number of individuals to whom our Clients provide benefits and the number of applications or services subscribed to by our Clients. Many factors may lead to a decrease in the number of individuals covered by our Clients and the number of applications or services subscribed to by our Clients, including, but not limited to, the following:

•                  failure of our Clients to adopt or maintain effective business practices;

•                  changes in the nature or operations of our Clients;

•                  government regulations; and

•                  increased competition or other changes in the benefits marketplace.

If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, for any reason, our revenue will likely decrease.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, HSA and other benefits platforms to deliver our solution to their consumers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased Client use of our applications or increased revenue.

Our business and growth strategy depend on our ability to maintain and expand a network of qualified Providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified Providers. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, Providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our Clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with Providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective Provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our Clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both our Providers and us. Although we and Teladoc PA carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and Teladoc PA’s insurance coverage. Teladoc PA carries professional liability insurance covering $1.0 million per claim and $3.0 million in the aggregate for itself and each of its healthcare professionals (our Providers), and we separately carry a general insurance policy, which covers medical malpractice claims, covering $5.0 million per claim and $5.0 million in the aggregate. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our Providers or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our Providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

Rapid technological change in our industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may render our solution obsolete or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high-deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our solution being less desirable or relevant.

For example, we currently derive the majority of our revenue from sales to Clients that purchase healthcare for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solution depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Some experts have predicted that the PPACA will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies or to individuals or government agencies. In such a case, our results of operations would be adversely affected.

If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future solutions could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

If our new applications and services are not adopted by our Clients, or if we fail to continue to innovate and develop new applications and services that are adopted by our Clients, our revenue and results of operations will be adversely affected.

To date, we have derived a substantial majority of our revenue from sales of our primary care telehealth solution, and our longer-term results of operations and continued growth will depend on our ability successfully to develop and market new applications and services that our Clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high-quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and Members do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose Clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients, appropriately timed with market opportunity or effectively brought to market.

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our Clients and Members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with Clients, adversely affecting our brand and our business.

We serve all of our Clients and Members from two data centers, one located in Dallas, Texas and the other located in the Metro New York City area. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our Clients and Members. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our Clients and Members’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to Clients for prepaid and unused subscriptions, subject us to potential liability or adversely affect Client renewal rates.

In addition, our ability to deliver our internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with Clients and Members. To operate without interruption, both we and our service providers must guard against:

•                  damage from fire, power loss, natural disasters and other force majeure events outside our control;

•                  communications failures;

•                  software and hardware errors, failures and crashes;

•                  security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and

•                  other potential interruptions.

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Apple Computer and Microsoft Corporation, and routers and network equipment from Cisco and Hewlett-Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to Clients for prepaid and unused subscription services, subject us to potential liability or adversely affect Client renewal rates. Although we maintain a $5.0 million security and privacy damages policy and an additional $2.0 million in coverage under our general liability policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

We could incur substantial costs as a result of any pending or future claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. On June 8, 2015, American Well Corporation filed a complaint against our company in the United States District Court for the District of Massachusetts alleging that certain of our operating platform’s technology infringes one of its patents that we are currently seeking to invalidate pursuant to a petition for inter partes review that we filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. Regardless of the merits of this or any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition or results of operations. We expect that we may receive in the future additional notices that claim we or our Clients using our solution have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

In addition, in most instances, we have agreed to indemnify our Clients against certain third-party claims, which may include claims that our solution infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our Clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•                  cease offering or using technologies that incorporate the challenged intellectual property;

•                  make substantial payments for legal fees, settlement payments or other costs or damages;

•                  obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•                  redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our Clients for such claims, such payments or costs could have a material adverse effect on our business, financial condition and results of operations.

If our arrangements with our Providers or our Clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The laws of many states, including states in which our Clients are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with a professional association, Teladoc PA, which enters into contracts with our Providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Clients to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our Providers to comply with these statutes, could eliminate Clients located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and results of operations.

If our Providers are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with our Providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our Providers are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our Providers are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our Providers are our employees could have a material adverse effect on our business, financial condition and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our Clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our revenue and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired certain accounting and financial staff with appropriate public company experience and technical accounting knowledge. We may need to establish an internal audit function. We will continue to evaluate the structure of the financial organization and add resources as needed.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Certain state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could adversely affect our results of operations.

We are currently licensed to operate in all fifty states and file state income tax returns in 20 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of June 30, 2015, we have approximately $91.9 million of federal net operating loss carryforwards available to offset future taxable income which, if not utilized, will begin to expire in 2024. Our ability to utilize NOLs may be currently subject to limitations due to a prior ownership change. In addition, this offering and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

The Teladoc proprietary application platform provides our Members and Providers with the ability to, among other things, register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand) and conduct a visit (via video or phone). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solution does not function reliably or fails to achieve Client expectations in terms of performance, Clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain Clients.

Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and applications and services may arise in the future and may result from interface of our solution with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential Clients from purchasing our solution from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition and results of operations.

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2014 and 2015, our net cash used in operating activities was $5.1 million and $17.6 million, respectively. For the years ended December 31, 2013 and 2014, our net cash used in operating activities was $6.1 million and $11.4 million, respectively. As of June 30, 2015, we had $15.4 million of cash and cash equivalents, which are held for working capital purposes. As of June 30, 2015, we had borrowings of $29.2 million under our credit facilities and the ability to borrow up to an additional $0.5 million. Borrowings under our credit facilities are secured by substantially all of our properties, rights and assets. Additionally, the credit agreements governing our credit facilities contain certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends and transfer or dispose of assets as well as a financial covenant that requires us to maintain a specified level of recurring revenue growth. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our recurring revenue growth obligation, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of telehealth. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to adequately expand our direct sales force will impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new Clients and to manage our existing client base. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets as well as into business to consumer (“B2C”) markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, membership base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, or PII, including protected health information, or PHI. These laws and regulations include the Health Information Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations (referred to collectively as HIPAA). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive Client and Member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting Client and Member confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to Clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses in the amount of $5.0 million per claim, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of Client and Member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle Client and Member information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of Client and Members’ proprietary and protected health information.

We also publish statements to our Members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We also send SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, gross margin, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•                  the addition or loss of large Clients, including through acquisitions or consolidations of such Clients;

•                  seasonal and other variations in the timing of the sales of our services, as a significantly higher proportion of our Clients enter into new subscription contracts with us or renew their existing contracts in the third and fourth quarters of the year compared to the first and second quarters;

•                  seasonal and other variations in the timing of the sales of our services, as a significantly higher proportion of our Members use our services during peak cold and flu season months;

•                  the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;

•                  the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•                  our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our Members;

•                  the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, Clients or strategic partners;

•                  Client renewal rates and the timing and terms of Client renewals;

•                  the mix of applications and services sold during a period; and

•                  the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

We are particularly subject to fluctuations in our quarterly results of operations because the costs associated with entering into Client contracts are generally incurred up front, while we generally recognize revenue over the term of the contract. Further, most of our revenue in any given quarter is derived from contracts entered into with our Clients during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solution, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, with the exception of the first quarter during peak benefits enrollment, as revenue from new Clients must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 95 full-time employees at December 31, 2013 to 222 full-time employees at December 31, 2014 and 407 full-time employees at June 30, 2015. We have also more than doubled our client and membership bases over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key aspect to managing our growth is our ability to scale our capabilities to implement our solution satisfactorily with respect to both large and demanding Clients, who currently constitute the substantial majority of our client base, as well as smaller Clients who are becoming an increasingly larger portion of our client base. Large Clients often require specific features or functions unique to their membership base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our Clients in a timely manner. We may also need to make further investments in our technology and automate portions of our solution or services to decrease our costs. If we are unable to address the needs of our Clients or Members, or our Clients or Members are unsatisfied with the quality of our solution or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain Clients.

We incur significant upfront costs in our Client relationships, and if we are unable to maintain and grow these Client relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition and results of operations.

We derive most of our revenue from subscription access fees. Accordingly, our business model depends heavily on achieving economies of scale because our initial upfront investment is costly and the associated revenue is recognized on a ratable basis. We devote significant resources to establish relationships with our Clients and implement our solution and related services. This is particularly so in the case of large enterprises that, to date, have comprised a substantial majority of our client base and revenue and often request or require specific features or functions unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for both Clients and Members and persuade our Clients to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our Client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand, of the subscription access fee model, our business, financial condition and results of operations could be materially adversely affected.

If our existing Clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional applications and services from us, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenue from renewal of existing Client contracts and sales of additional applications and services to existing Clients. As part of our growth strategy, for instance, we have recently focused on expanding our services amongst current Clients. As a result, achieving a high annual net dollar retention rate and selling additional applications and services are critical to our future business, revenue growth and results of operations.

Factors that may affect our annual net dollar retention rate and our ability to sell additional applications and services include, but are not limited to, the following:

•                  the price, performance and functionality of our solution;

•                  the availability, price, performance and functionality of competing solutions;

•                  our ability to develop and sell complementary applications and services;

•                  the stability, performance and security of our hosting infrastructure and hosting services;

•                  changes in healthcare laws, regulations or trends; and

•                  the business environment of our Clients and, in particular, headcount reductions by our Clients.

We enter into subscription access contracts with our Clients. These contracts generally have stated initial terms of one year. Most of our Clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients and may decrease our annual net dollar retention rate. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

In addition, after the initial contract year, a significant number of our Client contracts allow Clients to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a Client’s data into our healthcare database and related training and support prior to recognizing meaningful revenue from such Client. Subscription access revenue is not recognized until our products are implemented for launch, which is generally from one to three months from contract signing. If a Client terminates its contract early and revenue and cash flows expected from a Client are not realized in the time period expected or not realized at all, our business, financial condition and results of operations could be adversely affected.

Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The sales cycle for our solution from initial contact with a potential lead to contract execution and implementation, varies widely by Client, ranging from a number of days to approximately 24 months. Some of our Clients undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solution but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our Clients about the use, technical capabilities and potential benefits of our solution. Moreover, our large enterprise Clients often begin to deploy our solution on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these Clients will deploy our solution widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex Client needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition and results of operations.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include MDLIVE, Inc., American Well Corporation and Doctor on Demand, Inc. In addition, large, well-financed health plans have in some cases developed their own telehealth tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telehealth market, which could create additional price pressure. In light of these factors, even if our solution is more effective than those of our competitors, current or potential Clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

If we cannot implement our solution for Clients or resolve any technical issues in a timely manner, we may lose Clients and our reputation may be harmed.

Our Clients utilize a variety of data formats, applications and infrastructure and our solution must support our Clients’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a Client’s required data format or appropriately integrate with a Client’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our Clients’ implementation schedules. As a result, if our Clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the Client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our Client relationships.

Our Clients and Members depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in Member demand for support services, particularly as we increase the size of our client and membership bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict Member demand for technical support services, and if Member demand increases significantly, we may be unable to provide satisfactory support services to our Members. Further, if we are unable to address Members’ needs in a timely fashion or further develop and enhance our solution, or if a Client or Member is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and Clients’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such Clients. These Clients may not renew their contracts, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our Client relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective Clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We maintain “key person” insurance in the amount of $4.0 million for Jason Gorevic, our Chief Executive Officer, but not for any of our other executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solution and attracting new Clients. Our brand promotion activities may not generate Client awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain Clients necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad Client adoption of our solution.

Our marketing efforts depend significantly on our ability to receive positive references from our existing Clients.

Our marketing efforts depend significantly on our ability to call upon our current Clients to provide positive references to new, potential Clients. Given our limited number of long-term Clients, the loss or dissatisfaction of any Client could substantially harm our brand and reputation, inhibit widespread adoption of our solution and impair our ability to attract new Clients and maintain existing Clients. Any of these consequences could lower our annual net dollar retention rate and have a material adverse effect on our business, financial condition and results of operations.

Any failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees, consultants and certain of our contractors to execute confidentiality and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solution, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

•                  inability to integrate or benefit from acquired technologies or services in a profitable manner;

•                  unanticipated costs or liabilities associated with the acquisition;

•                  difficulty integrating the accounting systems, operations and personnel of the acquired business;

•                  difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•                  difficulty converting the clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•                  diversion of management’s attention from other business concerns;

•                  adverse effects to our existing business relationships with business partners and Clients as a result of the acquisition;

•                  the potential loss of key employees;

•                  use of resources that are needed in other parts of our business; and

•                  use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may suffer.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes which could adversely affect our results of operations.

We do not collect sales and use and similar taxes in any states based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

Economic uncertainties or downturns in the general economy or the industries in which our Clients operate could disproportionately affect the demand for our solution and negatively impact our results of operations.

General worldwide economic conditions have experienced significant downturns during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our Clients and us to accurately forecast and plan future business activities. During challenging economic times, our Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our Clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this prospectus relating to the size and expected growth of the telehealth market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain a $1.0 million insurance policy covering damage to property we rent and have an additional $2.0 million of coverage under our general insurance policy, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

Future sales to Clients outside the United States or with international operations may expose us to risks inherent in international sales that, if realized, could adversely affect our business.

We may in the future expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including, but not limited to, the following:

•                  the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•                  data privacy laws that require that Client data be stored and processed in a designated territory;

•                  difficulties in staffing and managing foreign operations;

•                  different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•                  new and different sources of competition;

•                  weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•                  laws and business practices favoring local competitors;

•                  compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;

•                  increased financial accounting and reporting burdens and complexities;

•                  restrictions on the transfer of funds;

•                  adverse tax consequences; and

•                  unstable regional economic and political conditions.

If we denominate our international contracts in local currencies, fluctuations in the value of the U.S. dollar and foreign currencies may impact our results of operations when translated into U.S. dollars.

Risks Related to our Organization and Ownership of Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, retain significant voting power.

Upon the closing of our initial public offering on July 7, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before this offering and their respective affiliates, in the aggregate, held shares representing approximately 62.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•                  delay, defer or prevent a change in control;

•                  entrench our management and our board of directors; or

•                  impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

We have an unremediated material weakness in internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our most recent audit, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness pertains to the breadth of our internal accounting team. Specifically, we do not have a sufficient number of accounting personnel to effectively design and operate proper internal controls over financial reporting. We are working to remediate the material weakness. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the continued hiring of additional accounting personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take to fully remediate the material weakness. If our remedial measures are insufficient to address the material weakness, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect the results of our management evaluations and, when required, annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act. In addition, if we are unable to successfully remediate the material weakness and if we are unable to produce accurate and timely financial statements or we are required to restate our financial results, our common stock price may be adversely affected and we may be unable to maintain compliance with the NYSE listing requirements.

As a newly public company, the price of our common stock may be volatile and fluctuate substantially.

Prior to our IPO, there was no public market for our common stock.  As a public company, our stock price is likely to be volatile. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including, but not limited to:

•                  the success of competitive products or technologies;

•                  developments related to our existing or any future collaborations;

•                  regulatory or legal developments in the United States and other countries;

•                  developments or disputes concerning our intellectual property or other proprietary rights;

•                  the recruitment or departure of key personnel;

•                  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•                  variations in our financial results or those of companies that are perceived to be similar to us;

•                  changes in the structure of healthcare payment systems;

•                  general economic, industry and market conditions; and

•                  the other factors described in this “Risk Factors” section.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2015, we had 3,388,121 shares of common stock outstanding. Approximately 28,838,561 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times beginning 180 days after our initial public offering for shares associated with options exercised and conversion of preferred stock. Moreover, holders of an aggregate of approximately 28,838,561 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans, and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our initial public offering.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•                  being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this prospectus;

•                  not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, in the assessment of our internal control over financial reporting;

•                  reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•                  exemption from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.

We currently intend to take advantage of reduced reporting. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our common stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•                  a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•                  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•                  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•                  the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•                  the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•                  the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•                  the requirement that a special meeting of stockholders be called only by the chairman of our board of directors, the chief executive officer, the president or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•                  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws or (5) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect our business, financial condition or results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation will be your sole source of gain, if any.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2015, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (File No. 333-204577), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement and to a 462(b) Registration Statement filed on June 30, 2015 (File No. 333-204577), we registered the offer and sale of 9,487,500 shares of common stock with an aggregate offering price of approximately $164.2 million. On July 7, 2015 (“Closing Date”), we issued and sold 8,250,000 shares of our common stock at a price to the public of $19.00 per share (the “Offering”). J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering, and William Blair & Company, L.L.C., Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc. acted as co-managers. On July 1, 2015, the underwriters exercised their option to purchase additional shares pursuant to the underwriting agreement (the “Over-Allotment Option”). On July 7, 2015, we closed the Over-Allotment Option, and we sold 1,237,500 shares at a price to the public of $19.00 per share.

As a result of the Offering and the Over-Allotment Option, we received net proceeds of approximately $163.5 million in the aggregate, which is comprised of gross proceeds of approximately $180.2 million, offset by underwriting discounts and commissions of approximately $12.6 million and other offering expenses of approximately $4.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The Offering and the Over-Allotment Option terminated after all registered securities had been sold.

The net proceeds of approximately $163.5 million from our initial public offering have been invested in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated June 30, 2015, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 5. Other Information

Included as exhibit 99.1 to this Form 10-Q are the required financial statements for the recently acquired Stat Health Services, Inc.

Item 6. Exhibits and Reports on Form 8-K

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Form 10-Q, and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC, INC.

Date: August 12, 2015	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President and Chief Financial Officer

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program.					*

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1

Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						**

32.2

Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						**

99.1	Financial Statements for the Recently Acquired Stat Health Service, Inc.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*                          Filed herewith.

**                   Furnished herewith.