Form 10-Q
period 2015-09-30
Teladoc, Inc.
filed 2015-11-02
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

As of October 31, 2015, the Registrant had 38,453,687 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2015

i

PART I

FINANCIAL INFORMATION

ITEM1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$54,064	$46,436
Short-term investments	97,934	—
Accounts receivable, net of allowance of $1,267 and $1,785, respectively	9,370	6,839
Due from officer	—	253
Prepaid expenses and other current assets	2,547	1,122
Deferred taxes	33	12
Total current assets	163,948	54,662
Property and equipment, net	5,852	1,065
Goodwill	56,342	28,454
Intangible assets, net	16,854	7,530
Other assets	284	296
Total assets	$243,280	$92,007
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,056	$2,210
Accrued expenses and other current liabilities	8,045	3,918
Accrued compensation	5,956	3,358
Long-term bank and other debt-current portion	1,250	833
Total current liabilities	17,307	10,319
Other liabilities	6,517	2,767
Deferred taxes	1,056	494
Long term bank and other debt	25,863	25,196
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 50,479,286 shares authorized as of September 30, 2015 and December 31, 2014; no shares issued and outstanding as of September 30, 2015 and 50,452,939 shares issued and outstanding as of December 31, 2014; liquidation preference of $117,914 as of December 31, 2014	—	117,914
Redeemable common stock, $0.001 par value; no shares issued or outstanding as of September 30, 2015 and 113,294 shares issued and outstanding as of December 31, 2014	—	2,852
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 38,441,130 shares and 2,037,999 shares issued and outstanding as of September 30, 2015 and December 31, 2014	38	2
Additional paid-in capital	307,998	4,953
Accumulated deficit	(115,503)	(72,490)
Accumulated other comprehensive income	4	—
Total stockholders’ equity (deficit)	192,537	(67,535)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$243,280	$92,007

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$19,973	$10,905	$54,745	$30,601
Cost of revenue	4,488	2,151	14,563	6,160
Gross profit	15,485	8,754	40,182	24,441
Operating expenses:
Advertising and marketing	5,284	1,984	14,356	5,938
Sales	5,111	3,263	13,190	8,441
Technology and development	3,941	1,960	10,050	5,216
General and administrative	12,253	4,754	40,708	12,131
Depreciation and amortization	1,491	650	3,317	1,618
Loss from operations	(12,595)	(3,857)	(41,439)	(8,903)
Interest (expense), net	(489)	(510)	(1,699)	(914)
Net loss before taxes	(13,084)	(4,367)	(43,138)	(9,817)
Income tax provision (benefit)	162	162	(125)	227
Net loss	(13,246)	(4,529)	(43,013)	(10,044)
Preferred stock dividend	—	(834)	—	(2,920)
Accretion of preferred stock	—	(168)	—	(168)
Net loss available to common stockholders	$(13,246)	$(5,531)	$(43,013)	$(13,132)
Net loss per share, basic and diluted	$(0.37)	$(2.68)	$(3.15)	$(7.21)

Weighted-average shares used to compute basic and diluted net loss per share	36,099,556	2,060,075	13,668,420	1,821,832

Pro forma net loss per share, basic and diluted	$(0.35)		$(1.14)

Weighted-average shares used to compute basic and diluted pro forma net loss per share	38,378,118		37,600,271

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(13,246)	$(4,529)	$(43,013)	$(10,044)
Other comprehensive income, net of tax
Net change in unrealized gains on available-for-sale securities	4	—	4	—
Other comprehensive income, net of tax	4	—	4	—

Comprehensive loss	$(13,242)	$(4,529)	$(43,009)	$(10,044)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data, unaudited)

									Accumulated
	Convertible		Redeemable				Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of December 31, 2014	50,452,939	$117,914	113,294	$2,852	2,037,999	$2	$4,953	$(72,490)	$—	$(67,535)
Exercise of stock options	—	—	—	—	241,583	0	326	—	—	326
Exercise of warrants	—	—	—	—	59,281	0	(0)	—	—	—
Issuance of stock in acquisition	—	—	—	—	1,051,033	1	16,774	—	—	16,775
Issuance of stock in connection with IPO, net of $17,144 issuance costs	—	—	—	—	9,487,500	9	163,109	—	—	163,118
Conversion of convertible preferred stock	(50,452,939)	(117,914)	—	—	25,450,440	26	117,888	—	—	117,914
Conversion of redeemable common stock	—	—	(113,294)	(2,852)	113,294	0	2,852	—	—	2,852
Stock-based compensation	—	—	—	—	—	—	2,096	—	—	2,096
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	—	—	(43,013)	—	(43,013)
Balance as of September 30, 2015	—	$—	—	$—	38,441,130	$38	$307,998	$(115,503)	$4	$192,537

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(43,013)	$(10,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,317	1,618
Allowance for doubtful accounts	1,418	766
Stock-based compensation	2,096	428
Deferred income taxes	(125)	227
Accretion of interest	241	67
Changes in operating assets and liabilities:
Accounts receivable	(3,415)	(3,851)
Due from officer	253	—
Prepaid expenses and other current assets	(1,573)	(76)
Other assets	13	(83)
Accounts payable	(769)	508
Accrued expenses and other current liabilities	600	2,230
Accrued compensation	2,516	1,148
Other liabilities	4,064	(13)
Net cash used in operating activities	(34,377)	(7,075)
Cash flows used in investing activities:
Purchase of property and equipment	(5,481)	(736)
Purchase of internal software	(1,174)	(495)
Purchase of marketable securities	(100,556)	—
Proceeds from the liquidation/maturity of marketable securities	2,509	—
Acquisition of business, net of cash acquired	(17,767)	(13,844)
Net cash used in investing activities	(122,469)	(15,075)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	326	646
Proceeds from issuance of convertible preferred stock	—	50,082
Proceeds from borrowing under bank and other debt	6,800	19,700
Repayment of bank and other debt	(5,770)	—
Proceeds from issuance of common stock under IPO	163,118	—
Net cash provided by financing activities	164,474	70,428
Net decrease in cash and cash equivalents	7,628	48,278
Cash and cash equivalents at beginning of year	46,436	3,212
Cash and cash equivalents at end of year	$54,064	$51,490
Interest paid:	$1,368	$534

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Unless the context otherwise requires, Teladoc, Inc., together with its subsidiaries, is referred to herein as “Teladoc” or the “Company”. The Company’s principal executive offices are located in Purchase, New York and Dallas, Texas. Teladoc is the nation’s largest telehealth company.

On July 7, 2015, Teladoc closed on its initial public offering (the “IPO”) in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share.  The Company received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

The Company completed the acquisitions of Consult A Doctor, Inc. (“CADR”) in 2013, AmeriDoc, LLC (“AmeriDoc”) in 2014, Compile, Inc. d/b/a BetterHelp (“BetterHelp”) in 2015 and Stat Health Services Inc. (“StatDoc”) in 2015, four companies engaged in telehealth activities similar to those of Teladoc. Additionally in 2015, the Company acquired certain assets from Gateway to Provider Access, Inc. (“Gateway”) which is engaged in the marketing, selling and administering the Company’s services through other third parties. Upon the effective date of each respective merger, each entity merged with and into Teladoc.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 30, 2015 (the “Prospectus”).

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

The Company holds a variable interest in the Association which contracts with physicians and other health professionals in order to provide services to Teladoc. The Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE, must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the Association and funds and absorbs all losses of the VIE.

Total revenue and net loss for the VIE were $2.9 million and $(1.0) million, respectively, for the quarter ended September 30, 2015 and $1.3 million and $(1.0) million, respectively, for the quarter ended September 30, 2014. Total revenue and net loss for the VIE were $9.3 million and $(4.9) million, respectively, for the nine months ended September 30, 2015 and $4.2 million and $(2.3) million, respectively, for the nine months ended September 30, 2014. The VIE’s total assets were $1.6 million and $2.1 million at September 30, 2015 and December 31, 2014, respectively. Total liabilities for the VIE were $15.6 million and $11.2 million at September 30, 2015 and December 31, 2014, respectively. The VIE’s total stockholders’ deficit was $14.0 million and $9.1 million at September 30, 2015 and December 31, 2014, respectively.

All intercompany transactions and balances have been eliminated.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long‑lived assets (including goodwill and intangible assets), the carrying value, capitalization and amortization of software development costs, client performance guarantees, the calculation of a contingent liability in connection with an earn‑out, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

warrants, to the extent dilutive. As a result of the Company’s net loss position, basic and diluted net loss per share was the same for each period presented as all preferred stock, warrants and options would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except net loss per share data):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(13,246)	$(4,529)	$(43,013)	$(10,044)
Preferred stock dividends	—	(834)	—	(2,920)
Accretion of preferred stock	—	(168)	—	(168)
Net loss available to common stockholders	$(13,246)	$(5,531)	$(43,013)	$(13,132)
Weighted-average shares used to compute basic and diluted net loss per share	36,100	2,060	13,668	1,822
Net loss per share, basic and diluted	$(0.37)	$(2.68)	$(3.15)	$(7.21)

Unaudited Pro Forma Net Loss per Share

The holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as-converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an initial public offering of the common stock of the Company at a per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions). Accordingly on July 7, 2015, all of the Company’s then outstanding preferred stock converted into common stock.

Pro forma basic and diluted net loss per share were computed to give effect to the IPO in which the Company issued and sold 9,487,500 shares of common stock and the conversion of the Preferred Stock into common stock of the Company using the if‑converted method as though the conversion and reclassification had occurred as of the beginning of the first period presented or the original date of issuance, if later.

The following table presents the calculation of basic and diluted pro forma net loss per share (in thousands, except net loss per share data):

	Quarter Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net loss available to common stockholders	$(13,246)	$(43,013)
Pro forma net loss per share, basic and diluted	$(0.35)	$(1.14)
Pro forma net loss per share - weighted average shares	38,378	37,600

Basic net loss per share - weighted average shares	36,100	13,668
Shares sold in IPO	618	6,499
Preferred conversion	1,660	17,433
Pro forma net loss per share - weighted average shares	38,378	37,600

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

The Company recognizes a substantial portion of its revenue from contracts that provide employers and health plans and consumers (“Clients”) with subscription access to the Company’s network of physicians and other healthcare professionals (“Providers”) on a subscription basis for a fixed monthly fee which entitles the Client and the Client’s employees and their beneficiaries (“Members”) to unlimited consultations (“visits”). The commercial contracts are generally for a one-year term and have an automatic renewal feature for additional years.

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

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company deducts from revenue an estimate of the amount that will be due at the end of the respective client’s contractual period. The Company issued credits amounting to approximately $0.2 million and $0.1 million for the quarters ended September 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash includes currency on hand and time deposits with banks or other financial institutions. Cash equivalents represent highly liquid investments including money market funds and other marketable securities with original maturities of three months or less when purchased.

Short-Term Investments

The Company holds short-term investments in marketable securities primarily consist of corporate bonds,

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

commercial paper and asset backed securities with maturities of less than one year. These short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains (losses) recorded as a separate component of stockholders’ equity in accumulated other comprehensive income. Any realized gains (losses) are recognized in the consolidated statements of operations upon disposition of the securities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight‑line method over the estimated useful lives of the respective asset as follows:

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

Internal‑Use Software

Internal‑use software is included in intangible assets and is amortized on a straight‑line basis over 3 years.

For development costs related to software development tools that enable the Company’s Members and Providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a two‑ step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. The fair value of the reporting unit is estimated using a discounted cash flows analysis. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets resulted from business acquisitions and include Client relationships, non‑compete agreements, software and trademarks. Client relationships are amortized over a period 10 years for CADR, AmeriDoc and StatDoc,  6 years for Gateway, and 2 years for BetterHelp, in relation to expected future cash flows. Non‑compete agreements are amortized over a period of 3 to 5 years using the straight‑line method, software is amortized over a

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

period of 5 years using the straight-line method and trademarks are amortized over a period of 3 years using the straight‑line method.

Stock‑Based Compensation

All stock‑based compensation is measured based on the grant date fair value of the awards and recognized on a straight‑line basis over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each award). The Company estimates the fair value of employee stock options using the Black‑Scholes option‑pricing model.

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

The Company recognizes and measures uncertain tax positions using a two‑ step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Business Acquisitions

On July 31, 2015, the Company acquired certain assets from Gateway for $1.5 million, subject to post-closing working capital adjustments as defined in the purchase agreement.  Gateway is engaged in the marketing, selling and administering the Company’s services through other third parties and as a result, the price in excess of the net assets acquired (less than $0.1 million) was allocated to client relationships. The acquisition transaction costs were less than $0.1 million. The acquisition was considered an asset acquisition for tax purposes.

On June 17, 2015, the Company completed the acquisition of StatDoc through a merger in which StatDoc became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid by the Company in connection with the acquisition was $30.1 million, which was comprised of $13.3 million of cash and $16.8 million of the Company’s common stock (or 1,051,033 shares), subject to post-closing working capital adjustments as defined in the Agreement and Plan of Merger governing the acquisition. During the quarter ended September 30, 2015, the post-closing working capital adjustment was finalized favorably to the Company in the amount of less than $0.1 million. Fair value of the common stock was determined based on market data from similar healthcare enterprises. StatDoc is a telemedicine provider, focused on managed care, health system and self-insured clients. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated transaction costs of the acquisition were $0.3 million. Since the acquisition, StatDoc has been integrated with the Company’s existing business.

On January 23, 2015, the Company completed the acquisition of BetterHelp, through a merger in which BetterHelp became a wholly‑owned subsidiary of the Company. The merger consideration paid by the Company in connection with this acquisition consisted of (i) $3.3 million net of cash acquired and (ii) earn‑out payments equal to 15% of the annual net revenue of the BetterHelp business for three years following closing. The Company computed the value of these future payments from internally produced revenue projections and recorded a contingent liability in the amount of $2.4 million which is considered as additional purchase consideration. The Company also issued an unsecured, subordinated promissory note in the amount of $1.0 million, with all principal and interest at a rate of 5% per annum being payable on the third anniversary of the closing to the selling shareholder and another executive of BetterHelp. If the employment of the promissory note holders is terminated, then they forfeit their right to receive the promissory note. As such, the Company has determined the promissory note to be compensatory and is accruing the expense over the service term. BetterHelp was acquired to help the Company expand its operations in the direct‑to‑consumer behavioral health sector. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated transaction costs of the acquisition were $0.1 million.

On May 1, 2014, the Company completed the acquisition of AmeriDoc, a company engaged in telehealth activities similar to Teladoc, through the purchase of 100% of AmeriDoc’s outstanding members’ interests for

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were included within the consolidated financial statements commencing on the respective aforementioned acquisition dates.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed at each acquisition date. The Company, with the assistance of a  third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

	StatDoc	BetterHelp	AmeriDoc
Purchase price	$29,991	$5,749	$17,214
Less:
Cash	360	89	57
Accounts receivable	419	11	458
Other assets	70	4	18
Client relationships	3,220	141	2,980
Non-compete agreements	1,070	910	520
Internal software	2,960	780	—
Trademarks	—	140	—
Accounts payable	(609)	(6)	(43)
Deferred tax	—	(666)	—
Other liabilities	(700)	(340)	(257)
Goodwill	$23,201	$4,686	$13,481

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the quarters ended September 30, 2014 and 2015 and for the nine months ended September 30, 2014 and 2015 below have been prepared as if AmeriDoc, BetterHelp and StatDoc had been purchased on January 1, 2014. Unaudited pro forma financial statement results including the results of Gateway would not differ materially from the Company’s historically reported financial statement results.

	Pro Forma
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$19,973	$11,884	$56,569	$34,814
Net loss	$(13,246)	$(5,627)	$(46,056)	$(15,373)

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the pro forma information above does not attempt to project the Company’s future results.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

				Weighted
				Average
		Accumulated	Net Carrying	Remaining
	Gross Value	Amortization	Value	Useful Life
September 30, 2015
Client relationships	$11,651	$(2,755)	$8,896	8.1
Non-compete agreements	3,410	(1,092)	2,318	2.5
Trademarks	140	(32)	108	2.3
Software	6,798	(1,266)	5,532	3.8
Intangible assets, net	$21,999	$(5,145)	$16,854
December 31, 2014
Client relationships	$6,790	$(1,565)	$5,225	8.5
Non-compete agreements	1,430	(474)	956	2.9
Software	1,885	(536)	1,349	2.8
Intangible assets, net	$10,105	$(2,575)	$7,530

Amortization expense for intangible assets was $1.2 million and $0.6 million for the quarters ended September 30, 2015 and 2014, respectively and $2.6 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of September 30, 2015 is as follows (in thousands):

Years Ending December 31,
2015 (October 1st to December 31st)	$1,180
2016	4,307
2017	3,741
2018	2,694
2019	1,949
Thereafter	2,983
$16,854

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Beginning balance	$28,454	$14,786
Additions associated with acquisitions	27,888	13,668
Goodwill	$56,342	$28,454

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Professional fees	$1,532	$963
Consulting fees	1,198	1,118
Legal fees	1,384	389
Contingent liability payments earned	432	—
Lease abandonment	383	—
Other	3,116	1,448
Total	$8,045	$3,918

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

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies its cash equivalents within Level 1 and Level 2 because they are valued using observable inputs that reflect quoted prices for identical assets in active markets and quoted prices directly or indirectly in active market.

The Company measures its short-term investments at fair value on a recurring basis and classifies such as Level 2. They are valued using observable inputs that reflect quoted prices directly or indirectly in active market.

The Company measures its contingent consideration at fair value on a recurring basis and classifies such as Level 3. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of the possible payments.

The Company’s cash and cash equivalents and short-term investments cost basis approximate the fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$49,901	$4,163	$—	$54,064
Short-term investments	$—	$97,934	$—	$97,934
Contingent liability	$—	$—	$2,608	$2,608

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$46,436	$—	$—	$46,436

There were no transfers  between fair value measurement levels during the nine months ended September 30, 2015.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at inception	$2,391
Payments earned	(432)
Change in fair value	649
Fair value at September 30, 2015	$2,608

Note 8. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of September 30,	As of December 31,
	2015	2014
SVB Revolving Advance facility	$6,500	$4,700
SVB Term Loan facility	4,479	5,000
SVB Mezzanine Term Loan less debt discount of $116 and $171 for warrants	12,884	12,829
Subordinated Promissory Note	3,250	3,500
Total	27,113	26,029
Less: current portion	(1,250)	(833)
Long term bank and other debt	$25,863	$25,196

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

The Amended Term Loan facility provides for borrowings up to $5.0 million. As of September 30, 2015 and December 31, 2014, the Company had utilized the total $5.0 million available under this facility. The Amended Term Loan facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for Mezzanine Term Loans totaling $13.0 million. The total $13.0 million drawdown of the mezzanine facility was completed in September 2014. The mezzanine facility carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the mezzanine facility, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company at an exercise price of $2.95 per share. The warrants are immediately exercisable and have a 10‑year term. See Note 13, “Common Stock and Stockholders’ Equity (Deficit)”, for more information. The Company also granted SVB a security interest in significantly all of the Company’s assets. The mezzanine facility has been used to fund the expansion of the Company’s business.

The Company incurred approximately $0.2 million of loan origination costs in connection with the above facilities and amortized approximately $18,000 during both of the quarters ended September 30, 2015 and 2014, and $54,000 and $24,000 during the nine months ended September 30, 2015 and 2014, respectively.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Promissory Note to April 30, 2017. The Company repaid $0.2 million of this note in July 2015.

The Company was in compliance with all debt covenants at September 30, 2015 and December 31, 2014.

Note 9. Related Party Transaction

In May 2013, the Company issued a loan to an officer of the Company in the amount of $0.3 million. This loan was repaid in full to the Company during February 2015. This was a non‑cash transaction, whereby the loan proceeds were used to exercise options to purchase 312,474 shares of common stock options of the Company at an exercise price of $0.80 per share. The loan carried an interest rate of 2% per annum and was due and payable upon the earlier of (i) May 13, 2017 and (ii) the occurrence of a “Change of Control” as defined in the promissory note evidencing the loan. The officer was required to make monthly interest payments. At December 31, 2014, the balance of the loan was $0.3 million.

Note 10. Lease Abandonment Charge

In connection with the Company’s abandonment of facilities in Dallas, Texas and Greenwich, Connecticut, the Company incurred $0.0 million and $0.7 million, in lease abandonment charges during the quarter and nine months ended September 30, 2015, respectively, included within general and administrative expenses in the consolidated statement of operations. There were no lease abandonments in 2014. The following table details the associated liability. The current portion of the liability of $0.4 million was recorded in accrued expenses and other current liabilities and the non-current portion of the liability of $0.1 million was recorded in other liabilities in the consolidated balance sheet (in thousands):

Balance January 1, 2015	$—
Charged to expense	716
Paid or settled	(211)
Balance September 30, 2015	$505

Note 11. Commitments and Contingencies

Legal Matters

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business.

Teladoc is plaintiff in two lawsuits in the Texas courts against the Texas Medical Board (the ‘‘TMB’’). In the first suit, Teladoc v. TMB and Leshikar, on December 31, 2014, the Austin Court of Appeals granted Teladoc’s request for summary judgment, invalidating the TMB’s prior assertion that Teladoc’s doctors do not form ‘‘proper professional relationships’’ with Teladoc’s members in the course of telehealth consultations such as would support the prescription of medications. The TMB has filed a petition for review with the Texas Supreme Court to ask that Court if it will allow the TMB to appeal the Court of Appeals’s decision. In the second suit, Teladoc et al. v. TMB et al., the United States

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

District Court for the Western District of Texas, Austin Division, held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the rule amendments the TMB adopted on April 10, 2015 that seek to effect substantively identical restrictions as at issue in the prior lawsuit. On May 29, 2015, the court granted Teladoc’s request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity. The Court has set a trial date of February 13, 2017. On July 30, 2015, the TMB filed a motion to dismiss the suit. No hearing on this motion to dismiss has been set. Given the nature and status of these lawsuits, the Company cannot yet determine the amount or reasonable range of a potential loss, if any, though it does not believe a material loss is probable in connection with any of the lawsuits.

Business in the State of Texas accounted for approximately $9.3 million (or 17% )  and $10.0 million (or 23%) of the Company’s consolidated revenue for the nine months ended September 30, 2015 and during the year ended December 31, 2014, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2015, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at September 30, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

Note 12. Convertible Preferred Stock (the “Preferred Stock”)

On July 7, 2015, all of the Company's then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock.

The Preferred Stock consists of the following:

			Common
	Shares	Shares	Shares Upon	Liquidation
December 31, 2014	Authorized	Outstanding	Conversion	Preference
Series A	418,634	418,634	1,628,498	$5,232,925
Series A‑1	53,957	53,957	282,689	918,955
Series B	263,839	263,839	1,790,050	5,768,378
Series C‑1	18,287,483	18,267,759	7,991,497	15,253,579
Series D	12,339,204	12,339,204	5,397,962	18,600,005
Series E	6,227,169	6,227,169	2,724,165	15,000,005
Series F	12,889,000	12,882,377	5,635,580	57,139,783
	50,479,286	50,452,939	25,450,441	$117,913,630

As of December 31, 2014, the significant terms applicable to the Series A through Series F Preferred Stock were as follows:

Dividend Rights

Prior to the issuance of the Series F Preferred Stock, the Series A—E Preferred Stock accrued cumulative dividends at the per annum rate of 7.5% of the respective original purchase price (as previously adjusted for a reverse stock split and, with respect to the Series A, A‑1 and B Preferred Stock, anti‑dilution protection) for each such series of Preferred Stock. Such dividends were payable when, as and if declared by the Company’s board of directors, but prior and in preference to any dividend on the common stock of the Company. In connection with the issuance of the Series F Preferred Stock, all such accrued and accumulated dividends (which totaled approximately $13.8 million at August 31,

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2014) were converted into Series F Preferred Stock at a rate of $0.50 of Series F Preferred Stock per $1.00 in accrued dividends, resulting in the issuance of approximately 1,554,000 shares of Series F Preferred Stock on September 10, 2014. There are no longer any accrued or unpaid dividends on the Preferred Stock, and no such dividends are required to accrue or be declared by the Company.

Conversion Rights

Each share of Preferred Stock is convertible, at any time and at the option of the holder of such share, into shares of the common stock of the Company, at the following ratios (subject to adjustment as described below):

			Number of Shares of
			Common Stock Issued
			for each Preferred Share
			Upon Conversion
	Original	Conversion	(= Original Issue Price/
Series of Preferred Stock	Issue Price	Price	Conversion Price)
Series F	$4.4355	$10.1391	0.4375
Series E	$2.4088	$5.5063	0.4375
Series D	$1.5074	$3.4458	0.4375
Series C-1	$0.835	$1.909	0.4375
Series B	$12.95	$1.909	6.7846
Series A-1	$10.00	$1.909	5.2391
Series A	$7.425	$1.909	3.8900

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

2.

Second, the holders of Series E, D and C‑1 Preferred Stock (pari passu) will receive an amount per share equal to the sum of (i) the original issue price for the Series E Preferred Stock ($2.4088), Series D Preferred Stock ($1.507391) or Series C‑1 Preferred Stock ($0.835), as applicable, plus (ii) any declared but unpaid dividends on the Series E Preferred Stock, Series D Preferred Stock or Series C‑1 Preferred Stock, as applicable (the “Series E Liquidation Amount,” the “Series D Liquidation Amount,” and the “Series C‑1 Liquidation Amount,” respectively).

3.

Third, the holders Series B Preferred Stock will receive an amount per share equal to the sum of (i) 1.23 times the original issue price (adjusted for a prior reverse stock split and anti‑dilution protection) for the Series B Preferred Stock ($17.775), plus (ii) any declared but unpaid dividends on the Series B Preferred Stock (the “Series B Liquidation Amount”).

4.

Fourth, the holders of Series A and A‑1 Preferred Stock (pari passu) will receive an amount per share equal to the greater of (x) the sum of (i) 1.25 times the original issue price (adjusted for a prior reverse stock split and anti‑dilution protection) for the Series A Preferred Stock ($10.00) or Series A‑1

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock ($13.625), as applicable, plus (ii) any declared but unpaid dividends on the Series A Preferred Stock or Series A‑1 Preferred Stock, as applicable, and (y) the aggregate amount that would have been payable in respect of number of common stock issued upon conversion of Series A and Series A‑1 immediately prior to liquidation, dissolution or winding up of the Company, the “Series A Liquidation Amount” and the “Series A‑1 Liquidation Amount,” respectively).

5.

Following the payment in full of the amounts described above, the remaining assets of the Company will be distributed to the holders of Series F, E, D, C‑1 and B Preferred Stock and common stock of the Company (but not Series A or A‑1 Preferred Stock) pro rata based on the number of such shares held by each stockholder on an as‑converted to common stock basis (as applicable, the “Participation Amount”). Notwithstanding the above:

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

Subject to limited exceptions, unless waived by holders of at least (i) a majority of the outstanding shares of Preferred Stock (voting together as a single class on an as‑converted to common stock basis), and (ii) a majority of the outstanding Series F Preferred Stock, a merger, combination, consolidation, or sale of voting control of the Company or sale or transfer of substantially all of the assets of the Company, in each case in which the Company’s stockholders do not own a majority of the voting shares of the surviving or acquiring corporation, will be deemed to be a liquidation event. If such deemed liquidation event is structured as a merger, combination, consolidation or sale of voting control, the proceeds of such transaction must be distributed to the stockholders in the order described above. If, alternatively, the deemed liquidation event is structured as a sale of assets, and the Company does not dissolve within 90 days after such deemed liquidation event, the holders of Preferred Stock may elect (pursuant to a procedure and in an order of priority similar to that described under “Redemption” below) to have their shares redeemed by the Company in exchange applicable Liquidation Amount described above.

Protective Provisions

Subject to limited exceptions and certain additional restrictions, so long as at least three million shares of Preferred Stock remain outstanding, the Company may not do any of the following without the consent of holders of a majority of the Preferred Stock (voting together as a single class on an as‑converted to common stock basis):

a.	increase the authorized number of shares of any series of Preferred Stock or common stock of the Company;
b.	issue or obligate itself to issue shares of any additional class or series of capital stock unless the same ranks junior to the existing Preferred Stock;

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
f.

sell or otherwise dispose of any of the Company’s or its subsidiaries’ material assets, other than (A) in the ordinary course of business or (B) to wholly‑owned subsidiaries of the Company or its subsidiaries;

g.	liquidate, dissolve or wind‑up the business and affairs of the Company;
h.	pay or declare any dividend other than as set forth in the Certificate of Incorporation of the Company;
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

Additionally, for so long as at least twenty‑five percent (25%) of the number of shares of any series of Preferred Stock remain issued and outstanding, the Company may not (i) take any action that materially and adversely alters the rights of such series of the Preferred Stock unless substantially similar action is taken with respect to all of the other series of the Preferred Stock or (ii) create any additional class or series of capital stock which ranks senior or pari passu to such series of the Preferred Stock, in each such case without the consent of the holders of a majority (which majority must, in certain cases, include the consent of certain named institutional investors) of the outstanding shares of the respective, affected series of the Preferred Stock, voting as a separate class.

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

2)

Second, and provided that all shares of Series F Preferred Stock have been redeemed by the Company, the Company’s Series E, D and C‑1 Preferred Stock (acting pari passu but as separate classes), may be redeemed as follows:

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

c)

The holders of at least a majority of the Series C‑1 Preferred Stock (voting as a separate class) may require that all shares of Series C‑1 Preferred Stock be redeemed at a price equal to the sum of (i) the original issue price for the Series C‑1 Preferred Stock ($0.835), plus (ii) any declared or accrued but unpaid dividends thereon.

3)

Third, and provided that all shares of Series F, D, E and C‑1 Preferred Stock have been redeemed, the holders of a majority of the Series B Preferred Stock may require that all shares of Series B Preferred Stock be redeemed at a price equal to (i) 1.23 times the original issue price (adjusted for a prior reverse stock split and anti‑dilution protection) for the Series B Preferred Stock ($17.775), plus (ii) any declared but unpaid dividends thereon.

4)

Fourth, and provided that all shares of Series F, D, E, C‑1 and B Preferred Stock (as well as certain shares of Common Stock held by the holders of Series B Preferred Stock) have been redeemed, the holders of a majority of the Series A and A‑1 Preferred Stock (voting together as a single class) may require that all shares of Series A and A‑1 Preferred Stock be redeemed at a price equal to the sum of (i) 1.25 times the original issue price (adjusted for a prior reverse stock split and anti‑dilution protection) for the Series A Preferred Stock ($10.00) or Series A‑1 Preferred Stock ($13.625), as applicable, plus (ii) any declared but unpaid dividends on the Series A Preferred Stock or Series A‑1 Preferred Stock, as applicable.

All shares of the Preferred Stock have been presented outside of permanent stockholders’ deficit, because there are redemption events outside of the Company’s control.

Note 13. Common Stock and Stockholders’ Equity  (Deficit)

Capitalization

On July 7, 2015, Teladoc closed on its initial public offering (the “IPO”) in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. The Company received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million.

On June 17, 2015, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a one‑for‑2.2859 reverse stock split of all outstanding shares of common stock with the Secretary of State of the State of Delaware. The Certificate of Amendment provides that every 2.2859 shares of the Company’s issued and outstanding common stock automatically combine into one issued and outstanding share of the Company’s common stock. The Certificate of Amendment did not change the par value of the Company’s common stock and preferred stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split. In addition, the Certificate of Amendment increased the number of authorized shares of the Company’s common stock to 75,000,000 shares and the number of authorized shares of the Company’s  preferred stock to 50,479,286 shares. Additionally, the holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as‑converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an initial public offering of the common stock of the Company at a

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions). On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

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

The holders of at least a majority of the Preferred Stock have agreed that, following the redemption of all the Preferred Stock, the total 54,246 shares of Series B Common Stock will be subject to a redemption price equal to the greater of (1) the sum of (A) 2.25 times 2.2859 times the Series B Investors Common Stock price, plus (B) any dividends declared but unpaid thereon and (ii) the Series B Investors Common Stock appraised value. The Company had recorded the Series B Common Stock $2.1 million redemption value and the Series A Common Stock $0.8 million value together in mezzanine equity as of December 31, 2014.

On July 7, 2015, all of the Company's redeemable common stock converted into 113,294 shares of common stock.

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

On July 24, 2015, the Company issued an aggregate of 59,281 shares of common stock from the cashless exercise of 65,620 warrants at an exercise price of $2.95 per share for one of the affiliates. The Company did not receive any proceeds from this cashless exercise. As a result of this activity, the Company has 65,619 of common stock warrants at an exercise price of $2.95 per share outstanding for the other affiliate as of September 30, 2015.

Stock Plan and Stock Options

The Company’s Second Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, vest over four years and historically were issued at the fair value of the shares of common stock on the date of grant as determined by the Company’s board of directors, which obtains periodic third‑party valuations to assist their determination process. Subsequent to the Company becoming a public enterprise, options are granted at the public trading market price of the Company’s stock on the date of grant.

The Plan provides for the early exercise of stock options for certain individuals as determined by their respective option agreements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted‑
			Weighted‑	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2014	741,971	2,875,106	$3.73	8.38	$6,758
Increase in Plan authorized shares	2,493,339	—	—	—	—
Stock option grants	(1,325,845)	1,325,845	$—	—	—
Stock options exercised	—	(241,585)	$—	—	—
Stock options cancelled	170,805	(170,805)	$—	—	—
Stock options expired	33,597	(33,597)	$—	—	—
Balance at September 30, 2015	2,113,867	3,754,964	$7.06	8.72	$57,827
Vested or expected to vest September 30, 2015		3,473,776	$6.92	8.68	$53,989
Exercisable as of September 30, 2015		798,837	$2.12	7.28	$16,111

The total grant‑date fair value of stock options granted during the quarter and nine months ended September 30, 2015 was $3.3 million and $5.2 million, respectively.

Stock‑Based Compensation

All stock‑based awards to employees are measured based on the grant‑date fair value of the awards and are generally recognized in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four‑year vesting period for each award). The Company estimates the fair value of stock options granted using the Black‑Scholes option‑pricing model. Compensation cost is generally recognized over the vesting period of the applicable award using the straight‑line method.

Given the absence of a public trading market prior to July 2015, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third‑party specialists; (ii) the prices for the Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of the Preferred Stock relative to the common stock; (iv) the lack of marketability of the common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company, given prevailing market conditions.

The assumptions used in the Black‑Scholes option‑pricing model were determined as follows:

Volatility.  Since the Company does not have a trading history for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Risk‑Free Interest Rate.  The risk‑free interest rate is based on U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options.

Expected Term.  The expected term represents the period that the stock‑based awards are expected to be outstanding. When establishing the expected term assumption, the Company used the “simplified” method because the Company does not have adequate historical data.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero.

Forfeiture rate.  The Company uses historical data to estimate pre‑ vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2015	2014
Volatility	49.4% – 51.0%	53.3% – 53.7%
Expected life (in years)	7	7
Risk-free interest rate	1.58% - 2.06%	1.92% - 2.30%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$6.95	$5.92

Total compensation costs charged as an expense for stock‑based awards, including stock options, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Administrative and marketing	$8	$6	$49	$18
Sales	109	13	274	61
Technology and development	60	8	151	32
General and administrative	542	91	1,622	317
Total stock-based compensation expense	$719	$118	$2,096	$428

As of September 30, 2015, the Company had $10.7 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.4 years.

Note 14. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. A deferred tax provision was recognized for the quarter ended September 30, 2015 and September 30, 2014, as well as for the nine months ended September 30, 2014, primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. For the nine months ended September 30, 2015, an income tax benefit was realized as a result of acquisition activity partially offset by the aforementioned timing differences.

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

The foregoing list of factors is not exhaustive, and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our registration statements on Form S-1 (File No.333-204577) filed with the Securities and Exchange Commission (the “SEC”), our Form 10-Q for the period ended June 30, 2015 and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 2,650 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 12 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year, at a cost of $40 per visit. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 391,000 telehealth visits in the first nine months of 2015 and approximately 300,000 telehealth visits for the full year in 2014. Membership increased by approximately 4.6 million members from September 30, 2014 through September 30, 2015 with 4.2 million members or approximately 90% of the increase representing organic growth.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans and consumers (our “Clients”) purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals (our “Providers”) have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which has exceeded 95% over the last six years, and a 109% annual net dollar retention rate among our Clients on average over the last three years. We further believe any consumer, employer or health plan or practitioner interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

In July 2015, we successfully closed on our IPO in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share.  We received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $20.0 million and $10.9 million in revenue for the quarters ended September 30, 2015 and 2014, respectively, representing 83% year-over-year growth and $54.7 million and $30.6 million for the nine months ended September 30, 2015 and 2014, respectively, representing 79% year-over-year growth. We had net losses of $13.2 million and $4.5 million for the quarters ended September 30, 2015 and 2014, respectively, and $43.0 million and $10.0 million for the nine months ended September 30, 2015 and 2014, respectively. For the quarter ended September 30, 2015, 85% and 15% of our revenue was derived from subscription access fees and visit fees, respectively, and for the nine months ended September 30, 2015, 83% and 17% of our revenue was derived from subscription access fees and visit fees, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed five acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On July 31, 2015, the Company acquired certain assets from Gateway for $1.5 million, subject to post-closing working capital adjustments as defined in the purchase agreement. Gateway is engaged in the marketing, selling and administering the Company's services through other third parties.

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

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences and lead to increasing or maintaining our existing annual net dollar retention rate. Membership increased by approximately 4.6 million members from September 30, 2014 through September 30, 2015 with 4.2 million members or approximately 90% of the increase representing organic growth.

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

Annual Net Dollar Retention Rate.  We disclose annual net dollar retention rate as a supplemental measure of our organic revenue growth. We believe annual net dollar retention rate is an important metric that provides insight into the long-term value and stability of our subscription agreements and our ability to retain and grow revenue from our existing Clients. Because we typically enter into annual contracts with our Clients, a large percentage of our Client agreements have reached the end of their original terms and, as a result, we have observed significant renewal rates. We observed a 109% annual net dollar retention rate among our Clients on average over the last three years. We calculate annual net dollar retention rate as the aggregate annualized subscription contract value as of the last day of a calendar year from our Clients that have been under contract with us for at least 12 months divided by the aggregate annualized subscription contract value from all our Clients as of the last day of the prior calendar year. We calculate the annualized subscription contract value for each Client by multiplying the monthly recurring revenue of such Client by 12. For the purposes of annual net dollar retention rate, we count health plan Clients separately from each self-insured employer Client that contracts with us through a health plan relationship.

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

Subscription access revenue accounted for approximately 85% and 88% of our total revenue during the quarters ended September 30, 2015 and 2014, respectively, and 83% and 86% during the nine months ended September 30, 2015 and 2014, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Our short-term investments are comprised of  a portfolio of diverse high credit rating instruments with maturity durations of 1 year or less.

During the quarter ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, all of our revenue was generated by Clients located in the United States.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our call center activities and insurance, which includes coverage for medical malpractice claims. Cost of revenue is driven primarily by the number of visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to grow our headcount to build our Provider network operations center and to enhance our sales and technology capabilities, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

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

We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with continuing to grow our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.

Interest (Expense), Net

Interest (expense), net consists of interest activity associated with our bank, other debt and short-term investments.

Income Tax Provision (Benefit)

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between treatment of the goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at September 30, 2015 and December 31, 2014, due to the uncertainty surrounding the future realization of such assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the three and nine months ended September 30, 2015 and 2014 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014			2015	2014
	$	$	Variance	%(a)	$	$	Variance	%(a)
Revenue	$19,973	$10,905	$9,068	83%	$54,745	$30,601	$24,144	79%
Cost of revenue	4,488	2,151	2,337	109%	14,563	6,160	8,403	136%
Gross profit	15,485	8,754	6,731	77%	40,182	24,441	15,741	64%
Operating expenses:
Advertising and marketing	5,284	1,984	3,300	166%	14,356	5,938	8,418	142%
Sales	5,111	3,263	1,848	57%	13,190	8,441	4,749	56%
Technology and development	3,941	1,960	1,981	101%	10,050	5,216	4,834	93%
General and administrative	12,253	4,754	7,499	158%	40,708	12,131	28,577	236%
Total operating expenses	26,589	11,961	14,628	122%	78,304	31,726	46,578	147%
EBITDA(1)	(11,104)	(3,207)	(7,897)	246%	(38,122)	(7,285)	(30,837)	423%
Depreciation and amortization	1,491	650	841	129%	3,317	1,618	1,699	105%
Loss from operations	(12,595)	(3,857)	(8,738)	227%	(41,439)	(8,903)	(32,536)	365%
Interest (expense), net	(489)	(510)	21	4%	(1,699)	(914)	(785)	-86%

Net loss before taxes	(13,084)	(4,367)	(8,717)	200%	(43,138)	(9,817)	(33,321)	339%
Income tax provision (benefit)	162	162	(0)	0%	(125)	227	(352)	155%

Net loss	$(13,246)	$(4,529)	$(8,717)	192%	$(43,013)	$(10,044)	$(32,969)	328%

(1)

EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization. See additional information regarding EBITDA and Adjusted EBITDA at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We completed our acquisitions of Gateway on July 31, 2015, StatDoc on June 17, 2015, BetterHelp on January 23, 2015 and AmeriDoc on May 1, 2014. The results of operations of AmeriDoc, BetterHelp, StatDoc and Gateway since the respective acquisition dates have been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of their acquisition.

Revenue.  Total revenue was $20.0 million for the quarter ended September 30, 2015, compared to $10.9 million during the quarter ended September 30, 2014, an increase of $9.1 million, or 83%. Total revenue was $54.7 million for the nine months ended September 30, 2015, compared to $30.6 million during the nine months ended September 30, 2014, an increase of $24.1 million, or 79%. The increase in revenue for both periods was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new Clients, as the number of Members increased by 56% from September 30, 2014 to September 30, 2015. We experienced 117,213 visits, representing $3.0 million of visit fees for the quarter ended September 30, 2015, compared to 61,929 visits, representing $1.3 million of visit fees during the quarter ended September 30, 2014, an increase of $1.7 million, or 122%. We also experienced 391,231 visits, representing $9.4 million of visit fees for the nine months ended September 30, 2015, compared to 188,551 visits, representing $4.2 million of visit fees during the nine months ended September 30, 2014, an increase of $5.2 million, or 126%.

Cost of Revenue.  Cost of revenue was $4.5 million for the quarter ended September 30, 2015 compared to $2.2 million for the quarter ended September 30, 2014, an increase of $2.3 million, or 109%. Cost of revenue was $14.6 million for the nine months ended September 30, 2015 compared to $6.2 million for the nine months ended September 30, 2014, an increase of $8.4 million, or 136%. The increase for both periods was primarily due to increased telehealth visits resulting in increased provider fees, increased call center costs, and hiring of additional personnel to manage our physician network operations.

Gross Profit.  Gross profit was $15.5 million, or 78% as a percentage of revenue, for the quarter ended September 30, 2015 compared to $8.8 million, or 80%, as a percentage of revenue, for the quarter ended September 30, 2014, an increase of $6.7 million, or 77%. Gross profit was $40.2 million, or 73% as a percentage of revenue, for the nine months ended September 30, 2015 compared to $24.4 million, or 80%, as a percentage of revenue, for the nine months ended September 30, 2014, an increase of $15.7 million, or 64%. The increase for the quarter and nine months ended September 30, 2015 was primarily due to the aforementioned revenue and cost of revenue growth. Additionally, increased visit volume, resulting in greater mix of visit revenue to total revenue and their associated costs negatively impacted gross profit for the period compared to the nine months ended September 30, 2014.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $5.3 million for the quarter ended September 30, 2015 compared to $2.0 million for the quarter ended September 30, 2014, an increase of $3.3 million, or 166%. This increase primarily consisted of increased member engagement initiatives, sponsorship of professional organizations and trade shows of $2.7 million, increased staffing of $0.2 million and other expenses of $0.4 million. Advertising and marketing expenses were $14.3 million for the nine months ended September 30, 2015 compared to $5.9 million for the nine months ended September 30, 2014, an increase of $8.4 million, or 142%. This increase primarily consisted of increased member engagement initiatives, sponsorship of professional organizations and trade shows of $6.6 million, increased staffing of $0.8 million and other expenses of $1.0 million.

Sales Expenses.  Sales expenses were $5.1 million for the quarter ended September 30, 2015 compared to $3.3 million for the quarter ended September 30, 2014, an increase of $1.8 million, or 57%. This increase primarily consisted of increased staffing and sales commissions of $1.5 million. Sales expenses were $13.2 million for the nine months ended September 30, 2015 compared to $8.4 million for the nine months ended September 30, 2014, an increase of $4.7 million, or 56%. This increase primarily consisted of increased staffing and sales commissions of $3.8 million, increased travel and entertainment expenses of $0.5 million and an increase to other sales expenses of $0.4 million.

Technology and Development Expenses.  Technology and development expenses were $3.9 million for the quarter ended September 30, 2015 compared to $2.0 million for the quarter ended September 30, 2014, an increase of $1.9 million, or 101%. This increase resulted primarily from hiring additional personnel totaling $1.9 million.  Technology and development expenses were $10.0 million for the nine months ended September 30, 2015 compared to $5.2 million for the nine months ended September 30, 2014, an increase of $4.8 million, or 93%. This increase resulted primarily from hiring additional personnel totaling $4.7 million. For both of the quarter and nine months ended September 30, 2015, the increases in technology and development expenses is partially offset by reduction in professional fees paid to third parties.

General and Administrative Expenses.  General and administrative expenses were $12.3 million for the quarter ended September 30, 2015 compared to $4.8 million for the quarter ended September 30, 2015, an increase of $7.5 million, or 158%. This increase was driven primarily by an increase in employee-related expenses of approximately $4.3 million as a result of growth in total employee headcount to 537 at September 30, 2015 as compared to 169 at September 30, 2014. Professional fees, principally legal, increased by $1.9 million for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014. Lease costs including costs associated with abandoned facilities and bad debt expenses, increased to $2.6 million for the quarter ended September 30, 2015 from $0.9 million for the quarter ended September 30, 2014, an increase of $1.7 million. The aforementioned increases are partially offset by $0.4 million as a result of reduction in our physician network operations as we migrated activities in house from our third party call center provider. General and administrative expenses were $40.7 million for the nine months ended September 30, 2015 compared to $12.1 million for the nine months ended September 30, 2015, an increase of $28.6 million, or 236%. This increase was driven in part by an increase in employee-related expenses of approximately $11.2 million as a result of growth in total employee headcount to 537 at September 30, 2015 as compared to 169 at September 30, 2014. Additionally, costs incurred in our physician network operations center in connection with enhancing our Member services increased by $1.5 million and professional fees, principally legal, increased by

$11.7 million for the nine months ended September 30, 2015 as compared to September 30, 2014. Severance costs, lease costs including costs associated with abandoned facilities and bad debt expenses, increased to $7.3 million for the nine months ended September 30, 2015 from $3.1 million for the nine months ended September 30, 2014, an increase of $4.2 million.

Depreciation and Amortization.  Depreciation and amortization was $1.5 million for the quarter ended September 30, 2015 compared to $0.7 million for the quarter ended September 30, 2014, an increase of $0.8 million, or 129%. Depreciation and amortization was $3.3 million for the nine months ended September 30, 2015 compared to $1.6 million for the nine months ended September 30, 2014, an increase of $1.7 million, or 105%. This increase in both periods was due to an increase of amortization expense of primarily acquisition-related intangible assets that grew from $10.2 million at December 31, 2014 to $22.0 million at September 30, 2015 and an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $2.3 million at December 31, 2014 to $6.1 million at September 30, 2015.

Interest (Expense),  Net.    Interest (expense), net consists of interest costs associated with our bank and other debt and interest income from short-term investments in marketable securities. Interest (expense), net was consistent at $0.5 million for the three months ended September 30, 2015 and September 30, 2014. Interest (expense), net was approximately $1.7 million for the nine months ended September 30, 2015 compared to $0.9 million for the nine months ended September 30, 2014, an increase of $0.8 million. The increase in interest expense for both periods reflects higher outstanding debt. For the three months ended September 30, 2015, the increase in interest expense is offset by interest income from our short-term investments resulting from our IPO proceeds.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended
	September 30,
	2015	2014
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(34,377)	$(7,075)
Net cash used in investing activities	(122,469)	(15,075)
Net cash provided by financing activities	164,474	70,428
Total	$7,628	$48,278

Since our inception, we have financed our operations primarily through private sales of equity securities and to a lesser extent, bank borrowings. In July 2015, we received $163.1 million of net cash proceeds associated with the issuance of 9,487,500 shares of common stock in conjunction with our IPO, after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million.

Our principal sources of liquidity were cash and cash equivalents totaling $54.1 million as of September 30, 2015, which were held for working capital purposes. In addition, we have $97.9 million of short-term investments in marketable securities.  Our cash and cash equivalents are comprised of money market funds and marketable securities.

Cash Used in Operating Activities

For the nine months ended September 30, 2015, cash used in operating activities was $34.4 million. The negative cash flows resulted primarily from our net loss of $43.0 million, partially offset by depreciation and amortization of $3.3 million, allowance for doubtful accounts of $1.4 million, stock-based compensation of $2.1 million, deferred income tax of $0.1 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $1.7 million, all of which was the result of growth of the business.

For the nine months ended September 30, 2014, cash used in operating activities was $7.1 million. The cash used primarily related to our net loss of $10.0 million and the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $0.1 million, partially offset by depreciation and amortization of $1.6 million, allowance for doubtful accounts of $0.8 million, deferred income taxes of $0.2 million, and stock-based compensation of $0.4 million.

The increase for both periods in cash used in operating activities was primarily the result of additional headcount, increased marketing expenses, costs incurred to improve and optimize our technology platform, increases in our physician network operations, increased legal fees and office-related charges to support the growth of our business.

Cash Used in Investing Activities

Cash used in investing activities was $122.5 million for the nine months ended September 30, 2015. Cash used in investing activities consisted of the acquisitions of BetterHelp, StatDoc and Gateway which required payments of $3.3 million, $12.9 million and $1.5 million net of cash acquired, respectively, purchases of short-term marketable securities $98.0 million, net of sales, and of purchases of property and equipment totaling $5.5 million and investments in internally developed capitalized software of $1.2 million.

Cash used in investing activities was $15.1 million for the nine months ended September 30, 2014. Cash used in investing activities consisted of the acquisition of AmeriDoc, which required initial cash payments of $13.8 million, and of purchases of property and equipment totaling $0.7 million and investments in internally developed capitalized software of $0.5 million.

Cash Provided by Financing Activities

Historically, our primary financing activities have consisted of private sales of preferred stock and bank and other borrowings. In July 2015, we generated cash proceeds from our IPO.

Cash provided by financing activities for the nine months ended September 30, 2015 was $164.5 million. Cash provided by financing activities consisted of $163.1 million of net cash proceeds from IPO, an additional $6.8 million borrowed under the Revolving Advance facility and $0.3 million of proceeds from the exercise of employee stock options. Cash used in financing activities consisted of the repayment of $5.7 million under the Amended Term Loan facility and promissory note.

Cash provided by financing activities was $70.4 million for the nine months ended September 30, 2014. Cash provided by financing activities was primarily attributable to the issuance of preferred stock of $50.1 million, $19.7 million borrowed under the Revolving Advance facility, Term Loan facility and Mezzanine Term Loans and $0.6 million of proceeds from the exercise of employee stock options.

Looking Forward

As a result of our recent IPO, we received $163.1 million of net cash proceeds in July 2015. Additionally in July 2015 we made a $5.0 million repayment on our Revolving Advance facility. Currently, we anticipate negative EBITDA results through the end of 2017.

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

The Amended Term Loan facility provides for borrowings up to $5.0 million. As of December 31, 2014 and September 30, 2015, the Company had utilized the total $5.0 million available under this facility. The Amended Term Loan facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for Mezzanine Term Loans totaling $13.0 million. The total $13.0 million drawdown of the mezzanine facility was completed in September 2014. The mezzanine facility carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the mezzanine facility, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were immediately exercisable and have a 10‑year term. The Company also granted SVB a security interest in significantly all of the Company’s assets. The mezzanine facility has been used to fund the expansion of the Company’s business. On July 24, 2015, the Company issued an aggregate of 59,281 shares of common stock from the cashless exercise of 65,620 warrants at an exercise price of $2.95 per share for one of the affiliates. The Company did not receive any proceeds from this cashless exercise. As a result of this activity, the Company has 65,619 of common stock warrants at an exercise price of $2.95 per share outstanding for the other affiliate as of September 30, 2015.

The Company incurred approximately $0.2 million of loan origination costs in connection with the above facilities and amortized approximately $18,000 during both of the quarters ended September 30, 2015 and 2014, and $54,000 and $24,000 during the nine months ended September 30, 2015 and 2014, respectively.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Promissory Note to April 30, 2017. The Company repaid $0.2 million of this note in July 2015.

The Company was in compliance with all debt covenants at December 31, 2014 and September 30, 2015.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2015:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating leases	$10,767	$1,694	$2,483	$1,815	$4,775
Obligations under SVB Facilities and AmeriDoc Promissory Note	27,229	1,250	25,250	729	—
Interest associated with long-term debt	3,364	2,073	1,281	10	—
Total	$41,360	$5,017	$29,014	$2,554	$4,775

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

Adjusted EBITDA

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use the following additional non-U.S. GAAP financial measures to clarify and enhance an understanding of past performance: adjusted EBITDA. We believe that the presentation of this financial measure enhances an investor’s understanding of our financial performance. We further believe that this financial measure is a useful financial metric to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize adjusted EBITDA as the primary measure of segment performance.

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization and stock-based compensation. We believe that making such adjustment provides investors meaningful information to understand our results of operations and ability to analyze financial and business trends on a period-to-period basis.

We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the term adjusted EBITDA may vary from that of others in our industry. Adjusted EBITDA should not be considered as an alternative to net loss before taxes, net loss, loss per share or any other performance measures derived in accordance with U.S. GAAP as measures of performance.

Adjusted EBITDA has an important limitation as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

Adjusted EBITDA:

•	does not reflect the significant interest expense on our debt; and
•	eliminates the impact of income taxes on our results of operations; and
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any expenditures for such replacements; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting the usefulness of adjusted EBITDA as comparative measures.

We compensate for these limitations by using adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include gross profit, net loss, net loss per share and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

The following table reconciles net loss to adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(in thousands)
Net loss	$(13,246)	$(4,529)	$(43,013)	$(10,044)
Add (deduct):
Interest expense, net	489	510	1,699	914
Provision for income taxes (benefit)	162	162	(125)	227
Depreciation expense	317	95	746	225
Amortization expense	1,174	555	2,571	1,393
EBITDA	(11,104)	(3,207)	(38,122)	(7,285)
Stock-based compensation	719	118	2,096	428
Adjusted EBITDA	$(10,385)	$(3,089)	$(36,026)	$(6,857)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan facility and Revolving Advance facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan facility and Revolving Advance facility as of September 30, 2015, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $41,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of September 30, 2015. This conclusion is due to the following material weakness in our internal control over financial reporting.

During 2014, management identified a material weakness in our internal control over financial reporting relating to the breadth of our internal accounting team. Specifically, we did not have a sufficient number of accounting personnel to effectively design and operate proper internal controls over financial reporting. We are taking steps to remediate this material weakness.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

Teladoc is plaintiff in two lawsuits in the Texas courts against the Texas Medical Board (the ‘‘TMB’’). In the first suit, Teladoc v. TMB and Leshikar, on December 31, 2014, the Austin Court of Appeals granted Teladoc’s request for summary judgment, invalidating the TMB’s prior assertion that Teladoc’s doctors do not form ‘‘proper professional relationships’’ with Teladoc’s members in the course of telehealth consultations such as would support the prescription of medications. The TMB has filed a petition for review with the Texas Supreme Court to ask that Court if it will allow the TMB to appeal the Court of Appeals’s decision. In the second suit, Teladoc et al. v. TMB et al., the United States District Court for the Western District of Texas, Austin Division, held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the rule amendments the TMB adopted on April 10, 2015 that seek to effect substantively identical restrictions as at issue in the prior lawsuit. On May 29, 2015, the court granted Teladoc’s request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity. The Court has set a trial date of February 13, 2017. On July 30, 2015, the TMB filed a motion to dismiss the suit. No hearing on this motion to dismiss has been set. Given the nature and status of these lawsuits, the Company cannot yet determine the amount or reasonable range of a potential loss, if any, though it does not believe a material loss is probable in connection with any of the lawsuits.

Business in the State of Texas accounted for approximately $9.3 million, or 17%, and $10.0 million, or 23%, of the Company’s consolidated revenue for the nine months ended September 30, 2015 and during the year ended December 31, 2014, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2015, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (File No. 333-204577), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement and to a 462(b) Registration Statement filed on June 30, 2015 (File No. 333-204577), we registered the offer and sale of 9,487,500 shares of common stock with an aggregate offering price of approximately $163.5 million. On July 7, 2015 (“Closing Date”), we issued and sold 8,250,000 shares of our common stock at a price to the public of $19.00 per share (the “Offering”). J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering, and William Blair & Company, L.L.C., Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc. acted as co-managers. On July 1, 2015, the underwriters exercised their option to purchase additional shares pursuant to the underwriting agreement (the “Over-Allotment Option”). On July 7, 2015, we closed the Over-Allotment Option, and we sold 1,237,500 shares at a price to the public of $19.00 per share.

As a result of the Offering and the Over-Allotment Option, we received net proceeds of approximately $163.1 million in the aggregate, which is comprised of gross proceeds of approximately $180.2 million, offset by underwriting discounts and commissions of approximately $12.6 million and other offering expenses of approximately $4.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates,

(ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The Offering and the Over-Allotment Option terminated after all registered securities had been sold.

The net proceeds of approximately $163.1 million from our initial public offering have been invested in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated June 30, 2015, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 6. Exhibits and Reports on Form 8-K

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Form 10-Q, and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC, INC.

Date: November 2, 2015	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: November 2, 2015	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President and Chief Financial Officer

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program.	10-Q	001-37477	10.7	8/12/15

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

99.1	Financial Statements for the Recently Acquired Stat Health Service, Inc.	10-Q	001-37477	99.1	8/12/15

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					*

*Filed herewith.

**Furnished herewith.