Form 10-K
period 2015-12-31
Teladoc, Inc.
filed 2016-03-03
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class               Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required,to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this

Form 10-K or any amendment to this Form 10-K. ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

As of December 31, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $291,779,000 (based on the closing price of the Common Stock of $17.96 per share on that date, as reported on the New York Stock Exchange.

As of February 29, 2016, there were 38,564,807 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2016 annual meeting of stockholders to be held on May 26, 2016 are incorporated by reference in response to Part III of this Report.

THE NATION’S FIRST & LARGEST

TELEHEALTH PLATFORM

24/7/365 ON-DEMAND HEALTHCARE ANYTIME, ANYWHERE

VIA MOBILE DEVICES, INTERNET, VIDEO AND PHONE

1  Over the last six years

2 Savings per visit ($673)  based on an independent study over a period of 24 months of a Teladoc’s Client representing over 24,000 Teladoc Members as of 12/31/2014

3 Based on an independent study of one of Teladoc’s Clients with 150,000+ Members as of 12/31/14

4 As of February 1, 2016

5 Board-certified, state-licensed physicians and behavioral health professionals

6 Based on the ability of a Teladoc physician to earn ~$150/hour which represents a 50%+ increase to the average full-time physician hourly wage

7 Our subscription access fee revenue provides significant visibility into our future operating results. For example, our annualized January 2013 and 2014 revenue reflected approximately
90% of our actual and budgeted revenue for each respective full fiscal year

8 Addressable ambulatory visits via Telehealth are 417 million based on a 2000 report from the Centers for Disease Control and Prevention (“CDC”); includes visits in the United States per year, including those at primary care offices, hospital emergency rooms, outpatient clinics and other settings and methodology described in Oliver Wyman report. Additionally, there are an estimated 131 million total addressable behavioral health visits via telehealth based on the US Department of Health & Human Services Agency for Healthcare Research and Quality

(“AHRQ”) 2012 report

You should rely only on the information contained in this Form 10-K and in any related free‑writing Form 10-K we prepare or authorize. We have not, and the underwriters have not, authorized anyone to give you any other information and take no responsibility for any other information that others may give you. We are offering to sell, and seeking offers to buy, the common stock only in jurisdictions where offers and sales are permitted. The information in this document may only be accurate on the date of this document, regardless of its time of delivery or of any sales of the common stock. Our business, financial condition, results of operations or cash flows may have changed since such date.

PART I

Item 1. Business

Overview

Teladoc, Inc. is a Delaware corporation that was originally formed in Texas on June 13, 2002 and reincorporated in Delaware on October 16, 2008.

We are the nation’s first and largest telehealth platform, delivering on‑demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects our Members, with our over 3,000 board‑certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 13 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year, at a cost from $40 per visit. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 576,000 telehealth visits in 2015. Membership increased by approximately 4.1 million members from December 31, 2014 through December 31, 2015.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on‑demand healthcare whenever and wherever they choose. Our Clients purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high‑quality healthcare to their employees or beneficiaries. Our Providers have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which has exceeded 95% over the last seven years. We further believe any consumer, employer or health plan or healthcare professional interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

According to the Centers for Disease Control and Prevention (the “CDC”), there are approximately 1.25 billion ambulatory care visits in the United States per year, including those at primary care offices, hospital emergency rooms, outpatient clinics and other settings. We estimate that approximately 417 million, or 33%, of these visits could be treated through telehealth. We believe that the total addressable market for telehealth in the United States consists of the ambulatory care telehealth opportunity, a subset of visits currently delivered in urgent and retail care settings and care foregone by those currently not accessing the healthcare delivery system.

Additionally, according to the US Department of Health & Human Services Agency for Healthcare Research and Quality (“AHRQ”), there are approximately 168 million behavioral health market visits in the United States per year, including only outpatient provider offices. We estimate that approximately 131 million, or 78%, of these visits could be treated through telehealth.

The U.S. healthcare system is experiencing a growing crisis of access, cost and quality of care due to inefficiencies in today’s healthcare system and barriers between participants. According to the National Association of Community Health Centers (the “NACHC”), approximately 62 million individuals in the United States currently have no or inadequate access to primary care as a result of physician shortages. Additionally, according to the Department of Health and Human Services, the Patient Protection and Affordable Care Act (“PPACA”) has already expanded coverage to 16.4 million of the 47 million previously uninsured Americans. This number is widely expected to increase over the next several years due to individual and employer mandates, premium subsidies, state health insurance exchanges and ban on withholding coverage due to pre‑existing medical conditions, increasing demand for access to primary care physicians. Absent convenient access to a primary care physician, individuals will most likely either not seek care at all or visit emergency rooms or urgent care clinics, the most expensive and often inefficient settings for their primary care needs. These market dynamics impact not only the consumers seeking care, but also the health plans and employers that ultimately bear all or a portion of these costs. According to the CDC, 79.7% of emergency room visits not resulting in a hospital admission were due to lack of access to an alternative provider, and a recent study published in The Journal of American Medical Association estimated that approximately $734 billion, or 27%, of all healthcare spending in 2011 was wasted due to factors such as the provision of unnecessary services, inefficient delivery of care and inflated prices. In particular, according to Truven Analytics, 71% of emergency room visits by patients with employer‑sponsored insurance coverage are for causes that do not require immediate attention in the emergency room, or are preventable with proper outpatient care.

Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on‑demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current healthcare system. Consumers’ ability to access high‑quality, affordable care has been limited by many factors such as physician availability, prohibitive costs, physician office hours and geographic locations. Likewise, burdensome administration, cancellations, unfilled appointment slots, geographic constraints and business hour limitations have historically impacted physician efficiency and, as a result, constrained physicians’ income. We have created a platform that is uniquely positioned to bridge the supply and demand gap between physicians and consumers by fundamentally changing the way market participants access and deliver healthcare—eliminating traditional barriers and inefficiencies between participants and empowering them to engage in a healthcare marketplace anytime, anywhere. Our platform provides our Members with access to board‑certified physicians, comprehensive clinical programs and consumer engagement strategies in an economic model that delivers multiple benefits to all participants. The unique combination of these features enables us to dynamically and efficiently match consumer demand and physician availability in real‑time.

Our underlying technology platform is complex, deeply integrated and purpose‑built over the last ten years for the evolving healthcare marketplace. Our platform is highly scalable and can support substantial growth in our current membership base. Our platform provides for broad interconnectivity between healthcare constituents and, we believe, uniquely positions us as a focal point in the rapidly evolving healthcare industry to introduce innovative, technology‑based solutions, such as remote patient monitoring, post‑discharge treatment plan adherence and in‑home and chronic care.

We currently serve over 6,000 employers, health plans, health systems and other entities. These Clients collectively purchase access to our solution for more than 12 million Members. We believe our B2B2C distribution strategy is the most efficient method by which to reach consumers and deliver telehealth to our Members. We have over 26 health plans as Clients, including some of the largest in the United States such as Aetna, Blue Shield of California, Blue Cross and Blue Shield of Alabama, and Premera Blue Shield. Health plans serve as Clients as well as distribution channels to self‑insured employer Clients that contract with us through a health plan relationship. Our over 1,800 direct and ASO employer Clients include 230 Fortune 1000 companies and industry leaders such as Accenture, Bank of America, Pepsi and Shell. We also have a number of health system clients such as Henry Ford, Memorial Hermann and Mount Sinai. The remainder of our Clients are from channel partners such as brokers, resellers and consultants who sell into a range of small, medium and large enterprises. Over the past two years, we have more than doubled our client and membership bases. We believe telehealth is in the early stages of what eventually will become widespread adoption. A 2014 Towers Watson study suggests as many as 71% of employers with more than 1,000 employees are expected to offer telehealth by 2017.

We generate revenue from our Clients on a contractually recurring, per‑Member‑per‑month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per‑telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents and other beneficiaries, while visit fees are paid by either Clients or Members. We generated $77.4 million, $43.5 million and $19.9 million in revenue in 2015, 2014 and 2013, respectively, representing 78%  and 119% year‑over‑year growth from 2014 and 2013 respectively.  For the year ended December 31, 2015, 82% and 18% of our revenue were derived from subscription access fees and visit fees, respectively. Based on an independent study of savings per visit over a 24 month period ended December 31, 2014, we saved our Clients approximately $387 million in healthcare delivery costs in 2015.

Industry Challenges and Our Opportunity

Barriers and inefficiencies in the current U.S. healthcare system present market participants with three major challenges: (i) consumers lack sufficient access to high‑quality, cost‑effective healthcare at appropriate sites of care, while bearing an increasing share of costs; (ii) employers and health plans lack an effective solution that reduces costs while enhancing healthcare access for beneficiaries and (iii) providers lack flexibility to increase productivity by delivering care on their own terms. Market participants are therefore increasingly unable to effectively and efficiently receive, deliver or administer healthcare. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for a similar solution in healthcare. We believe there is a significant opportunity to solve these challenges through a trusted solution, such as ours, that matches consumer demand and physician supply in real‑time, while offering health plans and employers an attractive, cost‑effective healthcare alternative for their beneficiaries.

Growing Healthcare Access Crisis for Consumers

Consumers in the United States are experiencing challenges in obtaining access to affordable, high‑quality healthcare at appropriate sites of care. A 2014 NACHC report found that 62 million individuals in the United States have no or inadequate access to primary care as a result of local physician shortages. According to a 2014 Merritt Hawkins study, the average lead time to see a primary care physician across various metro areas was 19 days. We believe provider supply is projected to further contract, evidenced by the 2014 Survey of America’s Physicians, where 81% of physicians describe themselves as either over‑extended or at full capacity. Additionally, according to a 2010 AAMC report, the healthcare system will have a shortage of approximately 131,000 physicians by 2025, including a shortage of approximately 52,000 primary care physicians. Given expected population growth and aging in the United States, as well as the projected increase in healthcare demand from PPACA implementation, the supply and demand gap for access to healthcare services is expected to further widen, placing additional pressure on an already overburdened healthcare system that lacks physician capacity and diagnoses‑appropriate access points.

This access crisis has resulted in U.S. consumers either seeking care at inappropriate, more costly settings such as hospital emergency rooms, or foregoing needed care entirely. According to the CDC, there are approximately 1.25 billion ambulatory care visits in the United States per year, including those at primary care offices, hospital emergency rooms, outpatient clinics and other settings. We estimate that approximately 417 million, or 33%, of these visits could be treated through telehealth. Additionally, according to the US Department of Health & Human Services Agency for Healthcare Research and Quality (“AHRQ”), there are approximately 168 million behavioral health market visits in the United States per year, including only outpatient provider offices. We estimate that approximately 131 million, or 78% of these visits could be treated through telehealth.

Healthcare Cost Burden and Lack of Viable Options for Health Plans and Employers

The U.S. healthcare system is burdened by significant waste and extreme variations in access, cost and quality of care. A recent study published in The Journal of American Medical Association estimates that approximately $734 billion, or 27%, of all healthcare spending in 2011 was wasted due to factors such as the provision of unnecessary services, inefficient delivery of care and inflated prices. When consumers are forced to seek care at inappropriate and more costly sites of care, those cost inefficiencies impact not only the consumer, but also the health plans and employers that ultimately bear all or a portion of these costs.

The costs and associated burdens on health plans, employers and consumers are only expected to increase. CMS forecasted U.S. national health expenditures to reach $3.1 trillion, or approximately 18% of the U.S. GDP in 2014, and approximately 20% of GDP by 2022. A 2013 survey by the National Business Group on Health and Towers Watson indicated that employers bear on average approximately two‑thirds of their employee’s healthcare costs and CMS forecasted U.S. employers to spend approximately $660 billion on healthcare in 2015. Despite the significant amount of dollars spent, U.S. healthcare outcomes remain inferior relative to those of many other countries.

The unsustainable levels of spending on healthcare and extreme inefficiencies in the system have driven an increased focus by employers and health plans to control healthcare expenditures. Governments, private insurance companies and self‑insured employers, are implementing meaningful cost containment measures, including shifting financial responsibility to patients through higher co‑pays and deductibles and delivering healthcare through alternative, more cost‑effective methods. The increasing shift of financial responsibility to patients coupled with increased pricing transparency has, in turn, heightened beneficiary focus on healthcare alternatives. According to a 2013 survey for Prudential Insurance by MRops, Inc. and Oxygen Research Inc., 49% of employers are extremely or very likely to eventually offer only HDHPs. As consumers take responsibility for a larger share of their healthcare costs and spend more on healthcare services, they are also demanding higher quality care, greater control in how and where they receive care, increased convenience and more service for every dollar spent.

Challenging Environment for Physicians is Constraining Supply

Physicians face declining compensation paired with diminishing productivity due to a combination of reimbursement cuts and an increasing administrative burden. These factors have contributed to physician dissatisfaction and negatively impacted their desire to practice medicine. Medscape’s 2014 Physician Compensation Report shows that 50% of all physicians do not feel fairly compensated and 42% would not choose medicine as their career today.

In response to this growing dissatisfaction, physicians are reducing access to healthcare in a number of different ways. The 2014 Survey of America’s Physicians indicated that 44% of physicians plan to take steps to limit access to their practices, including cutting back on the number of patients seen, working part‑time, closing their practices to new members, seeking non‑clinical jobs or retiring. Notably, 39% of surveyed physicians indicated they plan to accelerate retirement given changes in the healthcare environment. A study by Physicians for a National Health Program showed medical billing paperwork and insurance‑related red tape cost the United States economy approximately $471 billion in 2012, 80% of which was wasted due to inefficiency. These constraints have driven physicians to seek more control over the way they deliver care to new and existing patients, increase their income and reduce the amount of time they spend on administration.

Physicians have responded to these challenges by shifting payment models and patient mix. Medscape’s 2014 Physician Compensation Report showed a 100% increase from 2011 to 2013 in the percent of physicians transitioning to cash‑only models, no longer accepting insurance. A 2014 Merritt Hawkins study found that 54.3% of physicians in the United States’ 15 largest cities are not accepting new Medicaid patients. We believe there is a significant opportunity for a single source solution that addresses these physician needs.

Opportunity to Remove Barriers Through an Innovative Platform that Benefits All Participants

We believe we have a significant opportunity to solve access, cost and quality of care challenges through a platform that matches consumer demand and physician availability in real‑time, while offering health plans and employers an attractive, cost‑effective alternative for their beneficiaries through our platform. As consumerism in healthcare increases and consumers and providers become accustomed to on‑demand services in other industries, they are similarly demanding technology‑powered solutions for their healthcare needs. The emergence and subsequent rapid adoption of technologies such as big data and analytics, cloud‑based solutions, online video and mobile applications represents an enormous opportunity for healthcare innovation. We believe the confluence of consumer empowerment, emergence of broad technology solutions and focus by all constituents on providing high‑quality, cost‑effective healthcare creates a unique opportunity for a disruptive platform that transforms the way consumers access, providers deliver and employers and health plans administer high‑quality, cost‑efficient healthcare.

Our Competitive Strengths

We believe the following are our key competitive strengths.

Leading Solution and First‑Mover Advantage

Our solution is composed of an integrated technology platform, high‑quality Provider network, sophisticated consumer engagement strategies and entrenched distribution channels. We have developed a strong brand, established strong relationships with Clients and have become a leading telehealth platform in the United States. Our history of innovation and long‑standing operating history provide us with a significant first‑mover advantage, including what we believe are the following telehealth industry firsts:

•

Integrated Technology Platform.  We were the first to build a scalable, integrated technology platform for telehealth with an API and multiple real‑time payor integrations. Our platform’s API powers external connectivity with a wide range of payors, third‑party applications and other interfaces and uniquely positions us to be a central partner in the rapidly emerging, technology‑powered healthcare industry.

•

High Quality Provider Network.  We were the first to deliver nationwide access to board certified physicians 24 hours a day, seven days a week, 365 days a year and establish over 100 proprietary Evidence Based clinical guidelines specifically designed for telehealth. In addition, we are the first and only telehealth company that has received certification by the NCQA, an independent, not for profit, healthcare oriented organization founded in 1990 dedicated to improving healthcare quality and verifying adherence to national standards of excellence in the provision of healthcare for our physician credentialing processes. We have implemented the highest credentialing requirements, ensuring quality interactions and reliable resolutions. The NCQA is funded by corporations and foundations who share its goals as well as its sponsors who, in turn, are eligible to receive NCQA progress reports and access to educational seminars. As a not for profit organization, the NCQA relies on these contributions to foster its accreditation and performance measurement initiatives. The NCQA states that it accepts funds from sponsors only for programs or activities that are consistent with NCQA’s mission and in a manner consistent with presenting the credibility and objectivity of its information, priorities, programs and decisions.

•

Consumer Engagement Strategies.  We were the first to implement sophisticated behavioral analytics and predictive modeling to better understand our Members and to drive increased engagement with Teladoc. Our predictive models allow us to identify Members most likely to use our solution and to improve outcomes and serve as the basis of our messaging, which increases the frequency and richness of Member interactions. We were the first to use claims data, plan design and other metrics to influence behavior. For example, we identify Members who have been high utilizers of emergency rooms and urgent care and seek to re‑direct their non‑emergency visits to our lower cost solution. Our consumer engagement strategies are supported by our industry first self‑service communications portals that provide for robust Provider and Member interaction.

The following graphic outlines the simple, convenient and intuitive Teladoc Member experience supported by our integrated, scalable and responsive solution:

MEMBER EXPERIENCE
SIMPLE, CONVENIENT, INTUITIVE
STEP 1
REGISTER
Getting started is easy
STEP 2
REQUEST
On-demand healthcare anytime, anywhere
STEP 3
VISIT
Talk to a doctor within minutes
STEP 4
RESOLVE
Diagnosis, treatment plans and prescriptions
MEMBER
SUPPLY DEMAND MATCHING
PROVIDER
MOBILE DEVICES
INTERNET
PHONE
REAL-TIME MEMBER RESPONSIBILITY
CARE RECORD & PAYMENTS
CUSTOM NETWORKS
• Member engagement
• Real-time & stored eligibility
• Enrollment
• Payment & demographic info
• EMR
• Primary Care
• Dermatology
• Behavioral Health
• On-demand & scheduled
• Image sharing
• Queuing, routing & scheduling
• Evidence based guidelines
• Gaps in care alerts
• Clinical documentation
• Patient education
• Message center
• eRx
• Follow-up
• Referrals
• Clinical QA
• Member & provider satisfaction
• Claims, ROI & clinical data
PROVIDER ECOSYSTEM
CLIENTS & PARTNERS
TELADOC SOLUTION
INTEGRATED, SCALABLE, RESPONSIVE

Innovative Technology Platform

Our integrated solution positions us at the center of the patient, provider and payor relationship and as a key participant in the rapidly emerging, technology‑powered healthcare industry. We continually incorporate new product features into our platform to meet the evolving needs of the highly complex healthcare industry. We believe our technology platform contains several differentiating features, including the following.

•

Purpose‑Built.  Our platform is built specifically to serve the needs of consumers, employers and health plans and providers. We believe that ours is the only platform that incorporates the core functionality required to offer telehealth in a single system. Our platform features predictive modeling, automated complex routing, queuing and scheduling and is currently capable of supporting 100 million Members. Our ability to scale is supported by our proprietary telehealth algorithms that dynamically and efficiently match our Members’ demand and our Providers’ capacity in real‑time.

•

Integration and Interoperability.  Our fully functional API powers external connectivity, and we have deep integration with other premier healthcare solutions, including electronic prescribing, payment and administration, care coordination and cost transparency. In addition, we pride ourselves on what we believe is unmatched integration with the payor community that enables us to uniquely provide real‑time eligibility checking, real‑time Member financial liability calculations and clinical data exchange.

•

Customization for Members, Clients and Providers.  Each of our constituents has their own purpose‑built interface. Our Members benefit from the ability to manage their own EMR, a secure message center, image upload and sharing capability with Providers, visit scheduling, single sign‑on and fully interoperable native iOs and Android apps. We offer our Clients low implementation effort, custom integrations, interfaces and custom co‑branded landing pages, self‑service portals and robust reporting data. Our Providers benefit from our easy‑to‑use EMR and visit queue, proprietary telehealth guidelines, e‑prescribing and a range of other features and functions such as auto‑complete symptoms, diagnoses and billing codes.

   Highly Scalable Platform

Our platform is highly scalable and can currently provide the same level of Member support and response time for upwards of 10,000 visits per day versus our current rate of approximately 2,000 visits per day on average. Similarly, our platform is currently equipped to serve over 100 million Members and can be scaled quickly to serve even higher volumes. Further, our platform has been built to accommodate the seamless and quick introduction of new services and products, such as behavioral health, dermatology and other services that are currently in the development stages. We have the ability to respond quickly to evolving market needs with innovative solutions, such as mobile applications, biometric devices and at‑home testing, to enhance our solution and support our leadership position. We believe our highly scalable platform provides us with significant growth opportunities within our existing membership and client bases and allows us to grow with low capital expenditure requirements.

 Clinical Capabilities Tailored to Telehealth

We believe that by directly recruiting, credentialing, training and contracting with our Providers we have built our clinical capabilities in a manner that supports the operational complexity of and commitment to clinical quality required in telehealth. Our Providers are board‑certified with an average of 20 years of experience and are credentialed through an NCQA‑certified process. The NCQA’s accreditation process involves a comprehensive on‑site and off‑site review by a team of physicians and managed care experts that evaluates more than 60 quality‑related healthcare standards, including quality management and improvement and utilization management. The results of the evaluation are reviewed by the NCQA’s National Review Oversight Committee prior to their assigning an accreditation level. The NCQA’s requirements are developed with the input and support of health plans, providers, purchasers, unions and consumer groups. The NCQA’s accreditation process is not telehealth specific; rather, since its formation in 1990, the NCQA established, and consistently updates, its quality standards and performance measures for a broad range of healthcare entities by building consensus around important health care quality issues. In determining its quality standards and performance measures, the NCQA works with large employers, policymakers, doctors, patients and health plans to determine areas of focus and how to promote improvement within them. Health plans in every state, the District of Columbia and Puerto Rico are NCQA accredited. According to the NCQA, these certified plans cover 109 million Americans or 70.5% of all Americans enrolled in health plans.

Our clinical capabilities are designed specifically for telehealth. For example, our Members have the option to share a record of every visit and their EMR with their existing physicians. In circumstances where a Member reports that they do not have a primary care physician, the Teladoc Provider educates the Member on the importance of establishing this relationship. Prior to every visit, the Provider reviews the Member’s proprietary EMR and certifies to this review by completing a multi‑step checklist. During and following the visit, the Provider may reference our over 100 proprietary Evidence Based clinical guidelines and other telehealth‑specific content. In addition, Members and Providers remain connected following visits. Members receive personalized notes, patient education materials and are able to ask questions of our clinical team via the Teladoc Message Center. Over 10% of all visits are reviewed by our clinical quality assurance staff to ensure adherence to appropriate treatment and prescription patterns. We believe our track record of zero medical malpractice claims is a testament to our Providers’ clinical quality.

 Well‑Established Distribution Channels and Strategic Alliances

We have spent over ten years developing sales channels and strategic alliances, which we believe provide an opportunity to sell our solution through trusted partners and are not easily replicated. Our solution is sold through a highly efficient and effective B2B2C distribution network wherein we reach consumers through our Clients and channel partners rather than marketing our solution directly to potential Members. We sell through a direct sales force to our Clients who in turn buy our solution on behalf of their beneficiaries. In addition, a range of third‑parties including brokers, agents, benefits consultants and resellers, whom we refer to as channel partners, sell our solution to various end markets. Notably, many of our health plan Clients also act as channel partners because they resell our solution to their ASO accounts and other customers. We believe the breadth of our distribution strategy allows us to reach employers of nearly every size and in nearly every market, which are capable of purchasing our solution for a large number of beneficiaries, rather than attempting to sell our solution one consumer at a time.

Our Growth Strategies

The following are our key growth strategies.

 Expand Our Membership with New and Existing Clients

We intend to increase our membership by adding additional Members from both existing Clients and from new Clients. We plan to execute this strategy by further penetrating existing relationships and by pursuing new relationships through our distribution channels and an expanded sales team. Within existing accounts, we believe our current membership represents only a fraction of the potential Members available to us. Our existing health plan Clients and self‑insured Clients associated with these health plans currently purchase our solution for only 9% of their beneficiaries in the aggregate, which provides us the opportunity to grow our membership base by more than 50 million individuals within these existing Clients alone. Similarly, we have 230 Fortune 1000 Clients, representing a significant opportunity for new Client growth with large employers. We are investing heavily in new marketing technologies and support staff to aid our sales force in penetrating existing accounts, lead generation, new Client generation and implementations. We further believe that as market leader in the telehealth industry, we have a strong, established brand and are uniquely positioned to capitalize on the B2C channel in the future.

 Expand into New Clinical Specialties

We currently offer our Clients access to over 3,000 board‑certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions. We also currently offer direct‑to‑Member access to behavioral health professionals who treat conditions such as anxiety and depression. We intend to leverage our highly scalable platform by expanding into new clinical specialties, such as standalone dermatology services, second opinions and chronic conditions such as diabetes, and by focusing on expanding our services amongst current Clients such as by offering behavioral health as a commercial service to our Clients. As we expand our clinical offerings, we intend to further eliminate gaps in continuity of care in order to provide coordinated care along the healthcare delivery continuum. For example, we continue to expand our behavioral health product offering. According to the 2012 white paper from the U.S. Department of Health and Human Services, approximately 46 million adults in the U.S. suffer from mental illness with more than 11 million adults reporting an unmet need for mental healthcare. Compounding this unmet need, the shortage of psychiatrists and behavioral health resources has become acute nationwide. According to a 2014 Merritt Hawkins report, psychiatrists are essentially aging out of the workforce, with over 70% of psychiatrists 50 years of age or older. Furthermore, industry surveys indicate that turnover amongst mental health professionals is significantly higher than that of primary care physicians and in the future, the growing demand for psychiatric services is expected to be addressed by primary care physicians.

 Leverage Existing Sales Channels and Penetrate New Markets

We have developed a highly effective distribution network to target large employers and we are committing incremental sales and marketing resources to the SMB sales channel to increase our penetration within this market.

Additionally, we intend to further penetrate the provider market, notably hospitals and group physician practices, as we believe our solution offers these markets an attractive platform from which to generate substantial income by acquiring new patients and to better participate in emerging risk‑sharing and value‑based payment models, such as Accountable Care Organizations and Patient‑Centered Medical Homes. Lastly, with expanded access to available health insurance as a result of PPACA implementation, we intend to pursue health insurance exchanges, which represent an attractive new sales channel.

 Expand Across Care Settings and Use Cases

We intend to expand our solution across use cases and additional care settings. We also continually explore ancillary opportunities to broaden our business, including by expanding our relationship with Medicare Advantage and Medicaid Managed Care plans. We believe our services have wide applicability across new use cases, including home care, post discharge, wellness/screening and chronic care. We are also currently extending the number, range and functionality of our benefits applications, and will continue to respond quickly to evolving market needs with innovative solutions, including mobile applications, biometric devices and at‑home testing.

 Increase Engagement by Our Members

We believe there is significant opportunity within our existing membership base to increase engagement by continually increasing awareness of and loyalty to our solution. We believe our solution can become the single source for on‑demand healthcare for our Members by continuing to add new and complementary products and services, third‑party connections and other strategic alliances. We will continually refine and enhance our user experience, which is a critical driver of new and repeat engagement and we will continue validating our Member satisfaction with surveys and other proactive tools. We are in the process of redesigning aspects of our mobile application and website to further drive Member engagement. We are also building robust data repositories to strengthen our predictive models and multi‑channel marketing strategies to provide a more complete picture of our Members, enhancing our ability to lead targeted and purposeful campaigns and we will continue to invest heavily in marketing technologies that allow us to increase Member touch‑points. Lastly, we will continue to actively engage Clients in benefit design, worksite marketing and executive sponsorship strategies to drive awareness about our solution.

 Expand Through Focused Acquisitions

We plan to continue to leverage our know‑how and the scale of our platform to selectively pursue acquisitions. To date, we have completed four acquisitions that have expanded our distribution capabilities and broadened our service offering, including into areas such as behavioral health. Our acquisition strategy is centered on acquiring technologies, products, capabilities, clinical specialties and distribution channels that are highly scalable and rapidly growing. We will continue to evaluate and pursue acquisition opportunities that are complementary to our business.

Technology and Operations

Our integrated platform supports rapid and efficient access to, and evaluation of, information from a variety of healthcare network participants. It has a user‑friendly interface designed to empower Members and dependents to remotely access healthcare whenever and wherever each individual chooses (via mobile devices, the internet, video and phone).

Our enterprise scale platform is architected for real‑time sharing of clinical and non‑clinical data in real time among the Teladoc constituents, which include: Members, Providers, physician network operations center staff, nurses, SureScripts for electronic medication prescription writing, routing and fulfillment and health plans for real‑time eligibility checking, real‑time Member financial responsibility calculations, claims processing, clinical summaries and clinical alerts.

The Teladoc Provider network leverages our technology platform for managing custom visit queues that automatically and instantly route available visits to appropriate Providers based upon proprietary algorithms. Providers use our internet‑based application or iOs app for viewing their visit queue, scheduling visits and following the proprietary Teladoc workflow for reviewing Members’ medical history and symptoms, documenting the actual visits, e‑Prescribing, if appropriate, and sending applicable medical content with follow up instructions to the Member via a secure message center.

We use data and analytics to predict demand patterns by geography and we recruit and manage our Provider network to meet the demands of our patients. Our complex algorithms enable us to effectively manage/allocate supply and onboard Providers to meet demand while maintaining one‑hour guaranteed response times, with a median response time of less than ten minutes.

Additionally, our platform’s external connectivity and easy integration with EMR and outside systems extends its functionality and customer features, which include:

•	Client real‑time eligibility and Member financial liability;

•	clinical alerts, including gaps in care integration;

•	partner integration and operability;

•	clinical data exchange (including, biometrics and visit information); and

•	a fully functional RESTful API.

REST is a stateless, scalable web services architecture that utilizes open communication standards such as HTTP and HTTPS, and has been widely adopted for system‑to‑system communications. Having a documented set of RESTful API’s enables our Clients and Members to access our solution using a custom or pre‑existing website. For example, a Teladoc health plan Client can offer its Members the ability to access our solution through their existing Member portal. Members can also register for Teladoc, complete their medical history, select a pharmacy and request a consult without having to access the Teladoc Member site. All of these functions are provided via the Client’s website that makes system calls to the Teladoc API to process the requests.

The following graphic displays our robust technology architecture that supports our platform:

surescripts
MOBILE APPS
3RD PARTY PARTNERS
PROVIDERS
MEMBERS
SINGLE SIGN-ON
HTTPS
ELIGIBILITY
HEALTH PLAN PORTAL
HEALTH PLAN EDI
OPERATIONS CENTER
APPLICATION SERVICES
EXTRACT TRANSFORM LOAD
REPORTING DATAMART
ENTERPRISE DATA STORE
CLINICAL DOCUMENTATION
ELIGIBILITY & CLAIMS
GAPS IN CARE
837 CLAIMS
CUSTOMER REPORTS
INTERNAL REPORTS
FINANCIAL REPORTS
SFTP
SFTP
SFTP
SFTP
OPTUM
AVAILITY
CLIENTS
CLIENT
CLIENT
HEALTH PLANS

We host our applications and serve all of our Members from two redundant data centers in geographically diverse locations. We rely on third‑party vendors to operate these data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers. Due to the sensitive nature of our Members and Clients’ data, we have a heightened focus on data security and protection. We have implemented telehealth industry‑standard processes, policies and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third‑party penetration testing in order to reduce the risk of vulnerabilities in our system. On an annual basis, we also undergo independent, third‑party HIPAA and SSAE 16 audits.

We have achieved over 99.9% uptime over the last 12 months. Systems are continually monitored for any signs of problems and preemptive action is taken when necessary. Encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.

We have also successfully grown our business to a level that supports the establishment of a Teladoc‑owned physician network operations center that we opened in August 2015. Through this internal operations center, our employees service Teladoc Members and Clients with expanded customer service and compliance monitoring operations.

Sales and Marketing

We sell our services through our direct sales organization. Our direct sales team is comprised of enterprise‑focused field sales professionals who are organized principally by geography and account size. Our field professionals are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations and health plan and hospital partners.

We generate Client leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target human resource, benefits and finance executives in addition to technology and health professionals, senior business leaders and healthcare channel partners. Our principal marketing programs include use of our website to provide information about our company and our solution, as well as learning opportunities for potential Members; demand generation; field marketing events; integrated marketing campaigns (including direct email and online advertising); and participation in industry events, trade shows and conferences.

Clients and Members

Our Clients consist of (i) employers, including 230 Fortune 1000 companies, (ii) health plans and (iii) health systems and other entities. As of January 1, 2016, we had approximately 6,000 Clients and our services reached over  13 million Members. The following is a selection of our Clients:

•	employers, such as Accenture, Bank of America, General Mills, Pepsi, Shell and T‑Mobile;

•	health plans, such as Aetna, Premera, Blue Shield of California, Blue Cross and Blue Shield of Alabama and Universal American; and

•	health systems, such as Health Partners, Henry Ford, Memorial Hermann and Mount Sinai.

Within existing accounts, we believe our current membership represents only a fraction of the potential Members available to us. For example, our existing health plan Clients and self‑insured Clients associated with these health plans currently purchase our solution for only 9% of their beneficiaries in aggregate, reflecting a significant opportunity for membership growth. We believe there are in excess of 50 million potential Members within these existing Clients alone.

No Client represented over 10% of our revenue for the years ended December 31, 2015, 2014 or 2013.

Seasonality

We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience the highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of the Company’s Provider network services relative to the other quarters of the year.

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new services, technologies, features and functionality. Our product development team, which as of December 31, 2015, consisted of 70 employees, is responsible for the design, development, testing and certification of our solution. In addition, we utilize certain third‑party development services to perform application development and design services. We focus our efforts on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market telehealth technology (devices and systems) or (ii) provide telehealth, such as the delivery of on‑demand access to healthcare. In the provision of telehealth, competition focuses on, among other factors, experience in operation, customer service, quality of technology and know‑how and reputation. Our key competitors in the telehealth market are MDLive,  American Well and Doctor On Demand.

Physicians and Healthcare Professionals

We contract for our Providers’ services through the Services Agreement with Teladoc PA, and, therefore, our Providers are not our employees. Under the Services Agreement, we have agreed to serve, on an exclusive basis, as manager and administrator of Teladoc PA’s non‑medical functions and services related to the provision of the telehealth services by physicians employed by or under contract with Teladoc PA. Teladoc PA has agreed to provide our Members, through its physicians, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The Services Agreement also requires Teladoc PA to maintain the state licensure and other credentialing requirements of its physicians. The non‑medical functions and services we provide under the Services Agreement primarily include Member management services such as maintaining a call center for our Members to request a visit with Teladoc PA’s physicians (our Providers), Member billing and collection administration and maintenance and storage of Member medical records. Under the Services Agreement, Teladoc PA currently pays us an access fee of $25,000 per month for call center and medical records maintenance, a fixed fee of $65,000 per month for our provision of management and administrative services and a license fee of $10,000 per month for the non‑exclusive use of the Teladoc trade name. Additionally, we are required to maintain, for our company and our employees, general insurance of at least $1.0 million per occurrence and $2.0 million in the aggregate. Similarly, Teladoc PA is required to maintain, for itself and its physicians, professional liability insurance of at least $1.0 million per occurrence and $3.0 million in the aggregate. The Services Agreement has a 20‑year term and expires in February 2025 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non‑terminating party, a material breach of the Services Agreement by the non‑terminating party or a governmental or judicial termination order related to the Services Agreement.

Our Providers are paid promptly, every two weeks via direct deposit or check. Our Providers bear no out‑of‑pocket medical malpractice expenses when delivering care on our platform. Teladoc PA carries professional liability insurance covering $1.0 million per claim and $3.0 million in the aggregate for itself and each of its healthcare professionals (our Providers), and we separately carry a general insurance policy, which covers medical malpractice claims, covering $5.0 million per claim and $5.0 million in the aggregate. We have not had a medical malpractice claim in our over ten‑year operating history.

Government Regulation

The healthcare industry and the practice of medicine are extensively regulated at both the state and federal levels. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated Providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

 Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of behavioral health services, is subject to various federal, state and local certification and licensing laws, regulations and approvals, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care and cross‑coverage practice), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication. The application of some of these laws to telehealth is unclear and subject to differing interpretation.

Physicians and behavioral health professionals who provide professional medical or behavioral health services to a patient via telehealth must, in most instances, hold a valid license to practice medicine or to provide behavioral health treatment in the state in which the patient is located. In addition, certain states require a physician providing telehealth to be physically located in the same state as the patient. We have established systems for ensuring that our affiliated physicians and behavioral health professionals are appropriately licensed under applicable state law and that their provision of telehealth to our Members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could result in our services being found to be non‑reimbursable or prior payments being subject to recoupments and can give rise to civil or criminal penalties.

 Corporate Practice of Medicine; Fee‑Splitting

We contract with physicians or physician‑owned professional associations and professional corporations to deliver our services to their patients. We frequently enter into management services contracts with these physicians and physician‑owned professional associations and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third‑party payors. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee‑splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non‑clinical personnel may implicate the restrictions on the corporate practice of medicine.

State corporate practice of medicine and fee‑splitting laws vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a Provider licensed in the state or the provision of telehealth to a resident of the state. However, regulatory authorities or other parties, including our Providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee‑splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our Providers, civil or criminal penalties, receipt of cease‑and‑desist orders from state regulators, loss of Provider licenses, the need to make changes to the terms of engagement of our Providers that interfere with our business and other materially adverse consequences.

 Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self‑referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally‑funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti‑Kickback Statute

We are also subject to the federal Anti‑Kickback Statute. The Anti‑Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti‑Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity no longer does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti‑Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG,has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti‑Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti‑Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally‑funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

State Fraud and Abuse Laws

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third‑party payor, including commercial insurers, not just those reimbursed by a federally‑funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non‑governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government‑sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co‑payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti‑Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non‑routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

 State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Teladoc, our Providers and our health plan Clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents and other “business associates” of covered entities that create, receive, maintain or transmit PHI in connection with providing services to covered entities. Although we are a covered entity under HIPAA, we are also a business associate of other covered entities when we are working on behalf of our affiliated medical groups.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties range from $100 to $50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD‑10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015 and is now in effect.

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well‑publicized data breaches involving the improper use and disclosure of PII. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

OTHER INFORMATION

Employees

As of December 31, 2015, we had approximately 600 employees. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States. We also have trademark applications pending to register marks in the United States. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know‑how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. Other than the trademark Teladoc (and design), which is pending registration and which is not subject to any known rights of others, including any impairments, assignments or pledges, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. We require our employees, consultants and certain of our contractors to execute confidentiality, agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

On June 8, 2015, American Well Corporation filed a complaint against our company in the United States District Court for the District of Massachusetts alleging that certain of our operating platform’s technology infringes one of its patents that we are currently seeking to invalidate pursuant to an inter partes review that we filed with the Patent Trial and Appeals Board in March 2015. See “—Legal Proceedings,” immediately below.

Legal Proceedings

Teladoc is subject to legal proceedings, claims and litigation arising in the ordinary course of its business.

Texas Medical Board

Teladoc is plaintiff in two lawsuits in the Texas courts against the Texas Medical Board (the ‘‘TMB’’). In the first suit, Teladoc v. TMB and Leshikar, on December 31, 2014, the Austin Court of Appeals granted Teladoc’s request for summary judgment, invalidating the TMB’s prior assertion that Teladoc’s doctors do not form ‘‘proper professional relationships’’ with Teladoc’s members in the course of telehealth consultations such as would support the prescription of medications. The TMB has filed a petition for review with the Texas Supreme Court to ask that Court if it will allow the TMB to appeal the Court of Appeals’s decision. This petition is pending. In the second suit, Teladoc et al. v. TMB et al., the United States District Court for the Western District of Texas, Austin Division, held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the rule amendments the TMB adopted on April 10, 2015 that seek to effect substantively identical restrictions as at issue in the prior lawsuit in state court. On May 29, 2015, the court granted Teladoc’s request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the federal court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the federal court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which appeal has not yet been filed. On January 14, 2016, the federal court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $12.6 million (or 16% ), $10.0 million (or 23%) and $2.3 million (or 12%) of Teladoc’s consolidated revenue during the year ended December 31, 2015, 2014 and 2013, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

American Well Corporation

On June 8, 2015, American Well Corporation filed a complaint against Teladoc in the United States District Court for the District of Massachusetts alleging that certain of its operating platform’s technology infringes one of American Well’s patents, which patent Teladoc is seeking to invalidate pursuant to a petition for inter partes review that Teladoc filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. On

November 11, 2015, Teladoc filed a motion to dismiss American Well’s complaint. This motion is pending before the court.

Teladoc has investigated the claims alleged in American Well’s complaint and believes that it has good defenses to the claims. However, were Teladoc ultimately not to prevail in the lawsuit, its results of operations could be affected.

Given the nature and status of the lawsuits described above, Teladoc cannot determine the amount or reasonable range of a potential loss, if any, though it does not believe a material loss is probable in connection with any of the suits. Teladoc routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, Teladoc establishes accrual estimates for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2015, Teladoc has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. Teladoc does not believe that, at December 31, 2015, any reasonably possible losses in excess of the amounts accrued would be material to the consolidated financial statements.

Seasonality

We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of a calendar year, or the start of each calendar year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year.  Conversely, the second quarter of the year has historically been the period of lowest utilization of our Provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included below in this annual report on Form 10-K.

Other

To the extent required by Item 1 of Form 10-K, the information contained in Item 7 of this Annual Report is hereby incorporated by reference in this Item 1.

Item 1A. Risk Factors

Our financial and operating results are subject to many significant risks and uncertainties, as described below. The following is a summary of the material risks known to us. There may be other material risks of which we are unaware.

Risks Related to Our Business

Our business could be adversely affected by ongoing legal challenges to our business model or by new state actions restricting our ability to provide the full range of our services in certain states.

Our ability to conduct business in each state is dependent upon the state’s treatment of telemedicine (and of remote healthcare delivery in general, such as the permissibility of, and requirements for, physician cross‑coverage practice) under such state’s laws, rules and policies governing the practice of medicine, which are subject to changing political, regulatory and other influences. Cross‑coverage regulation refers to the state rules under which one doctor is permitted to treat the regular patients of another doctor remotely. Some state medical boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states. Some of these actions have resulted in litigation and the suspension of our operations in certain states.

Teladoc is plaintiff in two lawsuits in the Texas courts against the Texas Medical Board (the ‘‘TMB’’). In the first suit, Teladoc v. TMB and Leshikar, on December 31, 2014, the Austin Court of Appeals granted Teladoc’s request for summary judgment, invalidating the TMB’s prior assertion that Teladoc’s doctors do not form ‘‘proper professional relationships’’ with Teladoc’s members in the course of telehealth consultations such as would support the prescription of medications. The TMB has filed a petition for review with the Texas Supreme Court to ask that Court if it will allow the TMB to appeal the Court of Appeals’s decision. This petition is pending. In the second suit, Teladoc et al. v. TMB et al., the United States District Court for the Western District of Texas, Austin Division, held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the rule amendments the TMB adopted on April 10, 2015 that seek to effect substantively identical restrictions as at issue in the prior lawsuit in state court. On May 29, 2015, the court granted Teladoc’s request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the federal court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the federal court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which appeal has not yet been filed. On January 14, 2016, the federal court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $12.6 million, or 16%, $10.0 million, or 23%, and  $2.3 million, or 12%, of Teladoc’s consolidated revenue during the year ended December 31, 2015, 2014 and 2013, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

In addition, during 2014, we voluntarily suspended our business operations in the States of Arkansas and Idaho in response to formal and informal communications among us, our affiliated physicians, and the respective boards of medicine in each state. In each state, the board of medicine took the position that our business model did not meet the state’s applicable legal requirements in order for our affiliated physicians to prescribe medications for our Members. In March 2015, Idaho Governor Otter signed the Idaho Telehealth Access Act, which redefined telehealth services in Idaho in a manner that allowed us to resume operations in Idaho in July 2015. In addition, in April 2015, Arkansas enacted its own Telemedicine Act allowing a telehealth provider to establish a relationship with a patient through an in‑person examination or through another manner adopted by rule of the Arkansas State Medical Board. We remain in active discussions with the relevant authorities in Arkansas to demonstrate the safety and benefits inherent to our business. Despite these discussions, we cannot guarantee that we will be able to resume operations in Arkansas.

It is possible that the laws and rules governing the practice of medicine in one or more states may change in a manner analogous to what occurred in Arkansas. If this were to happen, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in at least 42 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for Provider services through a services agreement with Teladoc Physicians, P.A., or Teladoc PA, which is a 100% physician‑owned independent entity that has agreements with several professional corporations, to contract with physicians and professional corporations that contract with physicians for the clinical and professional services provided to our Members. See “Business—Physicians and Healthcare Professionals” for a more detailed discussion of the Services Agreement. We do not own Teladoc PA or the professional corporations with which it contracts. Teladoc PA is owned by Dr. Timothy Howard, one of our Providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with Teladoc PA, or among Teladoc PA and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our Members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with Teladoc PA could have a material adverse effect on our business, financial condition and results of operations.

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

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer‑sponsored health insurance. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

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

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our Providers, vendors and Clients, our marketing activities and other aspects of our operations. Of particular importance are:

•

the federal physician self‑referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

•

the federal Anti‑Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

•

similar state law provisions pertaining to anti‑kickback, self‑referral and false claims issues, some of which may apply to items or services reimbursed by any third‑party payor, including commercial insurers;

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time‑ and resource‑consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $58.0 million, $17.0 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $130.5 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer and expand our applications of technology through which Members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all. See “—We may require additional capital to support business growth, and this capital may not be available to us on acceptable terms or at all.”

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

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Several of these changes require implementing regulations which have not yet been drafted or have been released only as proposed rules.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third‑party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

A significant portion of our revenue comes from a limited number of Clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the year ended December 31, 2015, 2014 and 2013,  no Client represented more than 10% of our total revenue. For the years ended December 31, 2015, 2014 and 2013, our top ten Clients by revenue accounted for 22.9%, 28.1% and 41.1% of our total revenue, respectively. We also rely on our reputation and recommendations from key Clients in order to promote our solution to potential new Clients. The loss of any of our key Clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new Clients. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non‑renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and Members.

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

Our success is dependent upon our continued ability to maintain a network of qualified Providers. If we are unable to recruit and retain board‑certified physicians and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, Providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our Clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with Providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost‑effective Provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our Clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next‑generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

A decline in the prevalence of employer‑sponsored healthcare or the emergence of new technologies may render our solution obsolete or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high‑deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our solution being less desirable or relevant.

For example, we currently derive the majority of our revenue from sales to Clients that purchase healthcare for their employees (either via insurance or self‑funded benefit plans). A large part of the demand for our solution depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Some experts have predicted that the PPACA will encourage employer‑sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state‑sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies or to individuals or government agencies. In such a case, our results of operations would be adversely affected.

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

If our new applications and services are not adopted by our Clients, or if we fail to innovate and develop new applications and services that are adopted by our Clients, our revenue and results of operations will be adversely affected.

To date, we have derived a substantial majority of our revenue from sales of our primary care telehealth solution, and our longer‑term results of operations and continued growth will depend on our ability successfully to develop and market new applications and services that our Clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high‑quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and Members do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose Clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients, appropriately timed with market opportunity or effectively brought to market.

We rely on data center providers, Internet infrastructure, bandwidth providers, third‑party computer hardware and software, other third parties and our own systems for providing services to our Clients and Members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with Clients, adversely affecting our brand and our business.

We serve all of our Clients and Members from two data centers, one located in Dallas, Texas and the other located in the Metro New York City area. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third‑party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our Clients and Members. Our third‑party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third‑party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third‑party service levels at our data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our Clients and Members’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to Clients for prepaid and unused subscriptions, subject us to potential liability or adversely affect Client renewal rates.

In addition, our ability to deliver our internet‑based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with Clients and Members. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, natural disasters and other force majeure events outside our control;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses, hacking, denial‑of‑service attacks and similar disruptive problems; and

•	other potential interruptions.

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Apple Computer and Microsoft Corporation, and routers and network equipment from Cisco and Hewlett‑Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

We exercise limited control over third‑party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third‑party technology and information services reduce our revenue, cause us to issue refunds to Clients for prepaid and unused subscription services, subject us to potential liability or adversely affect Client renewal rates. Although we maintain a $5.0 million security and privacy damages policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third‑party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non‑practicing entities, whose sole primary business is to assert such claims. On June 8, 2015, American Well Corporation filed a complaint against our company in the United States District Court for the District of Massachusetts alleging that certain of our operating platform’s technology infringes one of its patents that we are currently seeking to invalidate pursuant to a petition for inter partes review that we filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. Regardless of the merits of this or any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition or results of operations. We expect that we may receive in the future additional notices that claim we or our Clients using our solution have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

In addition, in most instances, we have agreed to indemnify our Clients against certain third‑party claims, which may include claims that our solution infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our Clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

Any future litigation against us could be costly and time‑consuming to defend.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three‑year period. Similar rules may apply under state tax laws. As of December 31, 2015, we have approximately $131.0 million of federal and state net operating loss carryforwards available to offset future taxable income which, if not utilized, will begin to expire in 2024. Our ability to utilize NOLs may be currently subject to limitations due to a prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

The Teladoc proprietary application platform provides our Members and Providers with the ability to, among other things, register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand) and conduct a visit (via video or phone). Proprietary software development is time‑consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solution does not function reliably or fails to achieve Client expectations in terms of performance, Clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain Clients.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2015, 2014 and 2013, our net cash used in operating activities was $47.2 million, $11.4 million and $6.1 million respectively. As of December 31, 2015, we had $55.1 million of cash and cash equivalents and $82.3 million of short-term investments, which are held for working capital purposes. As of December 31, 2015, we had borrowings of $23.7 million under our credit facilities and the ability to borrow up to an additional $5.5 million. Borrowings under our credit facilities are secured by substantially all of our properties, rights and assets. Additionally, the credit agreements governing our credit facilities contain certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends and transfer or dispose of assets as well as a financial covenant that requires us to maintain a specified level of recurring revenue growth. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our recurring revenue growth obligation, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of telehealth. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital‑raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets as well as into B2C markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information. These laws and regulations include HIPAA . HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

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

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive Client and Member data, including HIPAA‑regulated PHI. As a result, our reputation could be severely damaged, adversely affecting Client and Member confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to Clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third‑party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses in the amount of $5.0 million per claim, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of Client and Member information, and thus rely on third parties to manage functions that have material cyber‑security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle Client and Member information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third‑party security examinations. In addition, we periodically hire third‑party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of Client and Members’ proprietary and protected health information.

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

We also send SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class‑action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi‑million dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time‑consuming to defend.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, gross margin, net loss and cash flows, has varied and may vary significantly in the future, and period‑to‑period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

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

We are particularly subject to fluctuations in our quarterly results of operations because the costs associated with entering into Client contracts are generally incurred up front, while we generally recognize revenue over the term of the contract. Further, most of our revenue in any given quarter is derived from contracts entered into with our Clients during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solution, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, with the exception of the first quarter during peak benefits enrollment, as revenue from new Clients must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short‑term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 222 full‑time employees at December 31, 2014 to 595 full‑time employees at December 31, 2015. We have also increased our client and membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

Failure to effectively manage our growth could also lead us to over‑invest or under‑invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain Clients.

We incur significant upfront costs in our Client relationships, and if we are unable to maintain and grow these Client relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition and results of operations.

We derive most of our revenue from subscription access fees. Accordingly, our business model depends heavily on achieving economies of scale because our initial upfront investment is costly and the associated revenue is recognized on a ratable basis. We devote significant resources to establish relationships with our Clients and implement our solution and related services. This is particularly so in the case of large enterprises that, to date, have comprised a substantial majority of our client base and revenue and often request or require specific features or functions unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for both Clients and Members and persuade our Clients to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our Client acquisition costs could outpace our build‑up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand, of the subscription access fee model, our business, financial condition and results of operations could be materially adversely affected.

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

We enter into subscription access contracts with our Clients. These contracts generally have stated initial terms of one year. Most of our Clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include MDLIVE, Inc., American Well Corporation and Doctor on Demand, Inc. In addition, large, well‑financed health plans have in some cases developed their own telehealth tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

Our Clients and Members depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short‑term increases in Member demand for support services, particularly as we increase the size of our client and membership bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict Member demand for technical support services, and if Member demand increases significantly, we may be unable to provide satisfactory support services to our Members. Further, if we are unable to address Members’ needs in a timely fashion or further develop and enhance our solution, or if a Client or Member is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and Clients’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such Clients. These Clients may not renew their contracts, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our Client relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective Clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are at‑will employees and therefore they may terminate employment with us at any time with no advance notice. We maintain “key person” insurance in the amount of $4.0 million for Jason Gorevic, our Chief Executive Officer, but not for any of our other executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

In addition, in making employment decisions, particularly in high‑technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to develop widespread brand awareness cost‑effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost‑effective manner is critical to achieving widespread adoption of our solution and attracting new Clients. Our brand promotion activities may not generate Client awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain Clients necessary to realize a sufficient return on our brand‑building efforts or to achieve the widespread brand awareness that is critical for broad Client adoption of our solution.

Our marketing efforts depend significantly on our ability to receive positive references from our existing Clients.

Our marketing efforts depend significantly on our ability to call upon our current Clients to provide positive references to new, potential Clients. Given our limited number of long‑term Clients, the loss or dissatisfaction of any Client could substantially harm our brand and reputation, inhibit widespread adoption of our solution and impair our ability to attract new Clients and maintain existing Clients. Any of these consequences could lower our annual net dollar retention rate and have a material adverse effect on our business, financial condition and results of operations.

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

General worldwide economic conditions have experienced significant downturns during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our Clients and us to accurately forecast and plan future business activities. During challenging economic times, our Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our Clients to pay for the applications and services they already have purchased from us and, as a result, our write‑offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

The estimates of market opportunity and forecasts of market growth included in this Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of the telehealth market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Natural or man‑made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices may be harmed or rendered inoperable by natural or man‑made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain a $7.2 million insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man‑made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

In connection with our December 31, 2015 and 2014 audits, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness pertains to the breadth of our internal accounting team. Specifically, we do not have a sufficient number of accounting personnel to effectively design and operate proper internal controls over financial reporting. We are working to remediate the material weakness. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the continued hiring of additional accounting personnel. In addition, we are in the process of documenting and assessing our internal controls over financial reporting and once complete, we will test these controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take to fully remediate the material weakness. If our remedial measures are insufficient to address the material weakness, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect the results of our management evaluations and, when required, annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes‑Oxley Act. In addition, if we are unable to successfully remediate the material weakness and if we are unable to produce accurate and timely financial statements or we are required to restate our financial results, our common stock price may be adversely affected and we may be unable to maintain compliance with the NYSE listing requirements.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease approximately 16,000 square feet of office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2018.  In 2015 we executed a lease for approximately 73,000 square feet of office space near Dallas, Texas for our physician network operations center and administrative purposes. The lease has a ten-year initial term and provides for two five-year extensions. We also lease additional operational facilities elsewhere in the United States. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 18, “Legal Matters”, to our audited consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Common Stock in July 2015. Our Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “TDOC” on July 1, 2015. The high and low prices of our Common Stock for each quarterly period during the last fiscal year are as follows:

	High	Low
2015
Third quarter	$34.82	$20.53
Fourth quarter	$22.81	$15.61

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from our previously announced guidance or from analysts’ estimates or opinions;

•	changes in analysts’ or financial commentators’ earnings estimates, ratings or opinions;

•	changes in financial guidance or other forward-looking information;

•	new products, services or pricing policies introduced by us or our competitors;

•	acquisitions by us or our competitors;

•	developments in existing customer relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock;

•	changes in general business or regulatory conditions affecting the healthcare, information technology or Internet industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of our Common Stock and of the stock of other healthcare technology companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 29, 2016, there were 139 shareholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this report.

Performance Graph

The following graph compares the cumulative total stockholder return on Teladoc Common Stock with the comparable cumulative return of the Russell 2000 composite index over the period of time covered in the graph. The graph assumes that $100 was invested in Teladoc Common Stock and in each index on July 1, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

Item 6.Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	$77,384	$43,528	$19,906
Cost of revenue	21,041	9,929	4,186
Gross profit	56,343	33,599	15,720
Operating expenses:
Advertising and marketing	20,236	7,662	4,090
Sales	17,976	11,571	4,441
Technology and development	14,210	7,573	3,532
General and administrative	54,843	19,623	8,772
Total operating expenses	107,265	46,429	20,835
EBITDA(1)	(50,922)	(12,830)	(5,115)
Depreciation and amortization	4,863	2,320	754
Loss from operations	(55,785)	(15,150)	(5,869)
Interest income (expense), net	(2,199)	(1,499)	(56)

Net loss before taxes	(57,984)	(16,649)	(5,925)
Income tax provision	36	388	94

Net loss	$(58,020)	$(17,037)	$(6,019)
Net loss per share, basic and diluted	$(2.91)	$(10.25)	$(8.05)
Weighted-average shares used to compute basic and diluted net loss per share	19,917,348	1,962,845	1,222,268

	As of December 31,
	2015	2014	2013
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$55,066	$46,436	$3,212
Working capital	133,592	44,175	1,653
Total assets	229,737	91,839	27,355
Convertible preferred stock	—	117,914	71,655
Redeemable common stock	—	2,852	2,852
Stockholders’ equity (deficit)	178,564	(67,535)	(55,452)

(1)

EBITDA consists of net loss before interest, taxes, depreciation and amortization. See additional information regarding EBITDA and Adjusted EBITDA under the Consolidated Resutls of Operations section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Many statements made in this Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward‑ looking statements and should be evaluated as such. Forward‑looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”,“suggests”,“targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward‑looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Form 10-K Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We base these forward‑looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward‑looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward‑looking statements or projections. Although we believe that these forward‑looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward‑looking statements and projections. Factors that may materially affect such forward‑looking statements and projections include, but are not limited to the following:

•	ongoing legal challenges to or new state actions against our business model;

•	our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	our ability to operate in the heavily regulated healthcare industry;

•	our history of net losses and accumulated deficit;

•	the impact of recent healthcare reform legislation and other changes in the healthcare industry;

•	risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	our ability to establish and maintain strategic relationships with third parties;

•	our ability to recruit and retain a network of qualified Providers;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	rapid technological change in the telehealth market;

•	risks associated with a material weakness that has been identified;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Form 10-K; and

•	other factors beyond our control.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward‑looking statements made in this Form 10-K in the context of these risks and uncertainties.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements other than statements of historical fact are, or may be, forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimate, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”,“suggests”,“targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of important factors, see Part I, Item IA, “Risk Factors” on our Form 10-K for the year ended December 31, 2015 and our other filings with the SEC.

“The risk factors discussed in Part I, Item IA, “Risk Factors,” and other risks identified in this Annual Report on Form 10-K could cause our actual results to differ materially from those expressed in forward-looking statements.  There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.”

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 3,000 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 13 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year, at a cost from $40 per visit. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 576,000 telehealth visits, 300,000 telehealth visits and 127,000 telehealth visits for the year in 2015, 2014 and 2013, respectively. Membership increased by approximately 4.1 million members and 1.9 million members from December 31, 2014 through December 31, 2015 and from December 31, 2013 through December 31, 2014, respectively.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans and consumers (our “Clients”) purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals (our “Providers”) have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which has exceeded 95% over the last seven years. We further believe any consumer, employer or health plan or practitioner interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

In July 2015, we successfully closed on our IPO in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. We received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million. On July 7, 2015, all of the Company’s then-

outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $77.4 million,  $43.5 million and $19.9 million in revenue for the years ended December 31, 2015, 2014 and 2013, respectively, representing 78% and 119% year-over-year growth, respectively. We had net losses of $58.0 million,  $17.0 million and $6.0 million for the years ended December 31, 2015,  2014 and 2013, respectively. For the year ended December 31, 2015, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed four acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On June 17, 2015, we completed our acquisition of Stat Health Services Inc. (“StatDoc”) for aggregate consideration of $30.1 million, comprised of $13.3 million of cash and $16.8 million of our common stock (or 1,051,033 shares), net of cash acquired. StatDoc is a telemedicine provider, focused on managed care, health system and self-insured clients.

In January 2015, we completed the acquisition of Compile, Inc. d/b/a BetterHelp (“BetterHelp”), a provider of direct-to-consumer, behavioral health services, for $3.3 million net of cash acquired, and a $1.0 million promissory note and we have agreed to make annual payments to the sellers equal to a percentage of the total net revenue generated by the BetterHelp business for each of the next four years. This acquisition helps us broaden our service into the direct-to-consumer and behavioral health sector.

In May 2014, we acquired AmeriDoc, LLC (“AmeriDoc”) for $17.2 million, net of cash acquired. In August 2013, we acquired Consult A Doctor (“CADR”) for $16.6 million, net of cash acquired. Both of these acquired businesses specialized in providing telehealth solutions to small- and medium-sized businesses through broker distribution channels. These acquisitions added new distribution opportunities that we believe are an important element of our growth strategy.

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member‘s experiences. Membership increased by approximately 4.1 million members from December 31, 2014 through December 31, 2015.

Number of Visits.  We also realize revenue in connection with the completion of a visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate is a key objective in order for our Clients to realize tangible healthcare savings with our service.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year.  Conversely, the second quarter of the year has historically been the period of lowest utilization of our Provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

Components of Results of Operations

Revenue

We generate in excess of 80% of our revenue from our Clients who purchase access to our professional Provider network for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee and for the majority of our contracts, a visit fee for each completed visit, which is either paid to us by the Client, the Member or both parties. Accordingly, we generate subscription access revenue from our subscription access fees and visit revenue from our visit fees.

Subscription access revenue accounted for approximately 82%, 85% and 83% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Although the we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

During the year ended December 31, 2015, substantially all of our revenue was generated by Clients located in the United States. During the year ended 2014 and 2013, all of our revenue was generated by clients located in the United States. No Client represented over 10% of accounts receivable for the years ended December 31, 2015 and 2014 or revenues for the years ended December 31, 2015, 2014 and 2013.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our call center activities and insurance, which includes coverage for medical malpractice claims. Cost of revenue is driven primarily by the number of visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to grow our headcount to build our Provider network operations center and to enhance our sales and technology capabilities and support business growth, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

Gross Profit

Our gross profit is our total revenue minus our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including the fees we charge our Clients, the number of visits we complete and the costs of running our Provider network operations center. We expect our annual gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

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

We expect our sales expenses to increase as we strategically invest to expand our business. We expect to hire additional sales personnel and related account management and sales support personnel to capture an increasing amount of our market opportunity. As we scale our sales and related account management and sales support personnel in the short- to medium-term, we expect these expenses to increase. We will continue to invest in sales by hiring additional sales and account management and sales support personnel.

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

We expect our general and administrative expenses to increase for the foreseeable future due to costs that we incur as a new public company, as well as other costs associated with continuing to grow our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.

Interest Income (Expense), Net

Interest income (expense), net consists of interest activity associated with our bank, other debt and short-term investments.

Income Tax Provision

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and net operating losses (“NOLs”). Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between treatment of the goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at December 31, 2015 and December 31, 2014, due to the uncertainty surrounding the future realization of such assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the dollar and percentage change between the respective periods:

	Year Ended December 31,
	2015			2014			2013
	$	Variance	%(a)	$	Variance	%(a)	$
Revenue	$77,384	$33,856	78%	$43,528	$23,622	119%	$19,906
Cost of revenue	21,041	11,112	112%	9,929	5,743	137%	4,186
Gross profit	56,343	22,744	68%	33,599	17,879	114%	15,720
Operating expenses:
Advertising and marketing	20,236	12,574	164%	7,662	3,572	87%	4,090
Sales	17,976	6,405	55%	11,571	7,130	161%	4,441
Technology and development	14,210	6,637	88%	7,573	4,041	114%	3,532
General and administrative	54,843	35,220	179%	19,623	10,851	124%	8,772
Total operating expenses	107,265	60,836	131%	46,429	25,594	123%	20,835
EBITDA	(50,922)	(38,092)	297%	(12,830)	(7,715)	151%	(5,115)
Depreciation and amortization	4,863	2,543	110%	2,320	1,566	208%	754
Loss from operations	(55,785)	(40,635)	268%	(15,150)	(9,281)	158%	(5,869)
Interest income (expense), net	(2,199)	(700)	47%	(1,499)	(1,443)	2558%	(56)

Net loss before taxes	(57,984)	(41,335)	248%	(16,649)	(10,724)	181%	(5,925)
Income tax provision	36	(352)	-91%	388	294	313%	94

Net loss	$(58,020)	$(40,983)	241%	$(17,037)	$(11,018)	183%	$(6,019)

Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(58,020)	$(17,037)	$(6,019)
Add (deduct):
Interest (income) expense, net	2,199	1,499	56
Provision for income taxes	36	388	94
Depreciation expense	1,133	335	186
Amortization expense	3,730	1,985	568
EBITDA	(50,922)	(12,830)	(5,115)
Stock-based compensation	3,075	533	298
Adjusted EBITDA(1)	$(47,847)	$(12,297)	$(4,817)

(1)	Adjusted EBITDA

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use the following additional non-U.S. GAAP financial measures to clarify and enhance an understanding of past performance: Adjusted EBITDA. We believe that the presentation of this financial measure enhances an investor’s understanding of our financial performance. We further believe that this financial measure is a useful financial metric to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

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

Adjusted EBITDA has an important limitation as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

Adjusted EBITDA:

•	does not reflect the significant interest expense on our debt; and

•	does not reflect the significant non cash stock compensation expense which should be viewed as a component of recurring operating costs; and

•	eliminates the impact of income taxes on our results of operations; and

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

Consolidated Results of Operations Discussion

We completed our acquisitions of Gateway on July 31, 2015, StatDoc on June 17, 2015, BetterHelp on January 23, 2015, AmeriDoc on May 1, 2014 and CADR on August 29, 2013. The results of operations of CADR, AmeriDoc, BetterHelp, StatDoc and Gateway have been included in our audited consolidated financial statements from their respective acquisition dates.

Revenue.  Total revenue was $77.4 million for the year ended December 31, 2015, compared to $43.5 million during the year ended December 31, 2014, an increase of $33.9 million, or 78%. The increase in revenue was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, as the number of Members increased by 51% from December 31, 2014 to December 31, 2015. We experienced 575,689 visits, representing $14.1 million of visit fees for the year ended December 31, 2015, compared to 298,833 visits, representing $6.5 million of visit fees during the year ended December 31, 2014, an increase of $7.6 million, or 116%.

Total revenue was $43.5 million for the year ended December 31, 2014, compared to $19.9 million during the year ended December 31, 2013, an increase of $23.6 million, or 119%. The increase in revenue was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new Clients, as the number of Members increased by 31% from December 31, 2013 to December 31, 2014. We also experienced 298,833 visits, representing $6.5 million of visit fees for the year ended December 31, 2014, compared to 127,107 visits, representing $3.3 million of visit fees during the year ended December 31, 2013, an increase of $3.2 million, or 97%.

Cost of Revenue.  Cost of revenue was $21.0 million for the year ended December 31, 2015 compared to $9.9 million for the year ended December 31, 2014, an increase of $11.1 million, or 112%. The increase was primarily due to increased telehealth visits resulting in increased provider fees, increased medical malpractice insurance costs, increased call center costs, and hiring of additional personnel to manage our physician network operations.

Cost of revenue was $9.9 million for the year ended December 31, 2014 compared to $4.2 million for the year ended December 31, 2013, an increase of $5.7 million, or 137%. The increase was primarily due to increased costs associated with our third‑party call center and hiring of additional personnel to manage our physician network operations and increased provider fees and insurance costs.

Gross Profit.  Gross profit was $56.3 million, or 73% as a percentage of revenue, for the year ended December 31, 2015 compared to $33.6 million, or 77%, as a percentage of revenue, for the year ended December 31, 2014, an increase of $22.7 million, or 68%. The increase is the result of the aforementioned revenue and cost of revenue growth. Additionally, increased visit volume, resulting in greater mix of visit revenue to total revenue and their associated costs negatively impacted gross profit as a percentage of revenue for the year ended December 31, 2015.

Gross profit was $33.6 million, or 77% as a percentage of revenue, for the year ended December 31, 2014 compared to $15.7 million, or 79%, as a percentage of revenue, for the year ended December 31, 2013, an increase of $17.9 million, or 114%. This increase was primarily due to revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $20.2 million for the year ended December 31, 2015 compared to $7.7 million for the year ended December 31, 2014, an increase of $12.5 million, or 164%. This increase primarily consisted of increased member engagement initiatives, sponsorship of professional organizations and trade shows of $11.2 million, increased staffing of $1.1 million and other expenses of $0.2 million.

Advertising and marketing expenses were $7.7 million for the year ended December 31, 2014 compared to $4.1 million for the year ended December 31, 2013, an increase of $3.6 million, or 87%. This increase primarily consisted of increased independent research initiatives, sponsorship of professional organizations and trade shows of $1.7 million, increased staffing of $0.6 million and other expenses of $1.3 million.

Sales Expenses.  Sales expenses were $18.0 million for the year ended December 31, 2015 compared to $11.6 million for the year ended December 31, 2014, an increase of $6.4 million, or 55%. This increase primarily consisted of increased staffing and sales commissions of $5.1 million, increased travel and entertainment expenses of $0.7 million and an increase to other sales expenses of $0.6 million.

Sales expenses were $11.6 million for the year ended December 31, 2014 compared to $4.4 million for the year ended December 31, 2013, an increase of $7.1 million, or 161%. This increase primarily consisted of increased staffing and sales commissions of $6.2 million, increased travel and entertainment expenses of $0.4 million and an increase to other sales expenses of $0.5 million.

Technology and Development Expenses.  Technology and development expenses were $14.2 million for the year ended December 31, 2015 compared to $7.6 million for the year ended December 31, 2014, an increase of $6.6 million, or 88%. This increase resulted primarily from hiring additional personnel totaling $6.5 million, increase in other expenses of $0.4 million and offset by a reduction in technology and development expense of $0.3 million.

Technology and development expenses were $7.6 million for the year ended December 31, 2014 compared to $3.5 million for the year ended December 31, 2013, an increase of $4.0 million, or 114%. This increase resulted primarily from hiring additional personnel totaling $2.3 million, professional fees of $1.3 million related to the ongoing project to improve and optimize our technology platform and other expenses of $0.4 million.

General and Administrative Expenses.  General and administrative expenses were $54.8 million for the year ended December 31, 2015 compared to $19.6 million for the year ended December 31, 2015, an increase of $35.2 million, or 179%. This increase was driven in part by an increase in employee-related expenses of approximately $13.9 million as a result of growth in full time employee headcount to 595 at December 31, 2015 as compared to 222 at December 31, 2014, and was primarily due to the establishment of our call center during 2015. Additionally, professional fees, principally legal, increased by $12.8 million for the year ended December 31, 2015 as compared to December 31, 2014. Severance costs, impairment to capitalized software development costs, new office lease costs including costs associated with abandoned facilities and bad debt expenses, increased to $14.1 million for the year ended December 31, 2015 from $5.6 million for the year ended December 31, 2014, an increase of $8.5 million.

General and administrative expenses were $19.6 million for the year ended December 31, 2014 compared to $8.8 million for the year ended December 31, 2013, an increase of $10.9 million, or 124%. This increase was driven primarily by an increase in employee‑related expenses of approximately $3.9 million as a result of growth in total employee headcount from 222 at December 31, 2014 as compared to 95 at December 31, 2013. Additionally, costs incurred in our physician network operations for Member service increased by $2.1 million and professional fees increased by $2.6 million for the year ended December 31, 2014 as compared to December 31, 2013. Other expenses, which include office‑related charges and bad debt expenses, increased from $2.0 million at December 31, 2013 to $4.3 million at December 31, 2014, an increase of $2.2 million, and were incurred to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $4.9 million for the year ended December 31, 2015 compared to $2.3 million for the year ended December 31, 2014, an increase of $2.6 million, or 110%. This increase was due to additional amortization expenses primarily related to acquisition-related intangible assets that grew from $10.1 million at December 31, 2014 to $20.9 million at December 31, 2015 and an increase in depreciation expense on an increased base of depreciable fixed assets that grew from $2.3 million at December 31, 2014 to $7.5 million at December 31, 2015.

Depreciation and amortization was $2.3 million for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013, an increase of $1.6 million, or 208%. This increase was primarily due to amortization expense of acquisition‑related intangible assets of $1.2 million, an increase in amortization expense of capitalized software of $0.2 million and an increase of $0.2 million of depreciation expense on an increased base of fixed assets that grew from $1.3 million at December 31, 2013 to $2.3 million at December 31, 2014.

Interest Income (Expense), Net.  Interest income (expense), net consists of interest costs associated with our bank and other debt and interest income from short-term investments in marketable securities. Interest income (expense), net was $(2.2) million and $(1.5) million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense reflects higher outstanding debt offset by interest income from our IPO proceeds.

Interest income (expense), net was approximately $(1.5) million and $(0.1) million for the years ended December 31, 2014 and 2013, respectively. Interest expense consists of interest costs associated with our bank and other debt. The increase in interest expense of $1.4 million reflects higher outstanding debt.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Year Ended
	December 31,
	2015	2014	2013
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(47,181)	$(11,359)	$(6,053)
Net cash used in investing activities	(108,203)	(15,578)	(17,756)
Net cash provided by financing activities	164,014	70,161	18,327
Total	$8,630	$43,224	$(5,482)

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

Our principal sources of liquidity were cash and cash equivalents totaling $55.1 million as of December 31, 2015, which were held for working capital purposes. In addition, we have $82.3 million of short-term investments in marketable securities. Our cash and cash equivalents and short term investments are comprised of money market funds and marketable securities.

Cash Used in Operating Activities

For the year ended December 31, 2015, cash used in operating activities was $47.2 million. The negative cash flows resulted primarily from our net loss of $58.0 million, partially offset by depreciation and amortization of $4.9 million, allowance for doubtful accounts of $2.0 million, stock-based compensation of $3.1 million, accretion of interest of $0.5 million, and impairment in long lived assets of $0.8 million. These items are offset by the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $0.7 million, all of which was the result of growth of the business.

For the year ended December 31, 2014, cash used in operating activities was $11.4 million. The cash used primarily related to our net loss of $17.0 million, partially offset by depreciation and amortization of $2.3 million, allowance for doubtful accounts of $1.3 million, deferred income taxes of $0.4 million, and stock-based compensation of $0.5 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $1.0 million, all of which was due to year-over-year growth.

For the year ended December 31, 2013, cash used in operating activities was $6.1 million. The cash used primarily related to our net loss of $6.0 million, partially offset by depreciation and amortization of $0.8 million, allowance for doubtful accounts of $0.5 million, deferred income taxes of $0.1 million and stock‑based compensation of $0.3 million. These items are offset by the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $1.8 million, all of which was due to year‑over‑year growth.

The increase in cash used in operating activities was primarily the result of additional headcount, increased marketing expenses, costs incurred to improve and optimize our technology platform, increases in our physician network operations, increased legal fees and office-related charges to support the growth of our business.

Cash Used in Investing Activities

Cash used in investing activities was $108.2 million for the year ended December 31, 2015. Cash used in investing activities consisted of the acquisitions of BetterHelp, StatDoc and Gateway which required payments of $3.3 million, $12.9 million and $1.5 million net of cash acquired, respectively, purchases of short-term marketable securities of $82.6 million, net of sales, the purchase of property and equipment totaling $6.3 million and investments in internally developed capitalized software of $1.5 million.

Cash used in investing activities was $15.6 million for the year ended December 31, 2014. Cash used in investing activities consisted of the acquisition of AmeriDoc, which required cash payments of $13.8 million, and of purchases of property and equipment totaling $1.1 million and investments in internally developed capitalized software of $0.7 million.

Cash used in investing activities of $17.8 million for the year ended December 31, 2013 was principally due to our acquisition of Consult A Doctor, which required initial cash payments of $16.5 million, the purchase of property and equipment totaling $0.2 million and investments in internally developed capitalized software of $1.1 million.

Cash Provided by Financing Activities

Historically, our primary financing activities have consisted of private sales of preferred stock and bank and other borrowings. In July 2015, we generated cash proceeds from our IPO.

Cash provided by financing activities for the year ended December 31, 2015 was $164.0 million. Cash provided by financing activities consisted of $163.1 million of net cash proceeds from our IPO, an additional $6.8 million borrowed under the Revolving Advance facility and $0.4 million of proceeds from the exercise of employee stock options. Cash used in financing activities consisted of the repayment of $6.3 million under the Revolving Advance Facility (see below) and the Amended and Restated Subordinated Promissory Note.

Cash provided by financing activities was $70.2 million for the year ended December 31, 2014. Cash provided by financing activities was primarily attributable to the issuance of preferred stock of $50.1 million, $19.7 million borrowed under the Revolving Advance facility, Term Loan facility and Mezzanine Term Loans, $0.7 million of proceeds from the exercise of employee stock options and offset by repurchased of $0.3 million of our preferred and common stock.

Cash provided by financing activities of $18.3 million for the year ended December 31, 2013 was primarily attributable to the issuance of preferred stock of $14.8 million and $0.6 million of proceeds from the exercise of employee stock options. During this period, we also borrowed $3.0 million from a bank and repurchased $0.1 million of preferred stock.

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

Indebtedness

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Revolving Advance Facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provides for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $6.5 million and $4.7 million at December 31, 2015 and 2014, respectively. The Revolving Advance Facility carries interest at a rate of 0.75% above the prime rate per annum and was to mature in April 2016. The Company entered into an amendment to the Revolving Advance Facility in March 2015 that extended its maturity to April 2017. Interest payments are payable monthly in arrears. In May 2015, the Company increased the borrowings to $11.5 million. On July 15, 2015, the Company reduced its indebtedness under the Revolving Advance Facility with a $5.0 million principal repayment.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of December 31, 2015 and 2014, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a  Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Term Loan was completed in September 2014. The Mezzanine Term Loan carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were immediately exercisable and had a 10‑year term. See Note 14, “Common Stock and Stockholders’ Equity (Deficit)”, for more information. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business. The Amended and Restated Loan and Security Agreement with SVB and the Subordinated Loan and Security Agreement are collectively referred to as the “SVB Facilities.”

In July 2015, the Company issued an aggregate of 59,281 shares of common stock from the cashless exercise of 65,620 warrants at an exercise price of $2.95 per share for one of the affiliates. In  December 2015, the Company issued an aggregate of 54,830 shares of common stock from the cashless exercise of 65,619 warrants at an exercise price of $2.95 per share for another affiliates. The Company did not receive any proceeds from these two cashless exercise.

The Company incurred approximately $0.3 million of loan origination costs in connection with the SVB Facilities and amortized approximately $0.1 million of these costs during both years ended December 31, 2015 and 2014.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate at 7.00% commencing on January 1, 2016 and extended the maturity of the Promissory Note to April 30, 2018 with a seller put option at April 30, 2017. The Company repaid $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2015.

The Company was in compliance with all debt covenants at December 31, 2015 and 2014.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2015:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating leases	$10,342	$1,682	$2,290	$1,832	$4,538
Obligations under SVB Facilities and AmeriDoc Promissory Note	26,667	1,250	25,000	417	—
Interest associated with long-term debt	2,911	1,948	960	3	—
Total	$39,920	$4,880	$28,250	$2,252	$4,538

Our existing office and hosting co-location facilities lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised the office and hosting co-location facilities lease options. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. For abandoned facilities, the above contractual obligation schedule does not reflect any realized or potential sublease revenue.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently evaluating the transition method that will be elected and the potential effect of the revised guidance will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the potential impact of this guidance on our financial disclosures and results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on our financial disclosures and results.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2016 and is required to be applied retrospectively. Early adoption is permitted. We have early adopted ASU 2015-03 which resulted in $0.1 million and $0.2 million balance sheet reclassification as of December 31, 2015 and 2014, respectively.

In September 2015, the FASB issued ASU 2015-16,  Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted.  We have early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior periods have been retrospectively adjusted. As a result of the adoption of ASU 2015-17, we made a $12,000 reclassification between current deferred tax assets and noncurrent deferred tax liabilities in the 2014 balance sheet.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements

Consolidated Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2015 and 2014:

(in thousands, except share and per share data)	1Q14	2Q14	3Q14	4Q14	1Q15	2Q15	3Q15	4Q15

Revenue	$9,407	$10,289	$10,905	$12,927	$16,488	$18,283	$19,973	$22,640
Cost of revenue	1,982	2,027	2,151	3,769	5,281	4,793	4,488	6,479
Gross profit	7,425	8,262	8,754	9,158	11,207	13,490	15,485	16,161
Operating expenses:
Advertising and marketing	2,518	1,436	1,984	1,724	4,341	4,730	5,284	5,881
Sales	2,145	3,033	3,263	3,130	3,682	4,397	5,111	4,786
Technology and development	1,192	2,064	1,960	2,357	2,906	3,203	3,941	4,160
General and administrative	3,344	4,033	4,754	7,492	11,968	16,488	12,253	14,134
Total operating expenses	9,199	10,566	11,961	14,703	22,897	28,818	26,589	28,961
EBITDA	(1,774)	(2,304)	(3,207)	(5,545)	(11,690)	(15,328)	(11,104)	(12,800)
Depreciation and amortization	414	554	650	702	903	923	1,491	1,546
Loss from operations	(2,188)	(2,858)	(3,857)	(6,247)	(12,593)	(16,251)	(12,595)	(14,346)
Interest income (expense), net	(54)	(349)	(510)	(586)	(568)	(642)	(489)	(500)

Net loss before taxes	(2,242)	(3,207)	(4,367)	(6,833)	(13,161)	(16,893)	(13,084)	(14,846)
Income tax provision	72	(7)	162	161	(458)	171	162	161

Net loss	(2,314)	(3,200)	(4,529)	(6,994)	(12,703)	(17,064)	(13,246)	(15,007)
GAAP Net Loss per Share	$(2.35)	$(2.15)	$(2.68)	$(3.25)	$(5.87)	$(7.20)	$(0.37)	$(0.39)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	1,423,732	1,974,697	2,060,075	2,150,228	2,162,413	2,370,113	36,099,556	38,460,363

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan Facility and Revolving Advance Facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan Facility and Revolving Advance Facility as of December 31, 2015, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $41,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of December 31, 2015. This conclusion is due to the following material weakness in our internal control over financial reporting.

In connection with our 2015 and 2014 audits, management identified a material weakness in our internal control over financial reporting relating to the breadth of our internal accounting team. Specifically, we did not have a sufficient number of accounting personnel to effectively design and operate proper internal controls over financial reporting. We are taking steps to remediate this material weakness, which has included expanding our internal accounting team with additional qualified personnel. In addition, we are in the process of documenting and assessing our internal controls over financial reporting and once complete, we will test these controls. We anticipate that we will remediate this material weakness during 2016.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Directors and Executive Officers” and “Corporate Governance” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Services and Fees of Ernst & Young,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Form 10-K, and is incorporated herein by reference.

(a)         (1)         The Registrant’s financial statements together with a separate table of contents are annexed hereto

(2)	Financial Statement Schedules are listed in the separate table of contents annexed hereto.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable:

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2015	$1,785	$1,962	$(1,935)	$—	$1,812
Fiscal Year Ended December 31, 2014	$728	$1,351	$(294)	$—	$1,785
Fiscal Year Ended December 31, 2013	$119	$611	$(2)	$—	$728

Income Taxes Valuation Allowance:

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2015	$22,358	$22,094	$—	$2,025	$46,477
Fiscal Year Ended December 31, 2014	$15,742	$6,668	$—	$(52)	$22,358
Fiscal Year Ended December 31, 2013	$13,261	$2,277	$—	$204	$15,742

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)         Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 001-37477.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC, INC.

Date: March 3, 2016	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: March 3, 2016	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President and Chief Financial Officer

Date: March 3, 2016	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr.
	Title:	Chairman

Date: March 3, 2016	By:	/s/ MARTIN R. FELSENTHAL
	Name:	Martin R. Felsenthal
	Title:	Director

Date: March 3, 2016	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: March 3, 2016	By:	/s/ MICHAEL GOLDSTEIN
	Name:	Michael Goldstein
	Title:	Director

Date: March 3, 2016	By:	/s/ THOMAS MAWHINNEY
	Name:	Thomas Mawhinney
	Title:	Director

Date: March 3, 2016	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: March 3, 2016	By:	/s/ DANA G. MEAD, JR.
	Name:	Dana G. Mead, Jr.
	Title:	Director

Date: March 3, 2016	By:	/s/ ARNEEK MULTANI
	Name:	Arneek Multani
	Title:	Director

Date: March 3, 2016	By:	/s/ JAMES OUTLAND
	Name:	James Outland
	Title:	Director

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program.	10-Q	001-37477	10.7	8/12/15

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15
21.1	Subsidiaries of the Registrant.	S-1/A			7/01/15
23.1	Consents of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

*Filed herewith.

**Furnished herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
1. Audited Consolidated Financial Statements of Teladoc, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Loss	F-5
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Audited Consolidated Financial Statements	F-8
2. Supplemental Financial Data: The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form-10K are listed below: Schedule II – Valuation and Qualifying Accounts	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Teladoc, Inc.

We have audited the accompanying consolidated balance sheets of Teladoc, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teladoc, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 3, 2016

TELADOC, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$55,066	$46,436
Short-term investments	82,282	—
Accounts receivable, net of allowance of $1,812 and $1,785, respectively	12,134	6,839
Due from officer	—	253
Prepaid expenses and other current assets	2,096	966
Total current assets	151,578	54,494
Property and equipment, net	6,259	1,065
Goodwill	56,342	28,454
Intangible assets, net	15,265	7,530
Other assets	293	296
Total assets	$229,737	$91,839
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,213	$2,210
Accrued expenses and other current liabilities	8,197	3,918
Accrued compensation	6,326	3,358
Long-term bank and other debt-current portion	1,250	833
Total current liabilities	17,986	10,319
Other liabilities	6,775	2,767
Deferred taxes	1,185	482
Long term bank and other debt, net	25,227	25,040
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 50,479,286 shares authorized as of December 31, 2015 and 2014; no shares issued and outstanding as of December 31, 2015 and 50,452,939 shares issued and outstanding as of December 31, 2014; liquidation preference of $117,914 as of December 31, 2014	—	117,914
Redeemable common stock, $0.001 par value; no shares issued or outstanding as of December 31, 2015 and 113,294 shares issued and outstanding as of December 31, 2014	—	2,852
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized as of December 31, 2015 and 2014; 38,524,922 shares and 2,037,999 shares issued and outstanding as of December 31, 2015 and 2014, respectively	38	2
Additional paid-in capital	309,078	4,953
Accumulated deficit	(130,510)	(72,490)
Accumulated other comprehensive loss	(42)	—
Total stockholders’ equity (deficit)	178,564	(67,535)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$229,737	$91,839

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$77,384	$43,528	$19,906
Cost of revenue	21,041	9,929	4,186
Gross profit	56,343	33,599	15,720
Operating expenses:
Advertising and marketing	20,236	7,662	4,090
Sales	17,976	11,571	4,441
Technology and development	14,210	7,573	3,532
General and administrative	54,843	19,623	8,772
Depreciation and amortization	4,863	2,320	754
Loss from operations	(55,785)	(15,150)	(5,869)
Interest income (expense), net	(2,199)	(1,499)	(56)
Net loss before taxes	(57,984)	(16,649)	(5,925)
Income tax provision	36	388	94
Net loss	$(58,020)	$(17,037)	$(6,019)
Net loss per share, basic and diluted	$(2.91)	$(10.25)	$(8.05)

Weighted-average shares used to compute basic and diluted net loss per share	19,917,348	1,962,845	1,222,268

Pro forma net loss per share, basic and diluted (unaudited)	$(1.53)

Weighted-average shares used to compute basic and diluted pro forma net loss per share (unaudited)	37,817,061

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(58,020)	$(17,037)	$(6,019)
Other comprehensive loss, net of tax
Net change in unrealized losses on available-for-sale securities	(42)	—	—
Other comprehensive loss, net of tax	(42)	—	—

Comprehensive loss	$(58,062)	$(17,037)	$(6,019)

See accompanying notes to audited consolidated financial statements

TELADOC, INC.

Consolidated Statements of Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(in thousands, except share data)

									Accumulated
	Convertible		Redeemable				Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance as of January 1, 2013	31,371,102	$53,130	113,294	$2,852	565,162	$1	$—	$(46,534)	$—	$(46,533)
Issuance of Series E preferred stock, net of issuance costs	6,227,169	14,803	—	—	—	—	—	—	—	—
Accretion of Seried E preferred stock to redemption amount	—	197	—	—	—	—	(197)	—	—	(197)
Repurchase of convertible preferred stock	(7,985)	(99)	—	—	—	—	28	—	—	28
Exercise of stock options	—	—	—	—	737,597	—	595	—	—	595
Preferred dividend	—	3,624	—	—	—	—	(724)	(2,900)	—	(3,624)
Stock-based compensation	—	—	—	—	—	—	298	—	—	298
Net loss	—	—	—	—	—	—	—	(6,019)	—	(6,019)
Balance as of December 31, 2013	37,590,286	71,655	113,294	2,852	1,302,759	1	—	(55,453)	—	(55,452)
Issuance of Series F preferred stock, net of issuance costs	11,329,068	50,082	—	—	—	—	—	—	—	—
Accretion of Seried F preferred stock to redemption amount	—	168	—	—	—	—	(168)	—	—	(168)
Preferred dividend	—	2,920	—	—	—	—	(2,920)	—	—	(2,920)
Preferred dividends retired and converted to Series F preferred stock	1,553,917	(6,892)	—	—	—	—	6,892	—	—	6,892
Warrants issued	—	—	—	—	—	—	219	—	—	219
Repurchase of convertible preferred and common stock	(20,332)	(19)	—	—	(50,834)	—	(349)	—	—	(349)
Exercise of stock options	—	—	—	—	786,074	1	746	—	—	747
Stock-based compensation	—	—	—	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	—	—	(17,037)	—	(17,037)
Balance as of December 31, 2014	50,452,939	117,914	113,294	2,852	2,037,999	2	4,953	(72,490)	—	(67,535)
Exercise of stock options	—	—	—	—	270,545	—	428	—	—	428
Exercise of warrants	—	—	—	—	114,111	—	(1)	—	—	(1)
Issuance of stock in acquisition	—	—	—	—	1,051,033	1	16,774	—	—	16,775
Issuance of stock in connection with IPO, net of $17,144 issuance costs	—	—	—	—	9,487,500	9	163,109	—	—	163,118
Conversion of convertible preferred stock	(50,452,939)	(117,914)	—	—	25,450,440	26	117,888	—	—	117,914
Conversion of redeemable common stock	—	—	(113,294)	(2,852)	113,294	—	2,852	—	—	2,852
Stock-based compensation	—	—	—	—	—	—	3,075	—	—	3,075
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	—	—	(58,020)	—	(58,020)
Balance as of December 31, 2015	—	$—	—	$—	38,524,922	$38	$309,078	$(130,510)	$(42)	$178,564

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows used in operating activities:
Net loss	$(58,020)	$(17,037)	$(6,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,863	2,320	754
Allowance for doubtful accounts	2,034	1,308	504
Stock-based compensation	3,075	533	298
Deferred income taxes	36	388	94
Accretion of interest	460	106	2
Impairment of long-lived assets	798	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,795)	(5,079)	(928)
Due from officer	253	—	(253)
Prepaid expenses and other current assets	(1,210)	(436)	(663)
Other assets	5	(185)	37
Accounts payable	(612)	2,099	(1,099)
Accrued expenses and other current liabilities	3,457	(26)	329
Accrued compensation	2,887	1,971	802
Other liabilities	1,588	2,679	89
Net cash used in operating activities	(47,181)	(11,359)	(6,053)
Cash flows used in investing activities:
Purchase of property and equipment	(6,275)	(1,069)	(204)
Purchase of internal software	(1,542)	(665)	(1,090)
Purchase of marketable securities	(103,030)	—	—
Proceeds from the liquidation/maturity of marketable securities	20,411	—	—
Acquisition of business, net of cash acquired	(17,767)	(13,844)	(16,462)
Net cash used in investing activities	(108,203)	(15,578)	(17,756)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	428	747	595
Proceeds from issuance of convertible preferred stock	—	50,082	14,803
Proceeds from borrowing under bank and other debt	6,800	19,700	3,000
Repayment of bank and other debt	(6,332)	—	—
Proceeds from issuance of common stock under IPO	163,118	—	—
Repurchase of stock	—	(368)	(71)
Net cash provided by financing activities	164,014	70,161	18,327
Net increase (decrease) in cash and cash equivalents	8,630	43,224	(5,482)
Cash and cash equivalents at beginning of year	46,436	3,212	8,694
Cash and cash equivalents at end of year	$55,066	$46,436	$3,212
Interest paid:	$1,995	$1,191	$32

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Notes to Audited Consolidated Financial Statements

Note 1. Organization and Description of Business

Teladoc, Inc. (together with its consolidated subsidiaries, “Teladoc”, or the “Company”) was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. The Company’s principal executive offices are located in Purchase, New York and Dallas, Texas. Teladoc is the nation’s largest telehealth company.

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

The Company completed the acquisition of Consult A Doctor in 2013 (“CADR”), AmeriDoc, LLC (“AmeriDoc”) in 2014, Compile, Inc. d/b/a BetterHelp (“BetterHelp”) and Stat Health Services Inc. (“StatDoc”) in 2015, three companies engaged in telehealth activities similar to those of Teladoc. Additionally in 2015, the Company acquired certain assets from Gateway to Provider Access, Inc. (“Gateway”) which is engaged in the marketing, selling and administering the Company’s services through other third parties. Upon the effective date of each respective merger, each entity merged with and into Teladoc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc, a professional association and seven professional corporations: Teladoc Physicians, P.A., Teladoc Physicians, P.C. formed and operated in Alaska; Teladoc Physicians, P.C. formed and operated in California; Teladoc Physicians, P.C. formed and operated in Colorado; Teladoc Physicians, P.C. formed and operated in Michigan; Teladoc Physicians, P.C. formed and operated in New Jersey; Teladoc Physicians, P.C. formed and operated in New York; and Teladoc Physicians, P.C. formed and operated in North Carolina (collectively, the “Association”).

Teladoc Physicians, P.A. is party to a Services Agreement by and among it and the seven professional corporations noted above pursuant to which each professional corporation provides services to Teladoc Physicians, P.A. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net loss for the VIE were $13.9 million and $(7.3) million, $6.5 million and $(3.9) million and $3.3 million and $(1.0) million for the years ended December 31, 2015, 2014 and 2013, respectively. The VIE’s total assets were $2.4 million and $2.1 million at December 31, 2015 and 2014, respectively. Total liabilities for the VIE were

$18.7 million and $11.2 million at December 31, 2015 and 2014, respectively. The VIE total stockholders’ deficit was $16.4 million and $9.1 million at December 31, 2015 and 2014, respectively.

All significant intercompany transactions and balances have been eliminated.

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

Segment Information

The Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment—health services.

Revenue Recognition

The Company offers two types of subscription access revenue contracts: (i) contracts that provide for a fixed monthly charge for access and unlimited visits per Member and (ii) contracts that provide for a fixed monthly charge for access and a contractually defined cost for each visit. Any visit fee revenue that is not included in the subscription access revenue is recognized when the service has been provided to the Member.

The Company recognizes a substantial portion of its revenue from contracts that provide employers and health plans (“Clients”) with subscription access to the Company’s network of physicians and other healthcare professionals (“Providers”) on a subscription basis for a fixed monthly fee which entitles the Client’s employees and their beneficiaries (“Members”) to unlimited consultations (“visits”). The contracts are generally for a one‑year term and have an automatic renewal feature for additional years.

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

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company deducts from revenue an estimate of the amount that will be due at the end of the respective client’s contractual period. The Company issued credits amounting to approximately $0.4 million for both of the years ended December 31, 2015 and 2014 and $0.2 million for the year ended December 31, 2013.

Cost of Revenue

Cost of revenue primarily consists of fees paid to the Providers, costs incurred in connection with the Company’s Provider network operations, which include employee‑related expenses (including salaries and benefits) as well as costs related to the Company’s call center and medical malpractice insurance.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company’s cash and cash equivalents generally consist of investments in money market funds. Cash and cash equivalents are stated at fair value.

Short-Term Investments

The Company holds short-term investments in marketable securities primarily consisting of corporate bonds, commercial paper and asset backed securities with maturities of less than one year. These short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains or losses recorded as a separate component of stockholders’ equity (deficit) in accumulated other comprehensive loss. Realized gains or losses are recognized in the consolidated statements of operations upon disposition of the securities.

As of December 31, 2015, there were no short-term investments that had been in a continuous loss position for more than 12 months.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains for the year ended December 31, 2015 were less than $0.1 million and are included in interest income (expense), net in the Company’s consolidated statements of operations. There were no realized losses in 2015, 2014 and 2013.

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

Internal‑Use Software

Internal‑use software is included in intangible assets and is amortized on a straight‑line basis over 3 years. For the Company’s development costs related to its software development tools that enable its Members and Providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

Goodwill and Intangible Assets

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

Other intangible assets resulted from business acquisitions and include Client relationships, non‑compete agreements and trademarks. Client relationships are amortized over a period of 2 to 10 years in relation to expected future cash flows, while non‑compete agreements are amortized over a period of 3 to 5 years using the straight‑line method. Trademarks are amortized over 3 years using the straight-line method.

Long-lived assets (property and equipment, internally developed software, and intangible assets) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. In 2015 the Company impaired certain internally developed software as it is no longer being utilized. The impairment loss of $0.8 million is included in general and administrative expense in the consolidated statements of operations. There were no impairment losses in 2014 or 2013.

Stock‑Based Compensation

Stock‑based compensation is measured based on the grant‑ date fair value of the awards and recognized on a straight‑line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black‑Scholes option‑pricing model.

Income Taxes

The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards and net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

The Company recognizes and measures uncertain tax positions using a two‑ step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest income (expense), net in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on short-term investments. Unrealized gains or losses are net of any reclassification adjustments for realized gains and losses included in the consolidated statements of operations.

Warranties and Indemnification

The Company’s arrangements generally include certain provisions for indemnifying Clients against liabilities if there is a breach of a Client’s data or if the Company’s service infringes a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as a director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Advertising and Marketing Expenses

Advertising and marketing include all communications and campaigns to the Company’s Clients and Members and related employees’ costs and are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising expenses were $17.3 million, $6.0 million and $3.0 million, respectively.

Concentrations of Risk and Significant Clients

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

During the year ended December 31, 2015, substantially all of the Company’s revenue was generated by Clients located in the United States. During the year ended 2014 and 2013, all of the Company’s revenue was generated by clients located in the United States. No Client represented over 10% of accounts receivable for the years ended December 31, 2015 and 2014 or revenues for the years ended December 31, 2015, 2014 and 2013.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

   Seasonality

The Company typically experiences the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of a calendar year, or the start of each calendar year, the majority of the Company’s new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, the Company experiences the highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of the Company’s Provider network services relative to the other quarters of the year.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the potential effect of the revised guidance will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the potential impact of this guidance on the Company’s financial disclosures and results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on the Company’s financial disclosures and results.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company has early adopted ASU 2015-03 which resulted in a $0.1 million and $0.2 million balance sheet reclassification as of December 31, 2015 and 2014, respectively.

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company is currently in the process of evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior periods have been retrospectively adjusted. As a result of the adoption of ASU 2015-17, the Company reclassified $12,000 between current deferred tax assets and noncurrent deferred tax liabilities in the 2014 balance sheet.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is currently in the process of evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

Note 3. Fair Value Measurements

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

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies its cash equivalents within Level 1 because they are valued using observable inputs that reflect quoted prices for identical assets in active markets and quoted prices directly in active markets.

The Company measures its short-term investments at fair value on a recurring basis and classifies such as Level 2. They are valued using observable inputs that reflect quoted prices directly or indirectly in active markets. The short-term investments amortized cost approximates fair value.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,066	$—	$—	$55,066
Short-term investments	$—	$82,282	$—	$82,282
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,408	$3,408

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$46,436	$—	$—	$46,436

There were no transfers between fair value measurement levels during the years ended December 31, 2015 and 2014.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at date of acquisition	$2,391
Payments earned	(1,080)
Change in fair value	2,097
Fair value at December 31, 2015	$3,408

Note 4. Lease Abandonment Charge

In connection with the Company’s abandonment of facilities in Dallas, Texas and Greenwich, Connecticut, the Company incurred $0.8 million, in lease abandonment charges during the year ended December 31, 2015, which is included within general and administrative expenses in the consolidated statement of operations. There were no lease abandonments in 2014 and 2013. The following table details the associated liability. The current portion of the liability of $0.4 million was recorded in accrued expenses and other current liabilities and the non-current portion of the liability of $0.1 million was recorded in other liabilities in the consolidated balance sheet (in thousands):

Balance January 1, 2015	$—
Charged to expense	740
Paid or settled	(266)
Balance December 31, 2015	$474

Note 5. Business Acquisitions

On July 31, 2015, the Company acquired certain assets from Gateway for $1.5 million, subject to post-closing working capital adjustments as defined in the purchase agreement. Gateway is engaged in the marketing, selling and administering the Company’s services through other third parties and as a result, the price in excess of the net assets acquired (less than $0.1 million) was allocated to client relationships. The acquisition transaction costs were less than $0.1 million and were recorded in general and administrative expense. The acquisition was considered an asset acquisition for tax purposes.

On June 17, 2015, the Company completed the acquisition of StatDoc through a merger in which StatDoc became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid by the Company in connection with the acquisition was $30.1 million, which was comprised of $13.3 million of cash and $16.8 million of the Company’s common stock (or 1,051,033 shares), subject to post-closing working capital adjustments as defined in the Agreement and Plan of Merger governing the acquisition. During the quarter ended September 30, 2015, the post-closing working capital adjustment was finalized favorably to the Company in the amount of less than $0.1 million. Fair value of the common stock was determined based on market data from similar healthcare enterprises. StatDoc is a telemedicine provider, focused on managed care, health system and self-insured clients. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated transaction costs of the acquisition were $0.3 million and were recorded in general and administrative expense.

On January 23, 2015, the Company completed the acquisition of BetterHelp, through a merger in which BetterHelp became a wholly‑owned subsidiary of the Company. The merger consideration paid by the Company in connection with this acquisition consisted of (i) $3.3 million net of cash acquired and (ii) earn‑out payments equal to a percentage of the annual net revenue of the BetterHelp business for four years following closing. The Company computed the value of these future payments from internally produced revenue projections and recorded a contingent liability in the amount of $2.4 million which is considered as additional purchase consideration. The Company also issued an unsecured, subordinated promissory note in the amount of $1.0 million, with all principal and interest at a rate of 5% per annum being payable on the third anniversary of the closing to the selling shareholder and another executive of BetterHelp. If the employment of the promissory note holders is terminated, then they forfeit their right to receive the promissory note. As such, the Company has determined the promissory note to be compensatory and is accruing the expense over the service term. In December 2015, the Company agreed to pay the full amount plus interest in January 2016 and, as a result, accelerated the expense in 2015. BetterHelp was acquired to help the Company expand its operations in the direct‑to‑consumer behavioral health sector. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated transaction costs of the acquisition were $0.1 million and were recorded in general and administrative expense.

On May 1, 2014, the Company completed the acquisition of AmeriDoc, a company engaged in telehealth activities similar to Teladoc, through the purchase of 100% of AmeriDoc’s outstanding members’ interests for $17.2 million, net of cash acquired, including a $3.5 million promissory note and adjustments for working capital in the amount of $0.2 million. AmeriDoc was acquired to help the Company expand its initial investment in the local and regional insurance broker markets to reach clients that previously did not have access to the Company’s services. Upon the effective date of the merger, AmeriDoc merged with and into Teladoc. The acquisition was considered an asset acquisition for tax purposes and as such, the goodwill resulting from this acquisition is tax deductible. The total associated transaction costs of the acquisition were $0.2 million and were recorded in general and administrative expense.

On August 29, 2013, the Company completed the acquisition of CADR, a company engaged in telehealth activities similar to Teladoc, through the purchase of 100% of CADR’s outstanding common stock for $16.6 million, net of cash acquired, including adjustments for a working capital in the amount of $0.2 million, which was paid in 2014.  CADR was acquired to help the Company expand its presence into the local and regional insurance broker markets to reach Clients that previously did not have access to the Company’s services. Upon the effective date of the merger, CADR merged with and into Teladoc. The acquisition is considered an asset acquisition for tax purposes and as such, the goodwill resulting from this acquisition is tax deductible. The total associated transaction costs of the acquisition were $0.2 million and were recorded in general and administrative expense.

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were integrated within the Company’s existing business on the respective aforementioned acquisition dates.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed at each acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

	StatDoc	BetterHelp	AmeriDoc	CADR
Purchase price	$29,991	$5,749	$17,214	$17,187
Less:
Cash	360	89	57	538
Accounts receivable	419	11	458	558
Other assets	70	4	18	37
Client relationships	3,220	141	2,980	3,810
Non-compete agreements	1,070	910	520	910
Internal software	2,960	780	—	—
Trademarks	—	140	—	—
Accounts payable	(609)	(6)	(43)	(934)
Deferred tax	—	(666)	—	(2,705)
Other liabilities	(701)	(340)	(257)	—
Goodwill	$23,202	$4,686	$13,481	$14,973

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the years ended December 31, 2015 and 2014 below have been prepared as if AmeriDoc, BetterHelp and StatDoc had been purchased on January 1, 2014. Unaudited pro forma financial statement results including the results of Gateway would not differ materially from the Company’s historically reported financial statement results.

	Unaudited Pro Forma
(in thousands)	2015	2014
Revenue	$79,208	$48,924
Net loss	$(61,060)	$(23,575)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

Note 6. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2015	2014
Computer equipment	$5,394	$1,959
Furniture and equipment	377	368
Leasehold improvement	1,747	—
Construction in progress	785	—
Total	8,303	2,327
Accumulated depreciation	(2,044)	(1,262)
Property and equipment, net	$6,259	$1,065

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $0.3 million and $0.2 million, respectively. As of December 31, 2015, construction in progress consisted primarily of costs incurred to establish a new hosting facility and purchased computer equipment, which was not placed into service.

Note 7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
December 31, 2015
Client relationships	2 to 10 years	$11,651	$(3,219)	$8,432	7.9
Non-compete agreements	3 to 5 years	3,410	(1,360)	2,050	2.3
Trademarks	3 years	140	(44)	96	2.1
Internal software	3 years	5,662	(975)	4,687	3.8
Intangible assets, net		$20,863	$(5,598)	$15,265	5.9
December 31, 2014
Client relationships	10 years	$6,790	$(1,565)	$5,225	8.5
Non-compete agreements	3 to 5 years	1,430	(474)	956	2.9
Internal software	3 years	1,885	(536)	1,349	2.8
Intangible assets, net		$10,105	$(2,575)	$7,530	6.8

Amortization expense for intangible assets was $3.7 million, $2.0 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, $0.8 million of internal software, net of accumulated amortization, was written-off.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2015 is as follows (in thousands):

Years Ending December 31,
2016	$4,024
2017	3,660
2018	2,672
2019	1,951
2020	1,274
Thereafter	1,684
$15,265

Note 8. Goodwill

Goodwill consists of the following (in thousands):

	As of December 31,
	2015	2014
Beginning balance	$28,454	$14,786
Additions associated with acquisitions	27,888	13,668
Goodwill	$56,342	$28,454

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2015	2014
Professional fees	$411	$963
Consulting fees/cutomer service fees/provider fees	869	1,118
Legal fees	1,056	389
Interest payable	287	140
Earnout and compensation	2,449	—
Lease abandonment	433	—
Deferred revenue	831	—
Other	1,861	1,308
Total	$8,197	$3,918

Note 10. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of December 31,
	2015	2014
SVB Mezzanine Term Loan less debt discount of $190 and $327	$12,810	$12,673
SVB Term Loan Facility	4,167	5,000
SVB Revolving Advance Facility	6,500	4,700
Subordinated Promissory Note	3,000	3,500
Total	26,477	25,873
Less: current portion of SVB Term Loan Facility	(1,250)	(833)
Long term bank and other debt	$25,227	$25,040

Long term bank and other debt are stated at amortized cost, which approximates fair value.

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Revolving Advance Facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provides for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue. Borrowings under the Revolving Advance Facility were $6.5 million and $4.7 million at December 31, 2015 and 2014, respectively. The Revolving Advance Facility carries interest at a rate of 0.75% above the prime rate per annum and was to mature in April 2016. The Company entered into an amendment to the Revolving Advance Facility in March 2015 that extended its maturity to April 2017. Interest payments are payable monthly in arrears. In May 2015, the Company increased the borrowings to $11.5 million. On July 15, 2015, the Company reduced its indebtedness under the Revolving Advance Facility with a $5.0 million principal repayment.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of December 31, 2015 and 2014, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Term Loan was completed in September 2014. The Mezzanine Term Loan carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were immediately exercisable and had a 10‑year term. See Note 14, “Common Stock and Stockholders’ Equity (Deficit)”, for more information. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business. The Amended and Restated Loan and Security Agreement with SVB and the Subordinated Loan and Security Agreement are collectively referred to as the “SVB Facilities.”

The Company incurred approximately $0.3 million of loan origination costs in connection with the SVB facilities and amortized approximately $0.1 million of these costs during both years ended December 31, 2015 and 2014.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7.00% commencing on January 1, 2016 and extended the maturity of the Promissory Note to April 30, 2018 with a seller put option at April 30, 2017. The Company repaid $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2015.

Payments due are as follows (in thousands):

Total
2016	$1,250
2017	23,750
2018	1,250
2019	417
2020 and thereafter	—
Total	$26,667

The Company was in compliance with all debt covenants at December 31, 2015 and 2014.

Note 11. Related Party Transaction

In May 2013, the Company issued a loan to an officer of the Company in the amount of $0.3 million. This was a non‑cash transaction, whereby the loan proceeds were used to exercise options to purchase 312,474 shares of common stock options of the Company at an exercise price of $0.80 per share. The loan carries interest at the rate of 2% per annum and is due and payable upon the earlier of (i) May 13, 2017 and (ii) the occurrence of a “Change of Control” as defined in the promissory note evidencing the loan. The officer was required to make monthly interest payments. At December 31, 2014, the balance of the loan was $0.3 million. The loan was repaid in full to the Company in February 2015.

Note 12. Leases and Contractual Obligations

Operating Leases

The Company leases office space under non‑cancelable operating leases in the United States. As of December 31, 2015, the future minimum lease payments under non‑cancelable operating leases are as follows (in thousands):

Operating
Leases
2016	$1,682
2017	1,221
2018	1,069
2019	898
2020	934
2021 and thereafter	4,538
$10,342

All of the total future minimum lease payments relate to facilities space. The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight‑line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent represents the difference between actual operating lease payments due and straight‑line rent expense. The excess is recorded as a deferred rent liability in the early periods of the lease, when cash payments are generally lower than straight‑line rent expense, and are reduced in the later periods of the lease when payments begin to exceed the straight‑line expense. The Company also accounts for leasehold improvement incentives within its deferred rent liability. For abandoned facilities, the above contractual obligation schedule does not reflect any realized or potential subleases. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $0.8 million and $0.5 million, respectively.

Letter of Credit

In November 2014, the Company arranged for SVB to issue a letter of credit on its behalf in the amount of $0.3 million in lieu of a cash deposit in connection with the Company’s Purchase, NY office lease. The letter of credit has been extended to November 2016.

In connection with the Company lease agreement for office space near Dallas, Texas in February 2015, the Company arranged for SVB issued a letter of credit on its behalf in the amount of $1.0 million in lieu of a cash deposit. The letter of credit has been extended to February 2017.

Note 13. Convertible Preferred Stock (the “Preferred Stock”)

On July 7, 2015, all of the Company's then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock.

The Preferred Stock consists of the following:

			Common
	Shares	Shares	Shares Upon	Liquidation
December 31, 2014	Authorized	Outstanding	Conversion	Preference
Series A	418,634	418,634	1,628,498	$5,232,925
Series A-1	53,957	53,957	282,689	918,955
Series B	263,839	263,839	1,790,050	5,768,378
Series C-1	18,287,483	18,267,759	7,991,496	15,253,579
Series D	12,339,204	12,339,204	5,397,962	18,600,005
Series E	6,227,169	6,227,169	2,724,165	15,000,005
Series F	12,889,000	12,882,377	5,635,580	57,139,783
	50,479,286	50,452,939	25,450,440	$117,913,630

As of December 31, 2014, the significant terms applicable to the Series A through Series F Preferred Stock were as follows:

Dividend Rights

Prior to the issuance of the Series F Preferred Stock, the Series A—E Preferred Stock accrued cumulative dividends at the per annum rate of 7.5% of the respective original purchase price (as previously adjusted for a reverse stock split and, with respect to the Series A, A‑1 and B Preferred Stock, anti‑dilution protection) for each such series of Preferred Stock. Such dividends were payable when, as and if declared by the Company’s board of directors, but prior and in preference to any dividend on the common stock of the Company. In connection with the issuance of the Series F Preferred Stock, all such accrued and accumulated dividends (which totaled approximately $13.8 million at August 31, 2014) were converted into Series F Preferred Stock at a rate of $0.50 of Series F Preferred Stock per $1.00 in accrued dividends, resulting in the issuance of approximately 1,554,000 shares of Series F Preferred Stock on September 10, 2014. There are no longer any accrued or unpaid dividends, or any outstanding Preferred Stock, and no such dividends are required to accrue or be declared by the Company.

Conversion Rights

Each share of Preferred Stock was convertible, at any time and at the option of the holder of such share, into shares of the common stock of the Company, at the following ratios (subject to adjustment as described below):

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

The holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as-converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an IPO of the common stock of the Company at a per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions).

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

At December 31, 2014 all shares of the Preferred Stock have been presented outside of permanent stockholders’ deficit, because there were redemption events outside of the Company’s control.

Note 14. Common Stock and Stockholders’ Equity (Deficit)

Capitalization

On July 7, 2015, Teladoc completed its IPO in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. The Company received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million.

On June 17, 2015, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a one‑for‑2.2859 reverse stock split of all outstanding shares of common stock with the Secretary of State of the State of Delaware. The Certificate of Amendment provides that every 2.2859 shares of the Company’s issued and outstanding common stock automatically combine into one issued and outstanding share of the Company’s common stock. The Certificate of Amendment did not change the par value of the Company’s common stock and preferred stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split. In addition, the Certificate of Amendment increased the number of authorized shares of the Company’s common stock to 75,000,000 shares and the number of authorized shares of the Company’s preferred stock to 50,479,286 shares. Additionally, the holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as‑converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an IPO of the common stock of the Company at a per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions). On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

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

The Company had recorded the Series B Common Stock $2.1 million redemption value and the Series A Common Stock $0.8 million redemption value together in mezzanine equity as of December 31, 2014.

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

On December 22, 2015, the Company issued an aggregate of 54,830 shares of common stock from the cashless exercise of 65,619 warrants at an exercise price of $2.95 per share for one of the affiliates. The Company had no warrants outstanding as of December 31, 2015.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public enterprise, pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuations. Subsequent to becoming a public enterprise, only options to buy common stock have been issed under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at January 1, 2013	331,478	2,147,391	$1.12	7.91		$1,425
Increase in Plan authorized shares	1,099,200	—	$—		$
Stock option grants	(736,398)	736,398	$1.07		$
Stock options exercised	—	(737,597)	$0.80		$
Stock options cancelled	—	(31,123)	$1.01		$
Balance at December 31, 2013	694,280	2,115,069	$1.14	8.28		$4,058
Increase in Plan authorized shares	1,621,795	—	$—		$
Stock option grants	(1,574,104)	1,574,104	$5.53		$
Stock options exercised	—	(786,074)	$0.96		$
Stock options cancelled	—	(27,993)	$1.60		$
Balance at December 31, 2014	741,971	2,875,106	$3.73	8.38		$6,758
Increase in Plan authorized shares	2,493,337	—	$—	—		$—
Stock option grants	(1,522,581)	1,522,581	$—	—		$—
Stock options exercised	—	(270,545)	$—	—		$—
Stock options cancelled	240,064	(240,064)	$—	—		$—
Stock options expired	33,599	(33,599)	$—	—		$—
Balance at December 31, 2015	1,986,390	3,853,479	$7.62	8.54		$41,894
Vested or expected to vest December 31, 2015		3,609,059	$7.47	8.51		$39,715
Exercisable as of December 31, 2015		1,087,238	$2.84	7.43		$16,440

The total grant‑date fair value of stock options granted during the year ended December 31, 2015, 2014 and 2013 was $10.8 million,  $4.8 million and $0.7 million, respectively.

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

Given the absence of a public trading market prior to July 2015, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third‑party specialists; (ii) the prices for the Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of the Preferred Stock relative to the common stock; (iv) the lack of marketability of the common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of the Company, given prevailing market conditions.

The assumptions used in the Black‑Scholes option‑pricing model were determined as follows:

Volatility.  Since the Company does not have a trading history prior to July 2015 for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

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

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2015	2014	2013
Volatility	45.4% – 51.0%	53.3% – 53.7%	51.0% – 53.4%
Expected life (in years)	6.9	7	7
Risk-free interest rate	1.85% - 2.06%	1.92% - 2.30%	1.15% - 2.21%
Dividend yield	–	–	–
Weighted-average fair value of underlying common stock	$7.09	$5.53	$1.07

Total compensation costs charged as an expense for stock‑based awards, including stock options, recognized in the components of operating expenses are as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Administrative and marketing	$83	$23	$11
Sales	422	75	14
Technology and development	337	39	12
General and administrative	2,233	396	261
Total stock-based compensation expense	$3,075	$533	$298

As of December 31, 2015, the Company had $11.2 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.2 years.

Note 15. Income Taxes

The components of loss from continuing operations before income taxes were generated substantially in the United States as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
United States	$(57,984)	$(16,649)	$(5,925)

As a result of the Company’s history of net operating losses and full valuation allowance against its deferred tax assets, only the timing differences attributable to the treatment of the amortization of tax deductible goodwill generated the income tax provision for the years ended December 31, 2015, 2014 and 2013. In addition for the year ended December 31, 2015 the income tax provision was partially offset by an income tax benefit that was realized as a result of acquisition activity.

Reconciliations of the statutory federal income tax rate and the Company’s effective tax rate consist of the following (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Tax at federal statutory rate	$(19,715)	$(5,661)	$(2,014)
State and local tax	(3,189)	(916)	(326)
Non-deductible stock compensation	688	210	116
Non-deductible expenses	158	87	41
Change in valuation allowance	22,094	6,668	2,277
Income tax provision	$36	$388	$94

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of
	December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$47,053	$21,381
Accrued expenses	926	705
Stock-based compensation	451	198
Amortization of intangible assets	(3,072)	(87)
Depreciation of property and equipment	(152)	(321)
Valuation allowance	(46,477)	(22,358)
Other	86	—
Net deferred tax assets (liabilities)	$(1,185)	$(482)

The Company has provided a full valuation allowance for its deferred tax assets at December 31, 2015 and 2014, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $24.1 million, $6.7 million and $2.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the valuation allowance included an increase of approximately $2.0 million associated with acquisition activity.

As of December 31, 2015, the Company had approximately $120.0 million of federal and state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal net operating loss carryforwards begin to expire in 2024. The deferred tax asset related to its net operating losses include no excess tax benefit of stock option exercises, which, when realized, will be recorded as a credit to additional paid‑in capital.

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In the event the Company should experience an ownership change, as defined in the Internal Revenue Code, utilization of its net operating loss carryforwards and tax credits could be limited.

The Company has previously recorded an uncertain tax position of $2.3 million during the year ended December 31, 2013. There were no additional uncertain tax positions recorded in 2015 and 2014. The Company has recognized $0.1 million of interest expense in both of the years ended December 31, 2015 and 2014 related to unrealized tax benefits. At December 31, 2015 and 2014, the Company had a liability for the payment of interest and penalties of approximately $0.6 million and $0.5 million, respectively, related to unrecognized tax benefits.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s tax jurisdiction is the United States. The Company’s 2012 through 2015 tax years are open to examination by U.S. federal and state tax authorities.

Note 16. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted‑average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including the Preferred Stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Year Ended
	December 31,
	2015	2014	2013
Net loss	$(58,020)	$(17,037)	$(6,019)
Preferred stock dividends	—	(2,920)	(3,624)
Accretion of preferred stock	—	(168)	(197)
Net loss	$(58,020)	$(20,125)	$(9,840)
Weighted-average shares used to compute basic and diluted net loss per share	19,917	1,963	1,222
Net loss per share, basic and diluted	$(2.91)	$(10.25)	$(8.05)

Unaudited Pro Forma Net Loss per Share

The holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as-converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of the IPO. Accordingly on July 7, 2015, all of the Company’s then outstanding preferred stock converted into common stock.

Unaudited pro forma basic and diluted net loss per share were computed to give effect to the IPO in which the Company issued and sold 9,487,500 shares of common stock and the conversion of the Preferred Stock into common stock of the Company using the if‑converted method as though the conversion and reclassification had occurred as of the beginning of the first period presented or the original date of issuance, if later.

The following table presents the calculation of basic and diluted unaudited pro forma net loss per share (in thousands, except net loss per share data):

Year Ended
December 31,
2015
Net loss	$(58,020)
Unaudited pro forma basic and diluted net loss per share	$(1.53)
Unaudited pro forma net loss per share - weighted average shares	37,817
Basic net loss per share - weighted average shares	19,917
IPO	4,861
Preferred conversion	13,039
Unaudited pro forma net loss per share - weighted average shares	37,817

Note 17. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of an employee’s elective deferral up to 4% of eligible earnings up to a maximum of $0.3 million. The Company made matching contributions to participants’ accounts totaling $0.7 million, $0.4 million and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 18. Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At December 31, 2015, the Company was party to the following legal proceedings:

Teladoc is plaintiff in two lawsuits in the Texas courts against the Texas Medical Board (the ‘‘TMB’’). In the first suit, Teladoc v. TMB and Leshikar, on December 31, 2014, the Austin Court of Appeals granted Teladoc’s request for summary judgment, invalidating the TMB’s prior assertion that Teladoc’s doctors do not form ‘‘proper professional relationships’’ with Teladoc’s members in the course of telehealth consultations such as would support the prescription of medications. The TMB has filed a petition for review with the Texas Supreme Court to ask that Court if it will allow the TMB to appeal the Court of Appeals’s decision. This petition is pending. In the second suit, Teladoc et al. v. TMB et al., the United States District Court for the Western District of Texas, Austin Division, held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the rule amendments the TMB adopted on April 10, 2015 that seek to effect substantively identical restrictions as at issue in the prior lawsuit in state court. On May 29, 2015, the court granted Teladoc’s request for a preliminary injunction of the rule amendments, pending ultimate trial on the amendments’ validity. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the federal court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the federal court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which appeal has not yet been filed. On January 14, 2016, the federal court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $12.6 million, or 16%, $10.0 million, or 23% and $2.3 million or 12% of Teladoc’s consolidated revenue during the years ended December 31, 2015, 2014 and 2013, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

On June 8, 2015, American Well Corporation filed a complaint against Teladoc in the United States District Court for the District of Massachusetts alleging that certain of its operating platform’s technology infringes one of American Well’s patents, which patent Teladoc is seeking to invalidate pursuant to a petition for inter partes review that Teladoc filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. On November 11, 2015, Teladoc filed a motion to dismiss American Well’s complaint. This motion is pending before the court. Teladoc has investigated the claims alleged in American Well’s complaint and believes that it has good defenses to the claims. However, were Teladoc ultimately not to prevail in the lawsuit, its results of operations could be affected.

Other than as stated the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.