Form 10-Q
period 2016-03-31
Teladoc, Inc.
filed 2016-05-10
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, the Registrant had 38,711,092 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2016

i

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$50,193	$55,066
Short-term investments	69,522	82,282
Accounts receivable, net of allowance of $2,589 and $1,812, respectively	13,819	12,134
Prepaid expenses and other current assets	2,639	2,096
Total current assets	136,173	151,578
Property and equipment, net	6,087	6,259
Goodwill	56,342	56,342
Intangible assets, net	14,588	15,265
Other assets	293	293
Total assets	$213,483	$229,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,078	$2,213
Accrued expenses and other current liabilities	9,485	8,197
Accrued compensation	3,135	6,326
Long-term bank and other debt-current portion	1,250	1,250
Total current liabilities	14,948	17,986
Other liabilities	7,128	6,775
Deferred taxes	1,347	1,185
Long term bank and other debt, net	24,957	25,227
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 38,707,479 shares and 38,524,922 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	39	38
Additional paid-in capital	310,861	309,078
Accumulated deficit	(145,814)	(130,510)
Accumulated other comprehensive income (loss)	17	(42)
Total stockholders’ equity	165,103	178,564
Total liabilities and stockholders’ equity	$213,483	$229,737

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended March 31,
	2016	2015
Revenue	$26,888	$16,488
Cost of revenue	7,943	5,281
Gross profit	18,945	11,207
Operating expenses:
Advertising and marketing	8,050	4,341
Sales	5,270	3,682
Technology and development	5,225	2,906
General and administrative	13,607	11,968
Depreciation and amortization	1,508	903
Loss from operations	(14,715)	(12,593)
Interest income (expense), net	(427)	(568)
Net loss before taxes	(15,142)	(13,161)
Income tax (provision) benefit	(162)	458
Net loss	$(15,304)	$(12,703)
Net loss per share, basic and diluted	$(0.40)	$(5.87)

Weighted-average shares used to compute basic and diluted net loss per share	38,584,345	2,162,413

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, unaudited)

	Quarters Ended March 31,
	2016	2015
Net loss	$(15,304)	$(12,703)
Other comprehensive income, net of tax
Net change in unrealized gains on available-for-sale securities	59	—
Other comprehensive income, net of tax	59	—

Comprehensive loss	$(15,245)	$(12,703)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2015	38,524,922	$38	$309,078	$(130,510)	$(42)	$178,564
Exercise of stock options	182,557	1	495	—	—	496
Stock-based compensation	—	—	1,288	—	—	1,288
Other comprehensive income, net of tax	—	—	—	—	59	59
Net loss	—	—	—	(15,304)	—	(15,304)
Balance as of March 31, 2016	38,707,479	$39	$310,861	$(145,814)	$17	$165,103

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarters Ended March 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(15,304)	$(12,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,508	903
Allowance for doubtful accounts	777	451
Stock-based compensation	1,288	811
Deferred income taxes	162	(458)
Accretion of interest	129	39
Changes in operating assets and liabilities:
Accounts receivable	(2,462)	(2,281)
Due from officer	—	253
Prepaid expenses and other current assets	(543)	(1,593)
Other assets	—	12
Accounts payable	(1,135)	1,357
Accrued expenses and other current liabilities	1,288	3,475
Accrued compensation	(3,191)	(670)
Other liabilities	353	68
Net cash used in operating activities	(17,130)	(10,336)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(275)	(365)
Purchase of internal software	(385)	(434)
Purchase of marketable securities	(37,122)	—
Proceeds from the liquidation/maturity of marketable securities	49,856	—
Acquisition of business, net of cash acquired	—	(3,269)
Net cash provided by (used in) investing activities	12,074	(4,068)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	496	28
Repayment of bank loan	(313)	—
Net cash provided by financing activities	183	28
Net decrease in cash and cash equivalents	(4,873)	(14,376)
Cash and cash equivalents at beginning of the period	55,066	46,436
Cash and cash equivalents at end of the period	$50,193	$32,060
Interest paid	$604	$424

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

The Company completed the acquisitions of Compile, Inc. d/b/a BetterHelp (“BetterHelp”) and Stat Health Services Inc. (“StatDoc”) in 2015, two companies engaged in telehealth activities similar to those of Teladoc. Additionally in 2015, the Company acquired certain assets from Gateway to Provider Access, Inc. (“Gateway”) which was engaged in the marketing, selling and administering the Company’s services through other third parties. Upon the effective date of each respective merger, each entity merged with and into Teladoc.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended March 31, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

The unaudited consolidated financial statements include the results of Teladoc, two professional associations and twenty one professional corporations and a service corporation: Teladoc Physicians, P.A.; Teladoc Behavioral Health, P.A., Teladoc Physicians, P.C. formed and operated in Alaska; Teladoc Physicians, P.C. formed and operated in California; Teladoc Physicians, P.C. formed and operated in Colorado; Teladoc Physicians, P.C. formed and operated in Michigan; Teladoc Physicians, P.C. formed and operated in New Jersey; Teladoc Physicians, P.C. formed and operated in New York; Teladoc Physicians, P.C. formed and operated in North Carolina; Teladoc Behavioral Health, P.C. formed and operated in Alaska; Teladoc Behavioral Health Alabama, P.C. formed and operated in Alabama; Teladoc Behavioral Health California, P.C. formed and operated in California; Teladoc Behavioral Health Colorado, P.C. formed and operated in Colorado; Teladoc Behavioral Health Illinois, P.C. formed and operated in Illinois; Teladoc Behavioral Health Louisiana, P.C. formed and operated in Louisiana; Teladoc Behavioral Health Massachusetts, P.C. formed and operated in Massachusetts; Teladoc Behavioral Health Michigan, P.C. formed and operated in Michigan; Teladoc Behavioral Health Nebraska, P.C. formed and operated in Nebraska; Teladoc Behavioral Health New Jersey, P.C. formed and operated in New Jersey; Consult Psychiatry, P.C. formed and operated in New York; Teladoc Behavioral Health North Carolina, P.C. formed and operated in North Carolina; Teladoc Behavioral Health Rhode Island, P.C. formed and operated in Rhode Island; Teladoc Behavioral Health Virginia, P.C. formed and operated in Virginia; and Teladoc Behavioral Health Wisconsin, S.C. formed and operated in Wisconsin (collectively, the “Association”).

Teladoc Physicians, P.A. is party to several agreements by and among it and the professional corporations noted above pursuant to which each professional corporation provides services to Teladoc Physicians, P.A. Each professional

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net loss for the VIE were $6.1 million and $(1.7) million, respectively, for the quarter ended March 31, 2016 and $3.3 million and $(2.4) million, respectively, for the quarter ended March 31, 2015. The VIE’s total assets were $3.4 million and $2.4 million at March 31, 2016 and December 31, 2015, respectively. Total liabilities for the VIE were $21.4 million and $18.7 million at March 31, 2016 and December 31, 2015, respectively. The VIE’s total stockholders’ deficit was $18.0 million and $16.4 million at March 31, 2016 and December 31, 2015, respectively.

All intercompany transactions and balances have been eliminated.

There have been no changes to the significant accounting policies described in the Form 10-K that have had a material impact on the consolidated financial statements and related notes.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted‑average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including the preferred stock (in 2015) and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.

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

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company deducts from revenue an estimate of the

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

amount that will be due at the end of the respective client’s contractual period. The Company issued credits amounting to approximately $0.1 million and $0.1 million for the quarters ended March 31, 2016 and 2015, respectively.

Cost of Revenue

Cost of revenue primarily consists of fees paid to the Providers, costs incurred in connection with the Company’s Provider network operations, which include employee-related expenses (including salaries and benefits) as well as costs related to the Company’s call center and medical malpractice insurance.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company’s cash and cash equivalents generally consist of investments in money market funds. Cash and cash equivalents are stated at fair value.

Short-Term Investments

The Company holds short-term investments in marketable securities primarily consisting of corporate bonds, commercial paper, U.S treasuries and asset backed securities with maturities of less than one year. These short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains or losses recorded as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses are recognized in the consolidated statements of operations upon disposition of the securities.

As of March 31, 2016, there were no short-term investments that had been in a continuous loss position for more than 12 months.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains or losses are included in interest income (expense), net in the Company’s consolidated statements of operations. There were no realized gains or losses for the three months ended March 31, 2016 and 2015.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Other intangible assets resulted from business acquisitions and include client relationships, non‑compete agreements, software and trademarks. Client relationships are amortized over a period of 2 to 10 years, in relation to expected future cash flows. Non‑compete agreements are amortized over a period of 3 to 5 years using the straight‑line method, software is amortized over a period of 5 years using the straight-line method and trademarks are amortized over a period of 3 years using the straight‑line method.

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

The Company recognizes and measures uncertain tax positions using a two‑ step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and effective settlement of audit issues. The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of interest income (expense), net in the unaudited consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently evaluating the transition method that will be elected and the potential effect the revised guidance will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance had no impact on the Company’s consolidated results of operations for the quarter ended March 31, 2016.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance was effective for the Company beginning in the quarter ending March 31, 2016 and is required to be applied retrospectively. Early adoption is permitted. We have early adopted ASU 2015-03 as of December 31, 2015 which resulted in $0.1 million balance sheet reclassification as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16,  Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. For the quarter ended March 31, 2016, there was no impact of the adoption of this standard on our consolidated financial statements.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for share-based payments. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

Note 3. Business Acquisitions

On July 31, 2015, the Company acquired certain assets from Gateway for $1.5 million, subject to post-closing working capital adjustments as defined in the purchase agreement. Gateway is engaged in the marketing, selling and administering the Company’s services through other third parties and as a result, the acquisition price in excess of the net assets acquired, which were less than $0.1 million, was allocated to client relationships. The acquisition transaction costs were less than $0.1 million. The acquisition was considered an asset acquisition for tax purposes.

On June 17, 2015, the Company completed the acquisition of StatDoc through a merger in which StatDoc became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid by the Company in connection with the acquisition was $30.1 million, which was comprised of $13.3 million of cash and $16.8 million of the Company’s common stock (or 1,051,033 shares), subject to post-closing working capital adjustments as defined in the Agreement and Plan of Merger governing the acquisition. During the quarter ended September 30, 2015, the post-closing working capital adjustment was finalized favorably to the Company in the amount of less than $0.1 million. Fair value of the common stock was determined based on market data from similar healthcare enterprises. StatDoc is a telemedicine provider, focused on managed care, health system and self-insured clients. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total transaction costs of the acquisition were $0.3 million.

On January 23, 2015, the Company completed the acquisition of BetterHelp, through a merger in which BetterHelp became a wholly‑owned subsidiary of the Company. The consideration paid by the Company in connection with this acquisition consisted of (i) $3.3 million net of cash acquired and (ii) earn‑out payments equal to a percentage of the annual net revenue of the BetterHelp business for four years following closing. The Company computed the value of these future payments from internally produced revenue projections and recorded a contingent liability in the amount of $2.4 million which is considered as additional purchase consideration. The Company also issued an unsecured, subordinated promissory note in the amount of $1.0 million, with all principal and interest at a rate of 5% per annum being payable on the third anniversary of the closing to the selling shareholder and another executive of BetterHelp. If the employment of the promissory note holders is terminated, then they forfeit their right to receive the promissory note. As such, the Company has determined the promissory note to be compensatory and is accruing the expense over the

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

service term. In December 2015, the Company agreed to pay the $1 million promissory note plus interest in January 2016 and, as a result, accelerated the expense in 2015. BetterHelp was acquired to help the Company expand its operations in the direct‑to‑consumer behavioral health sector. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total transaction costs of the acquisition were $0.1 million.

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

Identifiable assets acquired and liabilities assumed (in thousands):

	StatDoc	BetterHelp
Purchase price	$29,991	$5,749
Less:
Cash	360	89
Accounts receivable	419	11
Other assets	70	4
Client relationships	3,220	141
Non-compete agreements	1,070	910
Internal software	2,960	780
Trademarks	—	140
Accounts payable	(609)	(6)
Deferred tax	—	(666)
Other liabilities	(701)	(340)
Goodwill	$23,202	$4,686

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations. BetterHelp and StatDoc’s operating results from the date of acquisition in 2015 to March 31, 2016 are included in the accompanying unaudited consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
March 31, 2016
Client relationships	2 to 10 years	$11,651	$(3,642)	$8,009	7.7
Non-compete agreements	3 to 5 years	3,410	(1,627)	1,783	2.1
Trademarks	3 years	140	(56)	84	1.8
Internal software	3 years	6,047	(1,335)	4,712	3.5
Intangible assets, net		$21,248	$(6,660)	$14,588	5.6
December 31, 2015
Client relationships	2 to 10 years	$11,651	$(3,219)	$8,432	7.9
Non-compete agreements	3 to 5 years	3,410	(1,360)	2,050	2.3
Trademarks	3 years	140	(44)	96	2.1
Internal software	3 years	5,662	(975)	4,687	3.8
Intangible assets, net		$20,863	$(5,598)	$15,265	5.9

Amortization expense for intangible assets was $1.1 million and $0.7 million for the quarters ended March 31, 2016 and 2015, respectively.

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of March 31,	As of December 31,
	2016	2015
Beginning balance	$56,342	$28,454
Additions associated with acquisitions	-	27,888
Goodwill	$56,342	$56,342

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Professional fees	$299	$411
Consulting fees/cutomer service fees/provider fees	1,114	869
Legal fees	1,653	1,056
Interest payable	179	287
Marketing	1,483	53
Earnout and compensation	1,400	2,449
Lease abandonment	365	433
Deferred revenue	916	831
Other	2,076	1,808
Total	$9,485	$8,197

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$49,156	$1,037	$—	$50,193
Short-term investments	$14,436	$55,086	$—	$69,522
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,361	$3,361

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,066	$—	$—	$55,066
Short-term investments	$—	$82,282	$—	$82,282
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,408	$3,408

There were no transfers between fair value measurement levels during the three months ended March 31, 2016 and 2015.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2015	$3,408
Payments earned	(368)
Change in fair value	321
Fair value at March 31, 2016	$3,361

Note 8. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of March 31,	As of December 31,
	2016	2015
SVB Mezzanine Term Loan less debt discount of $147 and $190	$12,853	$12,810
SVB Term Loan Facility	3,854	4,167
SVB Revolving Advance Facility	6,500	6,500
Subordinated Promissory Note	3,000	3,000
Total	26,207	26,477
Less: current portion of SVB Term Loan Facility	(1,250)	(1,250)
Long term bank and other debt	$24,957	$25,227

Long term bank and other debt are stated at amortized cost, which approximates fair value.

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Revolving Advance Facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provides for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $6.5 million at March 31, 2016 and December 31, 2015. The Revolving Advance Facility carries interest at a rate of 0.75% above the prime rate per annum and matures in April 2017. Interest payments are payable monthly in arrears.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of March 31, 2016 and December 31, 2015, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Facility was completed in September 2014. The Mezzanine Term Loan carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were immediately exercisable and had a 10‑year term. See Note 12, “Common Stock and Stockholders’ Equity”, for more information. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business. The Amended and Restated Loan and Security Agreement with SVB and the Subordinated Loan and Security Agreement are collectively referred to as the “SVB Facilities”.

The Company incurred approximately $0.3 million of loan origination costs in connection with the SVB Facilities and amortized approximately $24,000 and $21,000 during the quarters ended March 31, 2016 and 2015, respectively.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective with the purchase of AmeriDoc, LLC (“AmeriDoc”) in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2015.

The Company was in compliance with all debt covenants at March 31, 2016 and December 31, 2015.

Note 9. Related Party Transaction

In May 2013, the Company issued a loan to an officer of the Company in the amount of $0.3 million. This was a non‑cash transaction, whereby the loan proceeds were used to exercise options to purchase 312,474 shares of common stock options of the Company at an exercise price of $0.80 per share. The loan carried an interest rate of 2% per annum and was due and payable upon the earlier of (i) May 13, 2017 and (ii) the occurrence of a “Change of Control” as defined in the promissory note evidencing the loan. The officer was required to make monthly interest payments. This loan was repaid in full to the Company in February 2015.

Note 10. Lease Abandonment Charge

In connection with the Company’s abandonment of facilities in Dallas, Texas and Greenwich, Connecticut, the Company incurred $0.4 million in lease abandonment charges during the quarter ended March 31, 2015. There were no lease abandonments in 2016. The following table details the associated liability. The liability of $0.4 million was recorded in accrued expenses in the consolidated balance sheet (in thousands):

Balance January 1, 2016	$474
Charged to expense	-
Paid or settled	(109)
Balance March 31, 2016	$365

Note 11. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At March 31, 2016, the Company was party to the following legal proceedings:

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 14, 2016, the federal court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $3.9 million (or 14% ) and $12.6 million (or 16%) of the Company’s consolidated revenue for the three months ended March 31, 2016 and during the year ended December 31, 2015, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

On June 8, 2015, American Well Corporation filed a complaint against Teladoc in the United States District Court for the District of Massachusetts alleging that certain of its operating platform’s technology infringes one of American Well’s patents, which patent Teladoc is seeking to invalidate pursuant to a petition for inter partes review that Teladoc filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. On November 11, 2015, Teladoc filed a motion to dismiss American Well’s complaint. This motion is pending before the court. Teladoc has investigated the claims alleged in American Well’s complaint and believes that it has good defenses to the claims. However, were Teladoc ultimately not to prevail in the lawsuit, its results of operations would be affected.

Other than as stated the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2016, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at March 31, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

Note 12. Common Stock and Stockholders’ Equity

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the Company of at least $75.0 million (net of underwriting discounts and commissions). On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

Warrants

On May 2, 2014, the Company issued 131,239 common stock warrants to purchase an aggregate of 131,239 shares of its common stock at an exercise price of $2.95 per share to two entities affiliated with SVB. The common stock warrants were immediately exercisable upon issuance and had a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $0.2 million which was recorded as an increase to additional paid in capital and as a debt discount.

On July 24, 2015, the Company issued an aggregate of 59,281 shares of common stock from the cashless exercise of 65,620 warrants at an exercise price of $2.95 per share for one of the affiliates.

On December 22, 2015, the Company issued an aggregate of 54,830 shares of common stock from the cashless exercise of 65,619 warrants at an exercise price of $2.95 per share for one of the affiliates.

The Company had no warrants outstanding as of March 31, 2016 and December 31, 2015.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public enterprise, pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuations. Subsequent to becoming a public enterprise, only options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2015	1,986,390	3,853,479	$7.62	8.54	$41,894
Increase in Plan authorized shares	1,940,154	—	$—	—	$—
Stock option grants	(1,828,900)	1,828,900	$—	—	$—
Stock options exercised	—	(184,941)	$—	—	$—
Stock options expired	9,223	(9,223)	$—	—	$—
Balance at March 31, 2016	2,106,867	5,488,215	$9.46	8.89	$13,270
Vested or expected to vest March 31, 2016		5,095,391	$9.32	8.85	$12,802
Exercisable as of March 31, 2016		1,242,704	$3.63	7.52	$7,421

The total grant‑date fair value of stock options granted during the quarter ended March 31, 2016 was $10.4 million.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Quarters Ended March 31,
	2016	2015
Volatility	44.7% – 46.0%	50.4% – 51.0%
Expected life (in years)	6.0	7.0
Risk-free interest rate	1.24% - 1.91%	1.58% - 1.92%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$5.71	$4.62

Total compensation costs charged as an expense for stock‑based awards, including stock options, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended
	March 31,
	2016	2015
Administrative and marketing	$101	$18
Sales	211	70
Technology and development	209	40
General and administrative	767	683
Total stock-based compensation expense	$1,288	$811

As of March 31, 2016, the Company had $19.4 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.4 years.

Note 13. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. A deferred tax provision was recognized for the quarter ended March 31, 2016, primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. For the three months ended March 31, 2015, an income tax benefit was recognised as a result of acquisition activity partially offset by the aforementioned timing differences.

Substantially all of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements other than statements of historical fact are, or may be, forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimate, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements.

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

•	ongoing legal challenges to or new state actions against our business model;

•	our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	our ability to operate in the heavily regulated healthcare industry;

•	our history of net losses and accumulated deficit;

•	the impact of recent healthcare reform legislation and other changes in the healthcare industry;

•	risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	our ability to establish and maintain strategic relationships with third parties;

•	our ability to recruit and retain a network of qualified Providers;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	rapid technological change in the telehealth market;

•	risks associated with a material weakness that has been identified;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Form 10-Q; and

•	other factors beyond our control.

The foregoing list of factors is not exhaustive, and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our registration statements on Form S-1 (File No.333-204577) filed with the Securities and Exchange Commission (the “SEC”), our Form 10-K in the Annual Report for the year ended December 31, 2015 and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 3,100 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 15 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year, at a cost from $40 to $45 per visit. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 240,000 telehealth visits in the first three months of 2016 and approximately 576,000 telehealth visits for the full year in 2015. Membership increased by approximately 4.5 million members from March 31, 2015 through March 31, 2016.

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

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $26.9 million and $16.5 million in revenue for the quarters ended March 31, 2016 and 2015, respectively, representing 63% year-over-year growth. We had net losses of $15.3 million and $12.7 million for the quarters ended March 31, 2016 and 2015, respectively. For the quarter ended March 31, 2016, 77% and 23% of our revenue was derived from subscription access fees and visit fees, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We completed four acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering. During 2015 we completed the following acquisitions.

On June 17, 2015, we completed our acquisition of StatDoc for aggregate consideration of $30.1 million, comprised of $13.3 million of cash and $16.8 million of our common stock (or 1,051,033 shares), net of cash acquired. StatDoc is a telemedicine provider, focused on managed care, health system and self-insured clients.

In January 2015, we completed the acquisition of BetterHelp, a provider of direct-to-consumer, behavioral health services, for $3.3 million net of cash acquired, and a $1.0 million promissory note and we have agreed to make annual payments to the sellers equal to a percentage of the total net revenue generated by the BetterHelp business through February 2019. This acquisition helps us broaden our service into the direct-to-consumer and behavioral health sector.

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences. Membership increased by approximately 4.5 million members from March 31, 2015 through March 31, 2016.

Number of Visits.  We also realize revenue in connection with the completion of a visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by approximately 91,000 from March 31, 2015 through March 31, 2016.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year.  Conversely, the second quarter of the year has historically been the period of lowest utilization of our Provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2015 filed with the SEC.

Components of Results of Operations

Revenue

We generate approximately 80% of our revenue from our Clients who purchase access to our professional Provider network for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee as well as a visit fee for each completed visit, which is either paid to us by the Client, the Member or both parties. Accordingly, we generate subscription access revenue from our subscription access fees and visit revenue from our visit fees.

Subscription access revenue accounted for approximately 77% and 80% of our total revenue during the quarters ended March 31, 2016 and 2015, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

During the quarter ended March 31, 2016 and 2015, substantially all of our revenue was generated by Clients located in the United States. No Client represented over 10% of revenues for the quarters ended March 31, 2016 and 2015.

No Client represented more than 10% of accounts receivable for the quarter ended March 31, 2016 and year ended December 31, 2015.

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of personnel and related expenses for our marketing staff, including costs of communications materials that are produced to generate greater awareness and utilization among our Clients and Members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

We expect our advertising and marketing expenses to increase for the foreseeable future as we continue to increase the size of our advertising and marketing operations and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities.

Sales Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, employment taxes, travel and stock-based compensation costs for our employees engaged in sales, account management and sales support. Our sales expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

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

Technology and Development Expenses

Technology and development expenses include personnel and related expenses for software engineering, information technology infrastructure, security and compliance and product development. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure and stock-based compensation for our technology and development employees. Our technology and development expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

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

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, product development, legal, business development, operations and human resources departments. They also include stock-based compensation and most of the facilities costs including utilities and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

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

Income Tax Provision (Benefit)

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and net operating losses (“NOLs”). Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the treatment of goodwill for tax purposes compared to financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at March 31, 2016 and December 31, 2015, due to the uncertainty surrounding the future realization of such deferred tax assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the three months ended March 31, 2016 and 2015 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
	2016	2015
	$	$	Variance	%(a)
Revenue	$26,888	$16,488	$10,399	63%
Cost of revenue	7,943	5,281	2,661	50%
Gross profit	18,945	11,207	7,738	69%
Operating expenses:
Advertising and marketing	8,050	4,341	3,709	85%
Sales	5,270	3,682	1,588	43%
Technology and development	5,225	2,906	2,319	80%
General and administrative	13,607	11,968	1,639	14%
Total operating expenses	32,152	22,897	9,255	40%
EBITDA	(13,207)	(11,690)	(1,517)	13%
Depreciation and amortization	1,508	903	605	67%
Loss from operations	(14,715)	(12,593)	(2,122)	17%
Interest income (expense), net	(427)	(568)	141	25%

Net loss before taxes	(15,142)	(13,161)	(1,981)	15%
Income tax (provision) benefit	(162)	458	(620)	-135%

Net loss	$(15,304)	$(12,703)	$(2,601)	20%

(1)

EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization. See additional information regarding EBITDA and Adjusted EBITDA at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted EBITDA

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(15,304)	$(12,703)
Add (deduct):
Interest (income) expense, net	427	568
Provision for income taxes (benefits)	162	(458)
Depreciation expense	447	214
Amortization expense	1,061	689
EBITDA	(13,207)	(11,690)
Stock-based compensation	1,288	811
Adjusted EBITDA(1)	$(11,919)	$(10,879)

(1)	Adjusted EBITDA

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use Adjusted EBITDA, a non-U.S. GAAP financial measure. We believe that the presentation of this financial measure enhances an investor’s understanding of our financial performance. We further believe that this financial measure is a useful financial metric to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. Accordingly, we utilize Adjusted EBITDA as the primary measure of our performance.

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization and stock-based compensation. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

We believe this financial measure is commonly used by investors to evaluate our performance and that of our competitors. However, our use of the term Adjusted EBITDA may vary from that of others in our industry. Adjusted EBITDA should not be considered as an alternative to net loss before taxes, net loss, loss per share or any other performance measures derived in accordance with U.S. GAAP as measures of performance.

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

Consolidated Results of Operations Discussion

We completed our acquisitions of Gateway on July 31, 2015, StatDoc on June 17, 2015 and BetterHelp on January 23, 2015. The results of operations of BetterHelp, StatDoc and Gateway since their respective acquisition dates have been included in our unaudited consolidated financial statements included in this Quarterly Report.

Revenue.  Total revenue was $26.9 million for the quarter ended March 31, 2016, compared to $16.5 million during the quarter ended March 31, 2015, an increase of $10.4 million, or 63%. The increase in revenue was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new Clients, as the number of Members increased by 42% from March 31, 2015 to March 31, 2016. We experienced approximately 240,000 visits, representing $6.2 million of visit fees for the quarter ended March 31, 2016, compared to approximately 149,000 visits, representing $3.3 million of visit fees during the quarter ended March 31, 2015, an increase of $2.9 million, or 87%.

Cost of Revenue.  Cost of revenue was $7.9 million for the quarter ended March 31, 2016 compared to $5.3 million for the quarter ended March 31, 2015, an increase of $2.6 million, or 50%. The increase was primarily due to increased telehealth visits resulting in increased provider fees, increased physician network operation center costs.

Gross Profit.  Gross profit was $18.9 million, or 70% as a percentage of revenue, for the quarter ended March 31, 2016 compared to $11.2 million, or 68%, as a percentage of revenue, for the quarter ended March 31, 2015, an increase of $7.7 million, or 69%. The increase was primarily due to the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $8.0 million for the quarter ended March 31, 2016 compared to $4.3 million for the quarter ended March 31, 2015, an increase of $3.7 million, or 85%. This increase primarily consisted of increased member engagement initiatives, sponsorship of professional organizations and trade shows of $3.1 million, increased staffing of $0.4 million and other expenses of $0.2 million.

Sales Expenses.  Sales expenses were $5.3 million for the quarter ended March 31, 2016 compared to $3.7 million for the quarter ended March 31, 2015, an increase of $1.6 million, or 43%. This increase primarily consisted of increased staffing and sales commissions of $1.3 million and an increase to other sales expenses of $0.3 million.

Technology and Development Expenses.  Technology and development expenses were $5.2 million for the quarter ended March 31, 2016 compared to $2.9 million for the quarter ended March 31, 2015, an increase of $2.3 million, or 80%. This increase resulted primarily from hiring additional personnel totaling $2.2 million.

General and Administrative Expenses.  General and administrative expenses were $13.6 million for the quarter ended March 31, 2016 compared to $12.0 million for the quarter ended March 31, 2015, an increase of $1.6 million, or 14%. This increase was driven primarily by an increase in employee-related expenses of approximately $2.2 million as a result of growth in total employee headcount to 618 at March 31, 2016 as compared to 259 at March 31, 2015. Other expenses, which include office-related charges and bank charges, increased by $1.2 million for the three months ended March 31, 2016 as compared to March 31, 2015 to support the growth of our business.

The aforementioned increases are partially offset by $1.2 million as a result of a reduction in our physician network operations costs as we migrated all previously outsourced call center activities in-house. Professional fees, principally legal, decreased by $0.6 million for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015.

Depreciation and Amortization.  Depreciation and amortization was $1.5 million for the quarter ended March 31, 2016 compared to $0.9 million for the quarter ended March 31, 2015, an increase of $0.6 million, or 67%. The increase was due to additional amortization expenses primarily related to acquisition-related intangible assets that grew from $12.5 million at March 31, 2015 to $21.2 million at March 31, 2016 and an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $2.7 million at March 31, 2015 to $8.6 million at March 31, 2016.

Interest Income (Expense), Net.  Interest income (expense), net consists of interest costs associated with our bank and other debt and interest income from short-term investments in marketable securities. Interest income (expense), net was $0.4 million for the quarter ended March 31, 2016 compared to $0.6 million for the quarter ended March 31, 2015. The decrease in net interest expense reflects higher interest income from our short-term investments.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended
	March 31,
	2016	2015
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(17,130)	$(10,336)
Net cash provided by (used in) investing activities	12,074	(4,068)
Net cash provided by financing activities	183	28
Total	$(4,872)	$(14,376)

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

Our principal sources of liquidity are cash and cash equivalents totaling $50.2 million as of March 31, 2016, which were held for working capital purposes. In addition, we have $69.5 million of short-term investments in marketable securities. Our cash and cash equivalents are comprised of money market funds and marketable securities.

Cash Used in Operating Activities

For the three months ended March 31, 2016, cash used in operating activities was $17.1 million. The negative cash flows resulted primarily from our net loss of $15.3 million, partially offset by depreciation and amortization of $1.5 million, allowance for doubtful accounts of $0.8 million, stock-based compensation of $1.3 million, deferred income tax of $0.2 million and accretion of interest of $0.1 million. These items are offset by the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $5.7 million, all of which was the result of growth of the business.

For the three months ended March 31, 2015, cash used in operating activities was $10.3 million. The negative cash flows resulted primarily from our net loss of $12.7 million, partially offset by depreciation and amortization of $0.9 million, allowance for doubtful accounts of $0.5 million, stock-based compensation of $0.8 million and the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $0.6 million. These items were offset by deferred income taxes of $0.4 million.

The increase in cash used in operating activities was primarily the result of additional headcount, increased marketing expenses, costs incurred to improve and optimize our technology platform, increases in our physician network operations center and office-related charges to support the growth of our business.

Cash Provided by (Used) in Investing Activities

Cash provided by investing activities was $12.1 million for the three months ended March 31, 2016. Cash provided by investing activities consisted of purchase and maturities of short-term marketable securities of $12.7 million, net of sales, and offset by purchases of property and equipment totaling $0.2 million and investments in internally developed capitalized software of $0.4 million.

Cash used in investing activities was $4.1 million for the three months ended March 31, 2015. Cash used in investing activities consisted of the acquisitions of BetterHelp of $3.3 million, purchases of property and equipment totaling $0.4 million and investments in internally developed capitalized software of $0.4 million.

Cash Provided by Financing Activities

Historically, our primary financing activities have consisted of private sales of preferred stock and bank and other borrowings. In July 2015, we generated cash proceeds from our IPO.

Cash provided by financing activities for the three months ended March 31, 2016 was $0.2 million. Cash provided by financing activities consisted of proceeds from the exercise of employee stock options of $0.5 million, offset by repayment of $0.3 million under the Revolving Advance Facility.

Cash provided by financing activities for the three months ended March 31, 2015 consisted of proceeds from the exercise of employee stock options.

Looking Forward

As a result of our recent IPO, we received $163.1 million of net cash proceeds in July 2015. Currently, we anticipate negative EBITDA results through the end of 2017.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings and the continuing market acceptance of telehealth. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.

Indebtedness

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Revolving Advance facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provides for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $6.5 million at March 31, 2016 and December 31, 2015. The Revolving Advance Facility carries interest at a rate of 0.75% above the prime rate per annum and was to mature in April 2016. The Company entered into an amendment to the Revolving Advance Facility in March 2015 that extended its maturity to April 2017. Interest payments are payable monthly in arrears.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of March 31, 2016 and December 31, 2015, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Term Loan was completed in September 2014. The Mezzanine Term Loan carries interest at a rate of 10.00% per annum and matures in May 2017. Interest payments are payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were immediately exercisable and had a 10‑year term and were exercised in 2015. See Note 12, “Common Stock and Stockholders’ Equity”, for more information. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business. The Amended and Restated Loan and Security Agreement with SVB and the Subordinated Loan and Security Agreement are collectively referred to as the “SVB Facilities”.

The Company incurred approximately $0.3 million of loan origination costs in connection with the SVB Facilities and amortized approximately $24,000 and $21,000 during the quarters ended March 31, 2016 and 2015, respectively.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7.00% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2015.

The Company was in compliance with all debt covenants at March 31, 2016 and December 31, 2015.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2016:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating leases	$9,995	$1,684	$2,160	$1,850	$4,301
Obligations under SVB Facilities and AmeriDoc Promissory Note	26,354	1,250	25,000	104	—
Interest associated with long-term debt	2,426	1,934	492	0	—
Total	$38,775	$4,868	$27,652	$1,954	$4,301

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan facility and Revolving Advance facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan facility and Revolving Advance facility as of March 31, 2016, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $25,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of March 31, 2016. This conclusion is due to the following material weakness in our internal control over financial reporting.

In connection with our 2015 and 2014 audits, management identified a material weakness in our internal control over financial reporting relating to the breadth of our internal accounting team. Specifically, we did not have a sufficient number of accounting personnel to effectively design and operate proper internal controls over financial reporting. We are taking steps to remediate this material weakness, which has included expanding our internal accounting team with additional qualified personnel. In addition, we are in the process of documenting and assessing our internal controls over financial reporting. We anticipate that we will remediate this material weakness during 2016.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business in the State of Texas accounted for approximately $3.9 million (or 14%), and $12.6 million (or 16%), of the Company’s consolidated revenue for the three months ended March 31, 2016 and during the year ended December 31, 2015, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

On June 8, 2015, American Well Corporation filed a complaint against Teladoc in the United States District Court for the District of Massachusetts alleging that certain of its operating platform’s technology infringes one of American Well’s patents, which patent Teladoc is seeking to invalidate pursuant to a petition for inter partes review that Teladoc filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. On November 11, 2015, Teladoc filed a motion to dismiss American Well’s complaint. This motion is pending before the court. Teladoc has investigated the claims alleged in American Well’s complaint and believes that it has good defenses to the claims. However, were Teladoc ultimately not to prevail in the lawsuit, its results of operations would be affected.

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

The net proceeds of approximately $163.1 million from our initial public offering have been invested in short-term investment grade, interest-bearing corporate obligations. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated June 30, 2015, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 6. Exhibits and Reports on Form 8-K

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Form 10-Q, and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC, INC.

Date: May 10, 2016	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President and Chief Financial Officer

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program.	10-Q	001-37477	10.7	8/12/15

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15
21.1	Subsidiaries of the Registrant.	S-1/A			7/01/15

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

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