Form 10-Q
period 2016-06-30
Teladoc, Inc.
filed 2016-08-03
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, the Registrant had 45,705,392 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2016

i

PART I

FINANCIAL INFORMATION

ITEM1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$55,781	$55,066
Short-term investments	56,698	82,282
Accounts receivable, net of allowance of $3,086 and $1,812, respectively	13,209	12,134
Prepaid expenses and other current assets	1,661	2,096
Total current assets	127,349	151,578
Property and equipment, net	6,100	6,259
Goodwill	56,342	56,342
Intangible assets, net	13,794	15,265
Other assets	305	293
Total assets	$203,890	$229,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$506	$2,213
Accrued expenses and other current liabilities	6,608	8,197
Accrued compensation	4,631	6,326
Long-term bank and other debt-current portion	4,250	1,250
Total current liabilities	15,995	17,986
Other liabilities	7,441	6,775
Deferred taxes	1,357	1,185
Long term bank and other debt, net	27,137	25,227
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 38,744,118 shares and 38,524,922 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	39	38
Additional paid-in capital	312,589	309,078
Accumulated deficit	(160,693)	(130,510)
Accumulated other comprehensive income (loss)	25	(42)
Total stockholders’ equity	151,960	178,564
Total liabilities and stockholders’ equity	$203,890	$229,737

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$26,488	$18,283	$53,376	$34,771
Cost of revenue	6,891	4,793	14,834	10,074
Gross profit	19,597	13,490	38,542	24,697
Operating expenses:
Advertising and marketing	7,804	4,730	15,854	9,071
Sales	5,860	4,397	11,130	8,079
Technology and development	4,829	3,203	10,054	6,109
Legal	1,666	5,332	2,788	6,817
Regulatory	772	733	1,620	1,010
General and administrative	11,570	10,423	23,207	20,629
Depreciation and amortization	1,558	923	3,066	1,826
Loss from operations	(14,462)	(16,251)	(29,177)	(28,844)
Interest income (expense), net	(407)	(642)	(834)	(1,210)
Net loss before taxes	(14,869)	(16,893)	(30,011)	(30,054)
Income tax (provision) benefit	(10)	(171)	(172)	287
Net loss	$(14,879)	$(17,064)	$(30,183)	$(29,767)
Net loss per share, basic and diluted	$(0.38)	$(7.20)	$(0.78)	$(13.13)

Weighted-average shares used to compute basic and diluted net loss per share	38,717,186	2,370,113	38,650,765	2,266,959

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(14,879)	$(17,064)	$(30,183)	$(29,767)
Other comprehensive income, net of tax
Net change in unrealized gains on available-for-sale securities	8	—	67	—
Other comprehensive income, net of tax	8	—	67	—

Comprehensive loss	$(14,871)	$(17,064)	$(30,116)	$(29,767)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2015	38,524,922	$38	$309,078	$(130,510)	$(42)	$178,564
Exercise of stock options	219,266	1	589	—	—	590
Stock-based compensation	—	—	2,922	—	—	2,922
Other comprehensive income, net of tax	—	—	—	—	67	67
Net loss	—	—	—	(30,183)	—	(30,183)
Balance as of June 30, 2016	38,744,188	$39	$312,589	$(160,693)	$25	$151,960

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(30,183)	$(29,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,066	1,826
Allowance for doubtful accounts	1,429	958
Stock-based compensation	2,922	1,378
Deferred income taxes	172	(287)
Accretion of interest	175	81
Changes in operating assets and liabilities:
Accounts receivable	(2,504)	(2,639)
Prepaid expenses and other current assets	435	(105)
Other assets	(12)	32
Accounts payable	(1,707)	3,748
Accrued expenses and other current liabilities	(1,589)	4,066
Accrued compensation	(1,695)	1,648
Other liabilities	616	1,466
Net cash used in operating activities	(28,875)	(17,595)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(778)	(3,466)
Purchase of internal software	(658)	(849)
Purchase of marketable securities	(44,188)	—
Proceeds from the liquidation/maturity of marketable securities	69,749	—
Acquisition of business, net of cash acquired	—	(13,545)
Net cash provided by (used in) investing activities	24,125	(17,860)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	590	261
Payment of deferred offering costs	—	(2,411)
Proceeds from borrowing under bank and other debt	5,500	6,800
Repayment of bank loan	(625)	(208)
Net cash provided by financing activities	5,465	4,442
Net increase (decrease) in cash and cash equivalents	715	(31,013)
Cash and cash equivalents at beginning of the period	55,066	46,436
Cash and cash equivalents at end of the period	$55,781	$15,423
Interest paid	$1,050	$920

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

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and six months ended June 30, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

The unaudited consolidated financial statements include the results of Teladoc, two professional associations, twenty one professional corporations and a service corporation: Teladoc Physicians, P.A., Teladoc Behavioral Health, P.A., Teladoc Physicians, P.C. formed and operated in Alaska; Teladoc Physicians, P.C. formed and operated in California; Teladoc Physicians, P.C. formed and operated in Colorado; Teladoc Physicians, P.C. formed and operated in Michigan; Teladoc Physicians, P.C. formed and operated in New Jersey; Teladoc Physicians, P.C. formed and operated in New York; Teladoc Physicians, P.C. formed and operated in North Carolina; Teladoc Behavioral Health, P.C. formed and operated in Alaska; Teladoc Behavioral Health Alabama, P.C. formed and operated in Alabama; Teladoc Behavioral Health California, P.C. formed and operated in California; Teladoc Behavioral Health Colorado, P.C. formed and operated in Colorado; Teladoc Behavioral Health Illinois, P.C. formed and operated in Illinois; Teladoc Behavioral Health Louisiana, P.C. formed and operated in Louisiana; Teladoc Behavioral Health Massachusetts, P.C. formed and operated in Massachusetts; Teladoc Behavioral Health Michigan, P.C. formed and operated in Michigan; Teladoc Behavioral Health Nebraska, P.C. formed and operated in Nebraska; Teladoc Behavioral Health New Jersey, P.C. formed and operated in New Jersey; Consult Psychiatry, P.C. formed and operated in New York; Teladoc Behavioral Health North Carolina, P.C. formed and operated in North Carolina; Teladoc Behavioral Health Rhode Island, P.C. formed and operated in Rhode Island; Teladoc Behavioral Health Virginia, P.C. formed and operated in Virginia; and Teladoc Behavioral Health Wisconsin, S.C. formed and operated in Wisconsin (collectively, the “Association”).

Teladoc Physicians, P.A. is party to several Services Agreements by and among it and the professional corporations noted above pursuant to which each professional corporation provides services to Teladoc Physicians, P.A.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Total revenue and net loss for the VIE were $4.9 million and $(1.9) million, respectively, for the quarter ended June 30, 2016 and $3.1 million and $(1.4) million, respectively, for the quarter ended June 30, 2015. Total revenue and net loss for the VIE were $11.0 million and $(3.5) million, respectively, for the six months ended June 30, 2016 and $6.4 million and $(3.9) million, respectively, for the six months ended June 30, 2015. The VIE’s total assets were $3.1 million and $2.4 million at June 30, 2016 and December 31, 2015, respectively. Total liabilities for the VIE were $23.0 million and $18.7 million at June 30, 2016 and December 31, 2015, respectively. The VIE’s total stockholders’ deficit was $19.9 million and $16.4 million at June 30, 2016 and December 31, 2015, respectively.

All intercompany transactions and balances have been eliminated.

There have been no changes to the significant accounting policies described in the Form-10-K that have had a material impact on the consolidated financial statements and related notes.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including the preferred stock (in 2015) and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company deducts from revenue an estimate of the amount that will be due at the end of the respective client’s contractual period. The Company issued credits amounting to less than $0.1 million and $0.1 million for the quarters ended June 30, 2016 and 2015, respectively, and less than $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, there were no short-term investments that had been in a continuous loss position for more than 12 months.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains or losses are included in interest income (expense), net in the Company’s consolidated statements of operations. There were no realized gains or losses for the six months ended June 30, 2016 and 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed unctollectable are charged against the allowance for doubtful accounts when identified.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Internal‑Use Software

Internal‑use software, both from development activities and from business acquisitions, is included in intangible assets and is amortized on a straight‑line basis over 3 to 5 years. For development costs related to software development tools that enable the Company’s Members and Providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2015, the FASB issued ASU 2015-16,  Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. For the quarter and six months ended June 30, 2016, there was no impact of the adoption of this standard on our consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for share-based payments. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The new guidance will be effective for the Company starting in the first quarter of fiscal 2017. Early adoption is permitted in any annual or interim period. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As such, the Company has determined the promissory note to be compensatory and is accruing the expense over the service term. In December 2015, the Company agreed to pay the $1.0 million promissory note plus interest in January 2016 and, as a result, accelerated the expense in 2015. BetterHelp was acquired to help the Company expand its operations in the direct‑to‑consumer behavioral health sector. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total transaction costs of the acquisition were $0.1 million.

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

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations. BetterHelp and StatDoc’s operating results from the date of their respective acquisition in 2015 to June 30, 2016 are included in the accompanying unaudited consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
June 30, 2016
Client relationships	2 to 10 years	$11,651	$(4,060)	$7,591	7.4
Non-compete agreements	3 to 5 years	3,410	(1,894)	1,516	2.0
Trademarks	3 years	140	(67)	73	1.6
Internal software	3 to 5 years	6,310	(1,696)	4,614	3.2
Intangible assets, net		$21,511	$(7,717)	$13,794	5.4
December 31, 2015
Client relationships	2 to 10 years	$11,651	$(3,219)	$8,432	7.9
Non-compete agreements	3 to 5 years	3,410	(1,360)	2,050	2.3
Trademarks	3 years	140	(44)	96	2.1
Internal software	3 to 5 years	5,662	(975)	4,687	3.8
Intangible assets, net		$20,863	$(5,598)	$15,265	5.9

Amortization expense for intangible assets was $1.0 million and $0.7 million for the quarters ended June 30, 2016 and 2015, respectively and $2.1 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of June 30,	As of December 31,
	2016	2015
Beginning balance	$56,342	$28,454
Additions associated with acquisitions	-	27,888
Goodwill	$56,342	$56,342

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2016	2015
Professional fees	$477	$411
Consulting fees/customer service fees/provider fees	829	869
Legal fees	2,142	1,056
Interest payable	227	287
Marketing	125	53
Earnout and compensation	—	2,449
Lease abandonment	262	433
Deferred revenue	788	831
Other	1,758	1,808
Total	$6,608	$8,197

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,781	$—	$—	$55,781
Short-term investments	$13,954	$42,744	$—	$56,698
Contingent liability (included in other liabilities)	$—	$—	$3,382	$3,382

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,066	$—	$—	$55,066
Short-term investments	$—	$82,282	$—	$82,282
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,408	$3,408

There were no transfers between fair value measurement levels during the six months ended June 30, 2016 and 2015.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2015	$3,408
Change in fair value	(26)
Fair value at June 30, 2016	$3,382

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of June 30,	As of December 31,
	2016	2015
SVB Mezzanine Term Loan less debt discount of $155 and $190	$12,845	$12,810
SVB Term Loan Facility	3,542	4,167
SVB Revolving Advance Facility	12,000	6,500
Subordinated Promissory Note	3,000	3,000
Total	31,387	26,477
Less: current portion of SVB Term Loan Facility	(4,250)	(1,250)
Long term bank and other debt	$27,137	$25,227

Long term bank and other debt are stated at amortized cost, which approximates fair value.

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Revolving Advance Facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provides for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $12.0 million at June 30, 2016 and $6.5 million at December 31, 2015. The Revolving Advance Facility carries interest at a rate of 0.75% above the prime rate per annum and matured in April 2017, see below. Interest payments are payable monthly in arrears.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of June 30, 2016 and December 31, 2015, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Facility was completed in September 2014. The Mezzanine Term Loan carries interest at a rate of 10.00% per annum and matured in May 2017, see below. Interest payments are payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants are immediately exercisable and have a 10‑year term. See Note 12, “Common Stock and Stockholders’ Equity”, for more information. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business. The Amended and Restated Loan and Security Agreement with SVB and the Subordinated Loan and Security Agreement are collectively referred to as the “SVB Facilities”.

The Company has reflected portions of the Revolving Advance Facility, Amended Term Loan Facility and Mezzanine Term Loan as long term bank and other debt, net on the June 30, 2016 balance sheet as a result of a subsequent re-financing. See Note 13, “Subsequent Events”.

The Company incurred approximately $0.3 million of loan origination costs in connection with the SVB Facilities and amortized less than $0.1 million during both of the quarters ended June 30, 2016 and 2015, and less than $0.1 million during both of the six months ended June 30, 2016 and 2015.

Effective with the purchase of AmeriDoc, LLC (“AmeriDoc”) in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2015. As a result of the seller put option, the Company has classified the outstanding balance from long-term to current liability as of June 30, 2016.

The Company was in compliance with all debt covenants at June 30, 2016 and December 31, 2015.

Note 9. Lease Abandonment Charge

In connection with the Company’s abandonment of facilities in Dallas, Texas and Greenwich, Connecticut, the Company incurred $0.2 million and $0.7 million, in lease abandonment charges during the quarter and six months ended June 30, 2015, respectively, included within general and administrative expenses in the consolidated statement of operations. There were no lease abandonments in 2016. The following table details the associated liability. The liability of $0.3 million was recorded in accrued expenses in the consolidated balance sheet (in thousands):

Balance January 1, 2016	$474
Paid or settled	(212)
Balance June 30, 2016	$262

Note 10. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At June 30, 2016, the Company was party to the following legal proceedings:

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board (the ‘‘TMB’’) in the United States District Court for the Western District of Texas, Austin Division alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendment, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and is pending. On January 14, 2016, the District Court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $7.6 million (or 14% ) and $12.6 million (or 16%) of the Company’s consolidated revenue for the six months ended June 30, 2016 and during the year ended December 31, 2015, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

On June 8, 2015, American Well Corporation filed a complaint against Teladoc in the United States District Court for the District of Massachusetts alleging that certain of its operating platform’s technology infringes one of American Well’s patents, which patent Teladoc is seeking to invalidate pursuant to a petition for inter partes review that Teladoc filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. On June 13, 2016, the District Court dismissed the complaint against Teladoc on the basis that the intellectual property claims

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

American Well sought to protect were not of patentable subject matter. On July 15, 2016, American Well filed notice with the District Court of its intent to appeal the court’s decision.

Other than as stated the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2016, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at June 30, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

Note 11. Common Stock and Stockholders’ Equity

Capitalization

On July 7, 2015, Teladoc closed on its IPO in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. The Company received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million.

On June 17, 2015, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of all outstanding shares of common stock which provided that every 2.2859 shares of the Company’s issued and outstanding common stock automatically combine into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split. In addition, the Certificate of Amendment increased the number of authorized shares of the Company’s common stock to 75,000,000 shares and the number of authorized shares of the Company’s preferred stock to 50,479,286 shares. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

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

On December 22, 2015, the Company issued an aggregate of 54,830 shares of common stock from the cashless exercise of 65,619 warrants at an exercise price of $2.95 per share for the one of the other affiliates.

The Company had no warrants outstanding as of June 30, 2016 and December 31, 2015.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public enterprise, pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuation. Subsequent to becoming a public enterprise, only options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2015	1,986,390	3,851,095	$7.62	8.54	$41,894
Increase in Plan authorized shares	1,940,154	—	$—	—	$—
Stock option grants	(2,151,541)	2,151,541	$—	—	$—
Stock options exercised	—	(219,266)	$—	—	$—
Stock options expired	94,352	(94,352)	$—	—	$—
Balance at June 30, 2016	1,869,355	5,689,018	$9.64	8.72	$39,485
Vested or expected to vest June 30, 2016		5,331,251	$9.52	8.68	$37,630
Exercisable as of June 30, 2016		1,463,897	$4.30	7.45	$17,153

The total grant‑date fair value of stock options granted during the quarter and six months ended June 30, 2016 was $1.7 million and $12.1 million, respectively.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2016	2015
Volatility	44.7% – 46.0%	49.6% – 51.0%
Expected life (in years)	6.0	7.0
Risk-free interest rate	1.24% - 1.91%	1.58% - 2.06%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$5.71	$5.15

Total compensation costs charged as an expense for stock‑based awards, including stock options, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Administrative and marketing	$115	$23	$217	$41
Sales	228	95	438	165
Technology and development	266	52	475	92
General and administrative	1,025	397	1,792	1,080
Total stock-based compensation expense	$1,634	$567	$2,922	$1,377

As of June 30, 2016, the Company had $19.3 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.1 years.

Note 12. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. A deferred tax provision was recognized for the quarter ended June 30, 2016 and 2015, as well as for the six months ended June 30, 2016, primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. For the six months ended June 30, 2015, an income tax benefit was realized as a result of acquisition activity partially offset by the aforementioned timing differences.

Substantially all of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

Note 13. Subsequent Events

On July 1, 2016, Teladoc acquired HY Holdings, Inc. d/b/a HealthiestYou (“HealthiestYou”), a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou offers

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

members a suite of tools to easily control their health care access and costs, including physician locator, prescription pricing and benefits lookup, all through a fully-integrated interface. The purchase price was approximately $160 million consisting of $45 million of cash and 6.96 million shares of Teladoc’s common stock. The number of shares representing the stock component was determined by dividing $80 million by the average of the closing prices for Teladoc stock for the 60 trading days prior to June 28, 2016. The Company is in the process of assessing the associated purchase accounting which will be recorded in the Company’s third quarter 2016 financial statements.

On July 11, 2016, the Company entered into an Amended and Restated Loan and Security Agreement with SVB that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the WSJ Prime Rate with a WSJ Prime Rate floor of 3.5% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million and will be recorded as an increase to additional paid in capital and as a debt discount. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

The Line of Credit Facility provides for borrowings up to $25.0 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there is an additional $25 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carries interest at a rate of 0.50% above the WSJ Prime Rate and matures in July 2019. The Company incurred an initial $75,000 loan origination fee and is responsible for additional annual $75,000 annual fees on the annual anniversary of the Line of Credit Facility. The Company will also be liable for a $50,000 loan arrangement fee if and when the Company utilizes the Uncommitted Incremental Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements other than statements of historical fact are, or may be, forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements.

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

•	ongoing legal challenges to or new state actions against our business model;
•	our dependence on our relationships with affiliated professional entities;
•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to operate in the heavily regulated healthcare industry;
•	our history of net losses and accumulated deficit;
•	the impact of recent healthcare reform legislation and other changes in the healthcare industry;
•	risk of loss of any of our significant Clients;
•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products or services to which they subscribe;
•	our ability to establish and maintain strategic relationships with third parties;
•	our ability to recruit and retain a network of qualified Providers;
•	risk that the insurance we maintain may not fully cover all potential exposures;
•	rapid technological change in the telehealth market;
•	any statements of belief and any statements of assumptions underlying any of the foregoing;
•	other factors disclosed in the Form 10-Q; and
•	other factors beyond our control.

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

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 3,000 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 15 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 439,000 telehealth visits in the first six months of 2016 and approximately 576,000 telehealth visits for the full year in 2015. Membership increased by approximately 3.9 million members from June 30, 2015 through June 30, 2016.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans and consumers (our “Clients”) purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals (our “Providers”) have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which is approximately 95% over the last seven years. We further believe any consumer, employer or health plan or practitioner interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

In July 2015, we closed on our IPO in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. We received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $26.5 million and $18.3 million in revenue for the quarters ended June 30, 2016 and 2015, respectively, representing 45% year-over-year growth and $53.4 million and $34.7 million for the six months ended June 30, 2016 and 2015, respectively, representing 54% year-over-year growth. We had net losses of $14.9 million and $17.1 million for the quarters ended June 30, 2016 and 2015, respectively, and $30.2 million and $29.8 million for the six months ended June 30, 2016 and 2015, respectively. For the quarter ended June 30, 2016, 81% and 19% of our revenue was derived from subscription access fees and visit fees, respectively, and for the six months ended June 30, 2016, 79% and 21% of our revenue was derived from subscription access fees and visit fees, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We believe acquisitions have expanded our distribution capabilities and broadened our service offering. During 2015 we completed the following acquisitions.

On June 17, 2015, we completed our acquisition of Stat Health Services Inc. (“StatDoc”), a telemedicine provider, focused on managed care, health system and self-insured clients, for aggregate consideration of $30.1 million, comprised of $13.3 million of cash and $16.8 million of our common stock (or 1,051,033 shares), net of cash acquired.

On January 23, 2015, we completed the acquisition of Compile, Inc. d/b/a BetterHelp (“BetterHelp”), a provider of direct-to-consumer, behavioral health services, for $3.3 million net of cash acquired, and a $1.0 million promissory note and we have agreed to make annual payments to the sellers equal to a percentage of the total net revenue generated by the BetterHelp business through February 2019. This acquisition helped us broaden our service into the direct-to-consumer and behavioral health sector.

Additionally, on July 1, 2016, Teladoc acquired HY Holdings, Inc. d/b/a HealthiestYou (“HealthiestYou”), a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou offers members a suite of tools to easily control their health care access and costs, including physician locator, prescription pricing and benefits lookup, all through a fully-integrated interface. The purchase price was approximately $160 million consisting of $45 million of cash and 6.96 million shares of Teladoc’s common stock. The number of shares representing the stock component was determined by dividing $80 million by the average of the closing prices for Teladoc stock for the 60 trading days prior to June 28, 2016.

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences. Membership increased by approximately 3.9 million members from June 30, 2015 through June 30, 2016.

Number of Visits.  We also recognize revenue in connection with the completion of a visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by approximately 165,000 for the six month period ended June 30, 2016 compared to the same period in 2015.

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

Subscription access revenue accounted for approximately 81% and 83% of our total revenue during the quarters ended June 30, 2016 and 2015, respectively, and 79% and 81% during the six months ended June 30, 2016 and 2015, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

During the quarter ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, substantially all of our revenue was generated by Clients located in the United States. No Client represented over 10% of revenues for the quarters ended June 30, 2016 and 2015.

One Client represented more than 10% of accounts receivable for the quarter ended June 30, 2016 and none for the year ended December 31, 2015.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our call center activities and insurance, which includes coverage for medical malpractice claims. Cost of revenue is driven primarily by the number of visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to grow our headcount to continue to build our Provider network operations center and to enhance our sales and technology capabilities and support business growth, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

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

Legal and Regulatory

Legal and Regulatory expenses include professional fees incurred. Our legal and regulatory expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, product development, business development, operations and human resources departments. They also include stock-based compensation and most of the facilities costs including utilities and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

We expect our general and administrative expenses to increase for the foreseeable future due to costs that we incur as a public enterprise, as well as other costs associated with continuing to grow our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.

Interest Income (Expense), Net

Interest income (expense), net consists of interest activity associated with our bank, other debt and short-term investments.

Income Tax Provision (Benefit)

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and net operating losses (“NOLs”). Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the treatment of goodwill for tax purposes compared to financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at June 30, 2016 and December 31, 2015, due to the uncertainty surrounding the future realization of such deferred tax assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the three and six months ended June 30, 2016 and 2015 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015			2016	2015
	$	$	Variance	%(a)	$	$	Variance	%(a)
Revenue	$26,488	$18,283	$8,205	45%	$53,376	$34,771	$18,605	54%
Cost of revenue	6,891	4,793	2,098	44%	14,834	10,074	4,760	47%
Gross profit	19,597	13,490	6,107	45%	38,542	24,697	13,845	56%
Operating expenses:
Advertising and marketing	7,804	4,730	3,074	65%	15,854	9,071	6,783	75%
Sales	5,860	4,397	1,463	33%	11,130	8,079	3,051	38%
Technology and development	4,829	3,203	1,626	51%	10,054	6,109	3,945	65%
Legal	1,666	5,332	(3,666)	(69)%	2,788	6,817	(4,029)	(59)%
Regulatory	772	733	39	5%	1,620	1,010	610	60%
General and administrative	11,570	10,423	1,147	11%	23,207	20,629	2,578	12%
Depreciation and amortization	1,558	923	635	69%	3,066	1,826	1,240	68%
Loss from operations	(14,462)	(16,251)	1,789	(11)%	(29,177)	(28,844)	(333)	1%
Interest income (expense), net	(407)	(642)	235	37%	(834)	(1,210)	376	31%
Net loss before taxes	(14,869)	(16,893)	2,024	(12)%	(30,011)	(30,054)	43	0%
Income tax (provision) benefit	(10)	(171)	161	(94)%	(172)	287	(459)	(160)%
Net loss	$(14,879)	$(17,064)	$2,185	(13)%	$(30,183)	$(29,767)	$(416)	1%

EBITDA and Adjusted EBITDA, non-U.S. GAAP Financial Measures

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
			(in thousands)
Net loss	$(14,879)	$(17,064)	$(30,183)	$(29,767)
Add (deduct):
Interest (income) expense, net	407	642	834	1,210
Income tax provision (benefit)	10	171	172	(287)
Depreciation expense	490	215	936	429
Amortization expense	1,068	708	2,130	1,397
EBITDA(1)	(12,904)	(15,328)	(26,111)	(27,018)
Stock-based compensation	1,634	567	2,922	1,378
Transaction related costs	763	362	763	535
Adjusted EBITDA(2)	$(10,507)	$(14,399)	$(22,426)	$(25,105)

(1)	EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization.
(2)

Adjusted EBITDA consists of net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation and transaction costs related to mergers and acquisitions. See additional information regarding Adjusted EBITDA below.

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

We believe this financial measure is commonly used by investors to evaluate our performance. However, our use of the term Adjusted EBITDA may vary from that of others in our industry. Adjusted EBITDA should not be considered as an alternative to net loss before taxes, net loss, loss per share or any other performance measures derived in accordance with U.S. GAAP as measures of performance.

Adjusted EBITDA has an important limitation as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

Adjusted EBITDA:

•	does not reflect the significant interest expense on our debt; and
•	does not reflect the significant non cash stock compensation expense which should be viewed as a component of recurring operating costs; and
•	does not reflect the significant transaction costs related to mergers and acquisitions; and
•	eliminates the impact of income taxes on our results of operations; and
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

Consolidated Results of Operations Discussion

We completed our acquisitions of Gateway on July 31, 2015, StatDoc on June 17, 2015, BetterHelp on January 23, 2015. The results of operations of BetterHelp, StatDoc and Gateway since the respective acquisition dates have been included in our unaudited consolidated financial statements included in this Quarterly Report.

Revenue.  Total revenue was $26.5 million for the quarter ended June 30, 2016, compared to $18.3 million during the quarter ended June 30, 2015, an increase of $8.2 million, or 45%. Total revenue was $53.4 million for the six months ended June 30, 2016, compared to $34.8 million during the six months ended June 30, 2015, an increase of $18.6 million, or 54%. The increase in revenue for both periods was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees reflected the addition of new Clients, as the number of Members increased by 34% from June 30, 2015 to June 30, 2016. We experienced 199,106 visits, representing $4.9 million of visit fee revenue for the quarter ended June 30, 2016, compared to 125,322 visits, representing $3.2 million of visit fee revenue during the quarter ended June 30, 2015, an increase of $1.8 million, or 57%. We also experienced 439,132 visits, representing $11.1 million of visit fee revenue for the six months ended June 30, 2016, compared to 274,018 visits, representing $6.5 million of visit fee revenue during the six months ended June 30, 2015, an increase of $4.6 million, or 72%.

Cost of Revenue.  Cost of revenue was $6.9 million for the quarter ended June 30, 2016 compared to $4.8 million for the quarter ended June 30, 2015, an increase of $2.1 million, or 44%. Cost of revenue was $14.8 million for the six months ended June 30, 2016 compared to $10.1 million for the six months ended June 30, 2015, an increase of $4.7 million, or 47%. The increase for both periods was primarily due to the aforementioned increased telehealth visits resulting in increased provider fees and increased physician network operation center costs.

Gross Profit.  Gross profit was $19.6 million, or 74% as a percentage of revenue, for the quarter ended June 30, 2016 compared to $13.5 million, or 74%, as a percentage of revenue, for the quarter ended June 30, 2015, an increase of $6.1 million, or 45%. Gross profit was $38.5 million, or 72% as a percentage of revenue, for the six months ended June 30, 2016 compared to $24.7 million, or 71%, as a percentage of revenue, for the six months ended June 30, 2015, an increase of $13.8 million, or 56%. The increase for the quarter and six months ended June 30, 2016 was primarily due to the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $7.8 million for the quarter ended June 30, 2016 compared to $4.7 million for the quarter ended June 30, 2015, an increase of $3.1 million, or 65%. This increase primarily consisted of increased member engagement initiatives, sponsorship of professional organizations and trade shows of $2.6 million, increased staffing of $0.2 million and other expenses of $0.3 million. Advertising and marketing expenses were $15.9 million for the six months ended June 30, 2016 compared to $9.1 million for the six months ended June 30, 2015, an increase of $6.8 million, or 75%. This increase primarily consisted of increased member engagement initiatives, sponsorship of professional organizations and trade shows of $5.8 million, increased staffing of $0.6 million and other expenses of $0.4 million.

Sales Expenses.  Sales expenses were $5.9 million for the quarter ended June 30, 2016 compared to $4.4 million for the quarter ended June 30, 2015, an increase of $1.5 million, or 33%. This increase primarily consisted of increased staffing and sales commissions of $1.1 million and an increase to other sales expenses of $0.3 million. Sales expenses were $11.1 million for the six months ended June 30, 2016 compared to $8.1 million for the six months ended June 30, 2015, an increase of $3.0 million, or 38%. This increase primarily consisted of increased staffing and sales commissions of $2.3 million, and an increase to other sales expenses of $0.7 million.

Technology and Development Expenses.  Technology and development expenses were $4.8 million for the quarter ended June 30, 2016 compared to $3.2 million for the quarter ended June 30, 2015, an increase of $1.6 million, or 51%. This increase resulted primarily from hiring additional personnel totaling $1.6 million. Technology and development expenses were $10.0 million for the six months ended June 30, 2016 compared to $6.1 million for the six months ended June 30, 2015, an increase of $3.9 million, or 6%. This increase resulted primarily from hiring additional personnel totaling $3.7 million. For both of the quarter and six months ended June 30, 2016, the increases in technology and development expenses is partially offset by reduction in professional fees paid to third parties.

Legal Expenses.  Legal expenses were $1.7 million for the quarter ended June 30, 2016 compared to $5.3 million for the quarter ended June 30, 2015, a decrease of $3.7 million, or 69%. This decrease primarily consisted of lower legal fees in relation to ongoing litigation with the Texas Medical Board (“TMB”), partially offset by acquisition related fees. Legal expenses were $2.8 million for the six months ended June 30, 2016 compared to $6.8 million for the six months ended June 30, 2015, a decrease of $4.0 million, or 59%. This decrease also primarily consisted of lower legal fees in relation to the dispute with TMB.

Regulatory Expenses.  Regulatory expenses were $0.8 million for the quarters ended June 30, 2016 and 2015, respectively. Regulatory expenses were $1.6 million for the six months ended June 30, 2016 compared to $1.0 million for the six months ended June 30, 2015, an increase of $0.6 million, or 60%. This increase was primarily related to the increased activities required in connection with the aforementioned litigation.

General and Administrative Expenses.  General and administrative expenses were $11.6 million for the quarter ended June 30, 2016 compared to $10.4 million for the quarter ended June 30, 2015, an increase of $1.2 million, or 11%. This increase was driven primarily by an increase in employee-related expenses of approximately $2.2 million as a result of growth in total employee headcount to 577 at June 30, 2016 as compared to 407 at June 30, 2015. Additionally, costs incurred in our physician network operations center in connection with enhancing our Member services decreased by $0.9 million as we migrated all previously outsourced call center activities in-house. Professional fees, decreased by $0.5 million for the quarter ended June 30, 2016 as compared to June 30, 2015. Other expenses, which include office-related charges and bank charges, severance costs, lease costs associated with abandoned facilities and bad debt expenses, increased to $3.3 million for the quarter ended June 30, 2016 from $2.9 million for the quarter ended June 30, 2015, an increase of $0.4 million. General and administrative expenses were $23.2 million for the six months ended June 30, 2016 compared to $20.6 million for the six months ended June 30, 2015, an increase of $2.6 million, or 12%. This increase was driven in part by an increase in employee-related expenses of approximately $4.4 million as a result of growth in total employee headcount to 577 at June 30, 2016 as compared to 407 at June 30, 2015. Additionally, costs incurred in our physician network operations center in connection with enhancing our Member services decreased by $2.1 million. Professional fees, decreased by $1.3 million for the six months ended June 30, 2016 as compared to June 30, 2015. Other expenses, which include office-related charges and bank charges, severance costs, lease costs including costs associated with abandoned facilities and bad debt expenses, increased to $7.1 million for the six months ended June 30, 2016 from $5.5 million for the six months ended June 30, 2015, an increase of $1.6 million and are primarily driven by increased office related costs and bank costs to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $1.5 million for the quarter ended June 30, 2016 compared to $0.9 million for the quarter ended June 30, 2015, an increase of $0.6 million, or 69%. Depreciation and amortization was $3.1 million for the six months ended June 30, 2016 compared to $1.8 million for the six months ended June 30, 2015, an increase of $1.3 million, or 68%. This increase in both periods was due to an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $4.8 million at June 30, 2015 to $9.1 million at June 30, 2016.

Interest Income (Expense), Net.  Interest income (expense), net consists of interest costs associated with our bank and other debt and interest income from short-term investments in marketable securities. Interest income (expense), net was $(0.4) million for the quarter ended June 30, 2016 compared to $(0.6) million for the quarter ended June 30, 2015, a decrease of $0.2 million. Interest income (expense), net was $(0.8) million for the six months ended June 30, 2016 compared to $(1.2) million for the six months ended June 30, 2015, a decrease of $0.4 million. The decrease in net interest expense for both periods reflects higher interest income from our short-term investments.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended
	June 30,
	2016	2015
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(28,875)	$(17,595)
Net cash provided by (used in) investing activities	24,125	(17,860)
Net cash provided by financing activities	5,465	4,442
Total	$715	$(31,013)

Since our inception and prior to our IPO, we have financed our operations primarily through private sales of equity securities and to a lesser extent, bank borrowings. In July 2015, we received $163.1 million of net cash proceeds associated with the issuance of 9,487,500 shares of common stock in conjunction with our IPO, after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million.

Our principal sources of liquidity are cash and cash equivalents totaling $55.8 million as of June 30, 2016, which were held for working capital purposes. In addition, we have $56.7 million of short-term investments in marketable securities. Our cash and cash equivalents are comprised of money market funds and marketable securities.

Cash Used in Operating Activities

For the six months ended June 30, 2016, cash used in operating activities was $28.9 million. The negative cash flows resulted primarily from our net loss of $30.2 million, partially offset by depreciation and amortization of $3.1 million, allowance for doubtful accounts of $1.3 million, stock-based compensation of $2.9 million, deferred income tax of $0.2 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $6.3 million, all of which was the result of growth of the business.

For the six months ended June 30, 2015, cash used in operating activities was $17.6 million. The negative cash flows resulted primarily from our net loss of $29.8 million, partially offset by depreciation and amortization of $1.8 million, allowance for doubtful accounts of $1.0 million, stock-based compensation of $1.4 million, deferred income taxes of $0.3 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $8.3 million.

The increase in cash used in operating activities for both periods was primarily the result of additional headcount, increased marketing expenses, costs incurred to improve and optimize our technology platform, increases in our physician network operations center and office-related charges to support the growth of our business.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $24.1 million for the six months ended June 30, 2016. Cash provided by investing activities consisted of maturities of short-term marketable securities of $25.6 million and of purchases of property and equipment totaling $0.8 million and investments in internally developed capitalized software of $0.7 million.

Cash used in investing activities was $17.9 million for the six months ended June 30, 2015. Cash used in investing activities consisted of the acquisition of BetterHelp and StatDoc, which required payments of $3.3 million and  $10.2 million net of cash acquired, respectively, and of purchases of property and equipment totaling $3.5 million and investments in internally developed capitalized software of $0.8 million.

Cash Provided by Financing Activities

Our primary financing activities have consisted of our IPO, private sales of preferred stock and bank and other borrowings.

Cash provided by financing activities for the six months ended June 30, 2016 was $5.5 million. Cash provided by financing activities consisted of $0.6 million of proceeds from the exercise of employee stock options and $5.5 million borrowed under the Revolving Advance Facility. Cash used in financing activities consisted of the repayment of $0.6 million under the Amended Term Loan Facility.

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

Looking Forward

As a result of our IPO, we received $163.1 million of net cash proceeds in July 2015. Currently, we anticipate negative EBITDA results through the end of 2017.

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

Indebtedness

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Revolving Advance Facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provides for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $12.0 million at June 30, 2016, and $6.5 million at December 31, 2015. The Revolving Advance Facility carries interest at a rate of 0.75% above the prime rate per annum and was to mature in April 2016. The Company entered into an amendment to the Revolving Advance Facility in March 2015 that extended its maturity to April 2017, see below. Interest payments are payable monthly in arrears.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of June 30, 2016 and December 31, 2015, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carries interest at a rate of 1.00% above the prime rate per annum. Interest payments are payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continue with 47 equal monthly payments of principal plus interest.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Term Loan was completed in September 2014. The Mezzanine Term Loan carries interest at a rate of 10.00% per annum and matured in May 2017, see below. Interest payments are payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were immediately exercisable and had a 10‑year term and were exercised in 2015. See Note 12, “Common Stock and Stockholders’ Equity”, for more information. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business. The Amended and Restated Loan and Security Agreement with SVB and the Subordinated Loan and Security Agreements are collectively referred to as the “SVB Facilities”.

The Company incurred approximately $0.3 million of loan origination costs in connection with the SVB Facilities and amortized approximately $24,000 during both of the quarters ended June 30, 2016 and 2015, and $48,000 and $45,000 during the six months ended June 30, 2016 and 2015, respectively.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7.00% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2015. As a result of the seller put option, the Company has classified the outstanding balance from long-term to current liability as of June 30, 2016.

On July 11, 2016 the Company entered into an Amended and Restated Loan and Security Agreement with SVB that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the WSJ Prime Rate with a WSJ Prime Rate floor of 3.5% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million and will be recorded as an increase to additional paid in capital and as a debt discount. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

The Line of Credit Facility provides for borrowings up to $25.0 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there is an additional $25 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carries interest at a rate of 0.50% above the WSJ Prime Rate and matures in July 2019. The Company incurred an initial $75,000 loan origination fee and is responsible for additional annual $75,000 annual fees on the annual anniversary of the Line of Credit Facility. The Company will also be liable for a $50,000 loan arrangement fee if and when the Company utilizes the Uncommitted Incremental Facility.

The Company was in compliance with all debt covenants at June 30, 2016 and December 31, 2015.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2016:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating leases	$9,558	$1,542	$2,087	$1,867	$4,061
Obligations under SVB Facilities and AmeriDoc Promissory Note	31,542	4,250	2,292	25,000	—
Interest associated with long-term debt	5,835	2,061	3,719	55	—
Total	$46,934	$7,854	$8,098	$26,921	$4,061

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan Facility and Revolving Advance Facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan Facility and Revolving Advance Facility as of June 30, 2016, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $70,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

In connection with our 2015 and 2014 audits, management identified a material weakness in our internal control over financial reporting relating to the breadth of our internal accounting team. Specifically, we did not have a sufficient number of accounting personnel to effectively design and operate proper internal controls over financial reporting. Management has taken action to remediate this material weakness including expanding our internal accounting team with qualified personnel.  In addition, we have documented and assessed our internal controls over financial reporting and have tested these controls.  As a result of these actions and the related controls and testing, management concluded that the material weakness in internal controls over financial reporting was remediated at June 30, 2016.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those remedial actions described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board (“TMB”) in the United States District Court for the Western District of Texas, Austin Division alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act.  The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendment, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial.  On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and is pending. On January 14, 2016, the District Court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $7.6 million (or 14%), and $12.6 million (or 16%), of the Company’s consolidated revenue for the six months ended June 30, 2016 and during the year ended December 31, 2015, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

On June 8, 2015, American Well Corporation filed a complaint against Teladoc in the United States District Court for the District of Massachusetts alleging that certain of its operating platform’s technology infringes one of American Well’s patents, which patent Teladoc is seeking to invalidate pursuant to a petition for inter partes review that Teladoc filed with the U.S. Patent and Trademark Office’s Patent Trial and Appeals Board in March 2015. On June 13, 2016, the District Court dismissed the complaint against Teladoc on the basis that the intellectual property claims American Well sought to protect were not of patentable subject matter. On July 15, 2016, American Well filed notice with the District Court of its intent to appeal the court’s decision.

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

TELADOC, INC.

Date: August 3, 2016	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: August 3, 2016	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President and Chief Financial Officer

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Warrant to Purchase Common Stock dated July 11, 2016	8-K	001-37477	4.1	7/15/16

4.3	Warrant to Purchase Common Stock dated July 11, 2016	8-K	001-37477	4.2	7/15/16

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program, as amended.					*

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

10.11	Agreement and Plan of Merger, dated as of June 29, 2016, by and among Teladoc, Inc., Copper Acquisition Sub One, Inc., Copper Acquisition Sub Two, Inc., HY Holdings, Inc. and Frontier Fund IV, L.P., as stockholder representative.	8-K	001-37477	2.1	7/06/16

10.12	Joinder and Third Loan Modification Agreement dated as of July 11, 2016 to Amended and Restated Loan and Security Agreement dated as of May 2, 2014, as amended, among the Company, its subsidiaries, Silicon Valley Bank (SVB) and the lenders party thereto.	8-K	001-37477	10.1	7/15/16

10.13	Amended and Restated Loan and Security Agreement among the Company, its subsidiaries, SVB and the lenders party thereto dated as of May 2, 2014.	8-K	001-37477	10.2	7/15/16

10.14	Credit Agreement dated as of July 11, 2016 among the Company, its subsidiaries, SVB and the lenders party thereto.	8-K	001-37477	10.3	7/15/16
21.1	Subsidiaries of the Registrant.	S-1/A			7/01/15
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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