Form 10-Q
period 2016-09-30
Teladoc, Inc.
filed 2016-10-27
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 25, 2016, the Registrant had 46,032,476 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2016

i

PART I

FINANCIAL INFORMATION

ITEM1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$44,032	$55,066
Short-term investments	30,916	82,282
Accounts receivable, net of allowance of $2,923 and $1,812, respectively	12,904	12,134
Prepaid expenses and other current assets	3,380	2,096
Total current assets	91,232	151,578
Property and equipment, net	7,124	6,259
Goodwill	188,136	56,342
Intangible assets, net	26,386	15,265
Other assets	390	293
Total assets	$313,268	$229,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$785	$2,213
Accrued expenses and other current liabilities	9,733	8,197
Accrued compensation	7,781	6,326
Long-term bank and other debt-current portion	2,000	1,250
Total current liabilities	20,299	17,986
Other liabilities	6,655	6,775
Deferred taxes	1,545	1,185
Long term bank and other debt, net	42,469	25,227
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 46,029,639 shares and 38,524,922 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	46	38
Additional paid-in capital	432,711	309,078
Accumulated deficit	(190,465)	(130,510)
Accumulated other comprehensive income (loss)	8	(42)
Total stockholders’ equity	242,300	178,564
Total liabilities and stockholders’ equity	$313,268	$229,737

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$32,381	$19,973	$85,757	$54,745
Cost of revenue	7,112	4,488	21,946	14,563
Gross profit	25,269	15,485	63,811	40,182
Operating expenses:
Advertising and marketing	9,046	5,284	24,900	14,356
Sales	7,662	5,111	18,792	13,190
Technology and development	5,867	3,941	15,921	10,050
Legal	1,033	1,421	3,348	7,812
Regulatory	817	740	2,437	1,750
Acquisition related costs	6,196	15	6,959	551
General and administrative	12,298	10,077	35,215	30,595
Depreciation and amortization	2,607	1,491	5,673	3,317
Loss from operations	(20,257)	(12,595)	(49,434)	(41,439)
Amortization of warrants and loss on extinguishment of debt	8,454	—	8,454	—
Interest expense, net	873	489	1,707	1,699
Net loss before taxes	(29,584)	(13,084)	(59,595)	(43,138)
Income tax (provision) benefit	(188)	(162)	(360)	125
Net loss	$(29,772)	$(13,246)	$(59,955)	$(43,013)
Net loss per share, basic and diluted	$(0.65)	$(0.37)	$(1.46)	$(3.15)

Weighted-average shares used to compute basic and diluted net loss per share	45,860,269	36,099,556	41,071,474	13,668,420

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(29,772)	$(13,246)	$(59,955)	$(43,013)
Other comprehensive income, net of tax
Net change in unrealized (losses) gains on available-for-sale securities	(17)	4	50	4
Other comprehensive income, net of tax	(17)	4	50	4

Comprehensive loss	$(29,789)	$(13,242)	$(59,905)	$(43,009)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2015	38,524,922	$38	$309,078	$(130,510)	$(42)	$178,564
Exercise of stock options	530,562	1	2,208	—	—	2,209
Stock-based compensation, including employee stock purchase plan	—	—	5,198	—	—	5,198
Warrants issued	—	—	7,717	—	—	7,717
Issuance of stock in acquisition	6,955,796	7	108,260	—	—	108,267
Issuance of stock	18,359	—	250	—	—	250
Other comprehensive income, net of tax	—	—	—	—	50	50
Net loss	—	—	—	(59,955)	—	(59,955)
Balance as of September 30, 2016	46,029,639	$46	$432,711	$(190,465)	$8	$242,300

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(59,955)	$(43,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,673	3,317
Allowance for doubtful accounts	1,970	1,418
Stock-based compensation, including employee stock purchase plan	5,198	2,096
Deferred income taxes	360	(125)
Accretion of interest	29	241
Amortization of warrants	7,717	—
Changes in operating assets and liabilities:
Accounts receivable	(1,515)	(3,415)
Prepaid expenses and other current assets	(1,116)	(1,320)
Other assets	(18)	13
Accounts payable	(2,265)	(769)
Accrued expenses and other current liabilities	(462)	600
Accrued compensation	614	2,516
Other liabilities	20	4,064
Net cash used in operating activities	(43,750)	(34,377)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,118)	(5,481)
Purchase of internal software	(852)	(1,174)
Purchase of marketable securities	(44,187)	(100,556)
Proceeds from the liquidation/maturity of marketable securities	95,604	2,509
Acquisition of business, net of cash acquired	(37,013)	(17,767)
Net cash provided by (used in) investing activities	12,434	(122,469)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	2,209	326
Proceeds from issuance of common stock under IPO	—	163,118
Proceeds from issuance of common stock	250	—
Proceeds from borrowing under bank and other debt	29,490	6,800
Repayment of bank loan and other debt	(11,667)	(5,770)
Net cash provided by financing activities	20,282	164,474
Net increase (decrease) in cash and cash equivalents	(11,034)	7,628
Cash and cash equivalents at beginning of the period	55,066	46,436
Cash and cash equivalents at end of the period	$44,032	$54,064
Interest paid	$1,734	$1,368

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

The Company completed the acquisitions of HY Holdings, Inc. d/b/a HealthiestYou Corporation (“HealthiestYou”), in 2016, Compile, Inc. d/b/a BetterHelp (“BetterHelp”) and Stat Health Services Inc. (“StatDoc”) in 2015, three companies engaged in telehealth activities similar to those of Teladoc. Additionally in 2015, the Company acquired certain assets from Gateway to Provider Access, Inc. (“Gateway”) which was engaged in marketing, selling and administering the Company’s services through other third parties. Upon the effective date of each respective merger, each entity merged with and into Teladoc.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2015. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S.GAAP are not required in these financial statements and have been condensed or ommitted. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2015 Annual Report on Form 10-K.

The unaudited consolidated financial statements include the results of Teladoc, two professional associations, twenty two professional corporations and a service corporation: Teladoc Physicians, P.A., Teladoc Behavioral Health, P.A., Teladoc Physicians, P.C. formed and operated in Alaska; Teladoc Physicians, P.C. formed and operated in California; Teladoc Physicians, P.C. formed and operated in Colorado; Teladoc Physicians, P.C. formed and operated in Michigan; Teladoc Physicians, P.C. formed and operated in New Jersey; Teladoc Physicians, P.C. formed and operated in New York; Teladoc Physicians, P.C. formed and operated in North Carolina; Teladoc Behavioral Health, P.C. formed and operated in Alaska; Teladoc Behavioral Health Alabama, P.C. formed and operated in Alabama; Teladoc Behavioral Health California, P.C. formed and operated in California; Teladoc Behavioral Health Colorado, P.C. formed and operated in Colorado; Teladoc Behavioral Health Illinois, P.C. formed and operated in Illinois; Teladoc Behavioral Health Louisiana, P.C. formed and operated in Louisiana; Teladoc Behavioral Health Massachusetts, P.C. formed and operated in Massachusetts; Teladoc Behavioral Health Michigan, P.C. formed and operated in Michigan; Teladoc Behavioral Health Nebraska, P.C. formed and operated in Nebraska; Teladoc Behavioral Health New Jersey, P.C. formed and operated in New Jersey; Consult Psychiatry, P.C. formed and operated in New York; Teladoc Behavioral Health North Carolina, P.C. formed and operated in North Carolina; Teladoc Behavioral Health Rhode Island, P.C. formed and operated in Rhode Island; Teladoc Behavioral Health Virginia, P.C. formed and operated in Virginia;

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Teladoc Behavioral Health Arizona, PC. Formed and operated in Arizona and Teladoc Behavioral Health Wisconsin, S.C. formed and operated in Wisconsin (collectively, the “Association”).

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

Total revenue and net loss for the VIE were $4.5 million and $(2.2) million, respectively, for the quarter ended September 30, 2016 and $2.9 million and $(1.0) million, respectively, for the quarter ended September 30, 2015. Total revenue and net loss for the VIE were $15.5 million and $(5.7) million, respectively, for the nine months ended September 30, 2016 and $9.3 million and $(4.9) million, respectively, for the nine months ended September 30, 2015. The VIE’s total assets were $2.2 million and $2.4 million at September 30, 2016 and December 31, 2015, respectively. Total liabilities for the VIE were $24.3 million and $18.7 million at September 30, 2016 and December 31, 2015, respectively. The VIE’s total stockholders’ deficit was $22.1 million and $16.4 million at September 30, 2016 and December 31, 2015, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the potential effect the revised guidance will have on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

issued. ASU 2014-15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16,  Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. For the quarter and nine months ended September 30, 2016, there was no impact of the adoption of this standard on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for share-based payments. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The new guidance will be effective for the Company starting in the first quarter of fiscal 2017. Early adoption is permitted in any annual or interim period. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

Note 3. Business Acquisitions

On July 1, 2016, the Company completed the acquisition of HealthiestYou through a merger in which HealthiestYou became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $151.5 million, which was comprised of 6,955,796 shares of Teladoc’s common stock valued at $108.3 million on July 1,2016,  and $43.2 million of cash, subject to post-closing working capital adjustments as defined in the merger agreement.  HealthiestYou is a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou provides end-users with access to telemedicine services including through a web-based portal and a mobile application. Solutions provided by HealthiestYou include 24/7 access to telephone, e-mail, and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility, and location information for wellness service providers. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs of the acquisition were $6.9 million and included transaction costs for banker and other professional fees as well as contract termination costs for certain HealthiestYou third party providers. The contract termination costs of $5.7 million were previously accrued by HealthiestYou and reflected in HealthiestYou’s financial statements as of June 30, 2016. These expenses are also reflected in the Company’s third quarter results as the Company benefited from the termination of these contracts and they represent a non-cash charge.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 23, 2015, the Company completed the acquisition of BetterHelp, through a merger in which BetterHelp became a wholly‑owned subsidiary of the Company. The consideration paid by the Company in connection with this acquisition consisted of (i) $3.3 million net of cash acquired and (ii) earn‑out payments equal to a percentage of the annual net revenue of the BetterHelp business for four years following closing. The Company computed the value of these future payments from internally produced revenue projections and recorded a contingent liability in the amount of $2.4 million which is considered as additional purchase consideration. The Company also issued an unsecured, subordinated promissory note in the amount of $1.0 million, with all principal and interest at a rate of 5% per annum being payable on the third anniversary of the closing to the selling shareholder and another executive of BetterHelp. If the employment of the promissory note holders is terminated, then they forfeit their right to receive the promissory note. As such, the Company has determined the promissory note to be compensatory and is accruing the expense over the service term. In December 2015, the Company agreed to pay the $1.0 million promissory note plus interest in January 2016 and, as a result, accelerated the expense in 2015. BetterHelp was acquired to help the Company expand its operations in the direct‑to‑consumer behavioral health sector. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total transaction costs of the acquisition were $0.2 million.

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were included within the consolidated financial statements commencing on the respective aforementioned acquisition dates.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed at each acquisition date. For the recent HealthiestYou acquisition, the fair value estimates of the assets acquired and liabilities assumed are preliminary. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

	HealthiestYou	StatDoc	BetterHelp
Purchase price	$151,484	$29,991	$5,749
Less:
Cash	6,204	360	89
Accounts receivable	1,225	419	11
Other assets	1,537	70	4
Client relationships	10,930	3,220	141
Non-compete agreements	70	1,070	910
Internal software	2,220	2,960	780
Trademarks	1,180	—	140
Accounts payable	(837)	(609)	(6)
Deferred tax	—	—	(666)
Other liabilities	(2,839)	(701)	(340)
Goodwill	$131,794	$23,202	$4,686

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations. Operating results from the date of their respective acquisitions  are included in the accompanying unaudited consolidated financial statements.

The Company’s unaudited pro forma revenue and net loss for the quarters ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015 below have been prepared as if HealthiestYou, StatDoc and BetterHelp had been purchased on January 1, 2015. Unaudited pro forma financial statement results including the results of Gateway would not differ materially from the Company’s historically reported financial statement results.

	Unaudited Pro Forma		Unaudited Pro Forma
	Quarters Ended		Year Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$32,381	$22,604	$94,546	$63,373
Net loss	$(29,772)	$(13,943)	$(62,789)	$(49,333)

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the pro forma information above does not attempt to project the Company’s future results.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
September 30, 2016
Client relationships	2 to 10 years	$22,581	$(5,143)	$17,438	8.7
Non-compete agreements	1.5 to 5 years	3,480	(2,144)	1,336	1.8
Trademarks	3 years	1,320	(177)	1,143	2.7
Internal software	3 to 5 years	8,724	(2,255)	6,469	2.8
Intangible assets, net		$36,105	$(9,719)	$26,386	6.6
December 31, 2015
Client relationships	2 to 10 years	$11,651	$(3,219)	$8,432	7.9
Non-compete agreements	3 to 5 years	3,410	(1,360)	2,050	2.3
Trademarks	3 years	140	(44)	96	2.1
Internal software	3 to 5 years	5,662	(975)	4,687	3.8
Intangible assets, net		$20,863	$(5,598)	$15,265	5.9

Amortization expense for intangible assets was $2.0 million and $1.2 million for the quarters ended September 30, 2016 and 2015, respectively and $4.1 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
Beginning balance	$56,342	$28,454
Additions associated with acquisitions	131,794	27,888
Goodwill	$188,136	$56,342

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
Professional fees	$531	$411
Consulting fees/customer service fees/provider fees	932	869
Legal fees	1,560	1,056
Interest payable	344	287
Marketing	1,637	53
Earnout and compensation	1,116	2,449
Lease abandonment	145	433
Deferred revenue	810	831
Other	2,658	1,808
Total	$9,733	$8,197

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$44,032	$—	$—	$44,032
Short-term investments	$—	$30,916	$—	$30,916
Contingent liability (included in other liabilities)	$—	$—	$3,374	$3,374

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,066	$—	$—	$55,066
Short-term investments	$—	$82,282	$—	$82,282
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,408	$3,408

There were no transfers  between fair value measurement levels during the nine months ended September 30, 2016 and 2015.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2015	$3,408
Change in fair value	(34)
Fair value at September 30, 2016	$3,374

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
SVB Mezzanine Term Loan less debt discount of $0 and $190	$25,000	$12,810
SVB Term Loan Facility	—	4,167
SVB Revolving Advance Facility	—	6,500
SVB Line of Credit Facility less debt discount of $76 and $0	17,414	—
Subordinated Promissory Note	2,000	3,000
Interest payable	55	—
Total	44,469	26,477
Less: current portion of Subordinated Promissory Note/SVB Term Loan Facility	(2,000)	(1,250)
Long term bank and other debt	$42,469	$25,227

Long term bank and other debt are stated at amortized cost, which approximates fair value.

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the WSJ Prime Rate with a WSJ Prime Rate floor of 3.5% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

The Company determined that the Mezzanine Term Loan represents an extinguishment of the original Mezzanine Term Loan and as a result recorded a one-time charge of $8.5 million. The amortization of warrants and loss on extinguishment of debt includes the write-off of fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the aforementioned warrants.

The Line of Credit Facility provides for borrowings up to $25 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there is an additional $25 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carries interest at a rate of 0.50% above the WSJ Prime Rate and matures in July 2019. The Company incurred an initial $75,000 loan origination fee and is responsible for additional $75,000 in annual fees on the anniversary of the Line of Credit Facility. The Company will also be liable for a $50,000 loan arrangement fee if and when the Company utilizes the Uncommitted Incremental Facility.

Additonally, the Company determined that the original Amended Term Loan Facility and Revolving Advance Facility were modified as part of the July 2016 refinancing and as a result, less than $0.1 million of previous deferred loan costs will continue to be amortized to interest expense through July 2019.

The following information describes the Company’s debt agreements before the refinancing in July 2016.

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with SVB that provided for a Revolving Advance Facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provided for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $6.5 million at

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015. The Revolving Advance Facility carried interest at a rate of 0.75% above the prime rate per annum. Interest payments were payable monthly in arrears.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of December 31, 2015, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carried interest at a rate of 1.00% above the prime rate per annum. Interest payments were payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continued with equal monthly payments of principal plus interest through the July 2016 refinancing date.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Facility was completed in September 2014. The Mezzanine Term Loan carried interest at a rate of 10.00% per annum. Interest payments were payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were immediately exercisable and have a 10‑year term. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan was used to fund the expansion of the Company’s business.

Effective with the purchase of AmeriDoc, LLC (“AmeriDoc”) in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million and $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2016 and 2015, respectively. As a result of the seller put option, the Company has classified the $2.0 million outstanding balance to current liability as of September 30, 2016.

The Company was in compliance with all debt covenants at September 30, 2016 and December 31, 2015.

Note 9. Lease Abandonment Charge

In connection with the Company’s abandonment of facilities in Dallas, Texas and Greenwich, Connecticut, the Company incurred none and $0.7 million, in lease abandonment charges during the quarter and nine months ended September 30, 2015, respectively, included within general and administrative expenses in the consolidated statement of operations. There were no lease abandonments in 2016. The following table details the associated liability which is included in accrued expenses in the consolidated balance sheet (in thousands):

Balance January 1, 2016	$474
Paid or settled	(329)
Balance September 30, 2016	$145

Note 10. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At September 30, 2016, the Company was party to the following legal proceedings:

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board (the ‘‘TMB’’) in the United States District Court for the Western District of Texas, Austin Division alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendment, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and was subsequently withdrawn by the TMB on October 17, 2016. On January 14, 2016, the District Court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $11.1 million (or 13%) and $12.6 million (or 16%) of the Company’s consolidated revenue for the nine months ended September 30, 2016 and during the year ended December 31, 2015, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

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

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2016, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at September 30, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

number of authorized shares of the Company’s preferred stock to 50,479,286 shares. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

Warrants

In July 2016,  in conjunction with the debt refinancing of the Mezzanine Term Loan, the Company issued 798,694 common stock warrants to purchase an aggregate of 798,694 shares of its common stock at an exercise price of $13.50 per share to two entities affiliated with SVB. The common stock warrants were immediately exercisable upon issuance and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million which was recorded as an increase to additional paid in capital. The Company determined that the July 2016 Mezzanine Term Loan represents an extinguishment of the original Mezzanine Term Loan and as a result recorded a one-time charge to write off the $7.7 million non-cash fair value of the warrants during the quarter ended September 30, 2016. These warrants are outstanding as of September 30, 2016.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years and vest generally over a four year period. Prior to becoming a public enterprise, pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuation. Subsequent to becoming a public enterprise, only options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2015	1,986,390	3,851,095	$7.62	8.54	$41,894
Increase in Plan authorized shares	1,940,154	—	$—	—	$—
Stock option grants	(3,118,611)	3,118,611	$14.02	—	$500
Stock options exercised	—	(530,562)	$4.21	—	$6,169
Stock options expired	155,328	(155,328)	$10.63	—	$911
Balance at September 30, 2016	963,261	6,283,816	$11.02	8.72	$47,913
Vested or expected to vest September 30, 2016		5,897,962	$10.89	8.69	$45,711
Exercisable as of September 30, 2016		1,447,418	$5.65	7.36	$18,767

The total grant‑date fair value of stock options granted during the quarter and nine months ended September 30, 2016 was $7.4 million and $19.6 million, respectively.

Stock‑Based Compensation

All stock‑based awards to employees are measured based on the grant‑date fair value of the awards and are generally recognized in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four‑year vesting period for each award on a straight line basis). The Company estimates the fair value of stock options granted using the Black‑Scholes option‑pricing model.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2016	2015
Volatility	44.7% – 46.3%	49.4% – 51.0%
Expected life (in years)	6.0	7.0
Risk-free interest rate	1.09% - 1.91%	1.58% - 2.06%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$6.27	$6.95

Total compensation costs charged as an expense for stock‑based awards, including stock options, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Administrative and marketing	$132	$8	$348	$49
Sales	355	109	794	274
Technology and development	322	60	797	152
General and administrative	1,356	542	3,148	1,622
Total stock-based compensation expense	$2,165	$719	$5,087	$2,096

As of September 30, 2016, the Company had $23.8 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.0 years.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 458,024 shares of common stock were reserved for issuance under this plan. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

As of September 30, 2016, the Company had not issued any shares under the ESPP and 458,024 remained available for issuance.

For the quarter and nine months ended September 30, 2016, the Company recorded stock-based compensation expense related to the ESPP of $0.1 million and $0.1 million based on offerings made under the plan to-date, respectively and there was none in 2015.

Note 12. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. A deferred tax provision was recognized for the quarter ended September 30, 2016 and 2015, as well as for the nine months ended September 30, 2016, primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. For the nine months ended September 30, 2015, an income tax benefit was realized as a result of acquisition activity partially offset by the aforementioned timing difference.

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

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 3,700 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 17 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 642,000 telehealth visits in the first nine months of 2016 and approximately 576,000 telehealth visits for the full year in 2015. Membership increased by approximately 4.5 million members from September 30, 2015 through September 30, 2016.

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

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $32.4 million and $20.0 million in revenue for the quarters ended September 30, 2016 and 2015, respectively, representing 62% year-over-year growth and $85.8 million and $54.7 million for the nine months ended September 30, 2016 and 2015, respectively, representing 57% year-over-year growth. We had net losses of $29.8 million and $13.2 million for the quarters ended September 30, 2016 and 2015, respectively, and $60.0 million and $43.0 million for the nine months ended September 30, 2016 and 2015, respectively. For the quarter ended September 30, 2016,  86% and 14% of our revenue was derived from subscription access fees and visit fees, respectively, and for the nine months ended September 30, 2016,  82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We believe acquisitions have expanded our distribution capabilities and broadened our service offering. During 2016 and 2015 we completed the following acquisitions.

On July 1, 2016, Teladoc acquired HY Holdings, Inc. d/b/a HealthiestYou (“HealthiestYou”), a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou is a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou provides end-users with access to telemedicine services including through a web-based portal and a mobile application. Solutions provided by HealthiestYou include 24/7 access to telephone, e-mail, and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility, and location information for wellness service providers. The purchase price was approximately $151.5 million, which was comprised of 6,955,796 shares of Teladoc’s common stock valued at $108.3 million on July 1, 2016,  and $43.2 million of cash, subject to post-closing working capital adjustments as defined in the merger agreement.

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

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences. Membership increased by approximately 4.5 million members from September 30, 2015 through September 30, 2016.

Number of Visits.  We also recognize revenue in connection with the completion of a visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by approximately 250,000 for the nine month period ended September 30, 2016 compared to the same period in 2015.

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

Subscription access revenue accounted for approximately 86% and 85% of our total revenue during the quarters ended September 30, 2016 and 2015, respectively, and 82% and 83% during the nine months ended September 30, 2016 and 2015, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

During the quarter ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, substantially all of our revenue was generated by Clients located in the United States. No Client represented over 10% of revenue for the quarters ended September 30, 2016 and 2015.

One Client represented more than 10% of accounts receivable for the quarter ended September 30, 2016 and no client represent more than 10% of accounts receivable for the year ended December 31, 2015.

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

Acquisition Related Costs

Acquisition related costs include legal, accounting and certain non-cash, non-recurring transaction costs related to mergers and acquisitions.

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

Amortization of Warrants and Loss on Extinguishment of Debt

Amortization of warrants and loss on extinguishment of debt consists of the recognition of the fair value of warrants issued in connection with the July 2016 Mezzanine Term Loan, the write-off of origination and termination financing fees and related deferred cost in connection with a SVB indebtedness extinguished in connection with the July 2016 refinancing.

Interest Expense, Net

Interest expense, net consists of interest activity associated with our bank, other debt and short-term investments.

Income Tax Provision (Benefit)

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and net operating losses (“NOLs”). Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the treatment of goodwill for tax purposes compared to financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at September 30, 2016 and December 31, 2015, due to the uncertainty surrounding the future realization of such deferred tax assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the three and nine months ended September 30, 2016 and 2015 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015			2016	2015
	$	$	Variance	%(a)	$	$	Variance	%(a)
Revenue	$32,381	$19,973	$12,408	62%	$85,757	$54,745	$31,012	57%
Cost of revenue	7,112	4,488	2,624	58%	21,946	14,563	7,383	51%
Gross profit	25,269	15,485	9,784	63%	63,811	40,182	23,629	59%
Operating expenses:
Advertising and marketing	9,046	5,284	3,762	71%	24,900	14,356	10,544	73%
Sales	7,662	5,111	2,551	50%	18,792	13,190	5,602	42%
Technology and development	5,867	3,941	1,926	49%	15,921	10,050	5,871	58%
Legal	1,033	1,421	(388)	-27%	3,348	7,812	(4,464)	-57%
Regulatory	817	740	77	10%	2,437	1,750	687	39%
Acquisition related costs	6,196	15	6,181	NM	6,959	551	6,409	NM
General and administrative	12,298	10,077	2,221	22%	35,215	30,595	4,620	15%
Depreciation and amortization	2,607	1,491	1,116	75%	5,673	3,317	2,356	71%
Loss from operations	(20,257)	(12,595)	(7,662)	61%	(49,434)	(41,439)	(7,995)	19%
Amortization of warrants and loss on extinguishment of debt	8,454	—	8,454	100%	8,454	—	8,454	100%
Interest expense, net	873	489	384	-79%	1,707	1,699	8	0%
Net loss before taxes	(29,584)	(13,084)	(16,500)	126%	(59,595)	(43,138)	(16,457)	38%
Income tax (provision) benefit	(188)	(162)	(26)	16%	(360)	125	(485)	387%
Net loss	$(29,772)	$(13,246)	$(16,526)	125%	$(59,955)	$(43,013)	$(16,942)	39%

NM – Not meaningful

EBITDA and Adjusted EBITDA, non-U.S. GAAP Financial Measures

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(29,772)	$(13,246)	$(59,955)	$(43,013)
Add (deduct):
Interest expense, net	873	489	1,707	1,699
Income tax provision (benefit)	188	162	360	(125)
Depreciation expense	606	317	1,542	746
Amortization expense	2,001	1,174	4,131	2,571
EBITDA(1)	(26,104)	(11,104)	(52,215)	(38,122)
Stock-based compensation	2,165	719	5,087	2,096
Amortization of warrants and loss on extinguishment of debt	8,454	—	8,454	—
Acquisition related costs	6,196	15	6,959	551
Adjusted EBITDA(2)	$(9,289)	$(10,370)	$(31,715)	$(35,475)

(1)	EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization.
(2)

Adjusted EBITDA consists of net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation, amortization of warrants and loss on extinguishment of debt and acquisition related costs related to mergers and acquisitions. See additional information regarding Adjusted EBITDA below.

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

Adjusted EBITDA has an important limitation as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

Adjusted EBITDA:

•	does not reflect the significant interest expense on our debt; and
•	does not reflect the significant non cash stock compensation expense which should be viewed as a component of recurring operating costs; and
•	does not reflect the significant non-recurring charge associated with the amortization of warrants and loss on extinguishment of debt; and
•	does not reflect the significant acquisition related costs related to mergers and acquisitions; and
•	eliminates the impact of income taxes on our results of operations; and
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

Consolidated Results of Operations Discussion

We completed our acquisitions of HealthiestYou on July 1, 2016, Gateway on July 31, 2015, StatDoc on June 17, 2015 and BetterHelp on January 23, 2015. The results of operations of HealthiestYou, Gateway, StatDoc and BetterHelp since the respective acquisition dates have been included in our unaudited consolidated financial statements included in this Quarterly Report.

Revenue.  Total revenue was $32.4 million for the quarter ended September 30, 2016, compared to $20.0 million during the quarter ended September 30, 2015, an increase of $12.4 million, or 62%. Total revenue was $85.8 million for the nine months ended September 30, 2016, compared to $54.8 million during the nine months ended September 30, 2015, an increase of $31.0 million, or 57%. The increase in revenue for both periods was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees as well as the HealthiestYou acquisition. The increase in subscription access fees reflected the addition of new Clients, as the number of Members increased by 35% from September 30, 2015 to September 30, 2016 as well as the HealthiestYou acquisition. We experienced 202,566 visits, representing $4.6 million of visit fee revenue for the quarter ended September 30, 2016, compared to 117,213 visits, representing $3.0 million of visit fee revenue during the quarter ended September 30, 2015, an increase of $1.6 million, or 55%. We also experienced 641,614 visits, representing $15.7 million of visit fee revenue for the nine months ended September 30, 2016, compared to 391,231 visits, representing $9.4 million of visit fee revenue during the nine months ended September 30, 2015, an increase of $6.3 million, or 67%.

Cost of Revenue.  Cost of revenue was $7.1 million for the quarter ended September 30, 2016 compared to $4.5 million for the quarter ended September 30, 2015, an increase of $2.6 million, or 58%. Cost of revenue was $21.9 million for the nine months ended September 30, 2016 compared to $14.6 million for the nine months ended September 30, 2015, an increase of $7.3 million, or 51%. The increase for both periods was primarily due to the aforementioned increased telehealth visits resulting in increased provider fees and increased physician network operation center costs.

Gross Profit.  Gross profit was $25.3 million, or 78% as a percentage of revenue, for the quarter ended September 30, 2016 compared to $15.5 million, or 78%, as a percentage of revenue, for the quarter ended September 30, 2015, an increase of $9.8 million, or 63%. Gross profit was $63.8 million, or 74% as a percentage of revenue, for the nine months ended September 30, 2016 compared to $40.2 million, or 73%, as a percentage of revenue, for the nine months ended September 30, 2015, an increase of $23.6 million, or 59%. The increase for gross profit for the quarter and nine months ended September 30, 2016 was primarily due to the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $9.0 million for the quarter ended September 30, 2016 compared to $5.3 million for the quarter ended September 30, 2015, an increase of $3.7 million, or 71%. This increase primarily consisted of increased member engagement initiatives such as digital advertising, sponsorship of professional organizations and trade shows of $3.0 million, increased staffing of $0.5 million and other expenses of $0.2 million. Advertising and marketing expenses were $24.9 million for the nine months ended September 30, 2016 compared to $14.4 million for the nine months ended September 30, 2015, an increase of $10.5 million, or 73%. This increase primarily consisted of increased member engagement initiatives such as digital advertising, sponsorship of professional organizations and trade shows of $8.9 million, increased staffing of $1.1 million and other expenses of $0.5 million.

Sales Expenses.  Sales expenses were $7.7 million for the quarter ended September 30, 2016 compared to $5.1 million for the quarter ended September 30, 2015, an increase of $2.6 million, or 50%. This increase primarily consisted of increased staffing and sales commissions of $2.2 million and an increase to other sales expenses of $0.4 million. Sales expenses were $18.8 million for the nine months ended September 30, 2016 compared to $13.2 million for the nine months ended September 30, 2015, an increase of $5.6 million, or 42%. This increase primarily consisted of increased staffing and sales commissions of $4.5 million, and an increase to other sales expenses of $1.1 million.

Technology and Development Expenses.  Technology and development expenses were $5.8 million for the quarter ended September 30, 2016 compared to $3.9 million for the quarter ended September 30, 2015, an increase of $1.9 million, or 49%. This increase resulted primarily from hiring additional personnel totaling $1.5 million. Technology and development expenses were $15.9 million for the nine months ended September 30, 2016 compared to $10.0 million for the nine months ended September 30, 2015, an increase of $5.9 million, or 58%. This increase resulted primarily from hiring additional personnel totaling $5.2 million. For both of the quarter and nine months ended September 30, 2016, the increases in technology and development expenses is partially offset by reduction in professional fees paid to third parties.

Legal Expenses.  Legal expenses were $1.0 million for the quarter ended September 30, 2016 compared to $1.4 million for the quarter ended September 30, 2015, a decrease of $0.4 million, or 27%. This decrease primarily consisted of a lower estimate for a claim. Legal expenses were $3.3 million for the nine months ended September 30, 2016 compared to $7.8 million for the nine months ended September 30, 2015, a decrease of $4.5 million, or 57%. This decrease primarily consisted of lower legal fees in relation to the dispute with TMB.

Regulatory Expenses.  Regulatory expenses were $0.8 million for the quarters ended September 30, 2016 compared to $0.7 million for the quarter ended September 30, 2015, an increase of $0.1 million, or 10%. Regulatory expenses were $2.4 million for the nine months ended September 30, 2016 compared to $1.7 million for the nine months ended September 30, 2015, an increase of $0.7 million, or 39%. The increase for both periods was primarily related to the increased activities required in connection with the aforementioned litigation.

Acquisition Related Costs.  Acquisition related costs were $6.2 million for the quarters ended September 30, 2016 compared to less than $0.1 million for the quarter ended September 30, 2015, an increase of $6.2 million. Acquisition related costs were $7.0 million for the nine months ended September 30, 2016 compared to $0.6 million for the nine months ended September 30, 2015, an increase of $6.4 million. The increase for both periods was primarily due to $5.7 million of contract termination costs related to HealthiestYou for certain third party providers. The contract termination costs of $5.7 million were previously accrued by HealthiestYou and reflected in HealthiestYou’s financial statements as of June 30, 2016. These principally non-cash expenses are reflected in the Company’s third quarter 2016 results as the Company had determined that it will benefit from the termination of these contracts.

General and Administrative Expenses.  General and administrative expenses were $12.3 million for the quarter ended September 30, 2016 compared to $10.1 million for the quarter ended September 30, 2015, an increase of $2.2 million, or 22%. This increase was primarily due to an increase in employee-related expenses of approximately $1.5 million as a result of growth in total employee headcount to 658 at September 30, 2016 as compared to 537 at September 30, 2015. Costs incurred in our physician network operations center in connection with enhancing our Member services increased by $0.1 million. Professional fees, increased by $0.4 million for the quarter ended September 30, 2016 as compared to September 30, 2015. Other expenses, which include office-related charges and bank charges, severance costs, lease costs associated with abandoned facilities and bad debt expenses, increased to $3.2 million for the quarter ended September 30, 2016 from $2.9 million for the quarter ended September 30, 2015, an increase of $0.3 million. General and administrative expenses were $35.2 million for the nine months ended September 30, 2016 compared to $30.6 million for the nine months ended September 30, 2015, an increase of $4.6 million, or 15%. This increase was in part due to an increase in employee-related expenses of approximately $5.8 million as a result of growth in total employee headcount to 658 at September 30, 2016 as compared to 537 at September 30, 2015. Additionally, costs incurred in our physician network operations center in connection with enhancing our Member services decreased by $2.0 million. Professional fees, decreased by $1.1 million for the nine months ended September 30, 2016 as compared to September 30, 2015. Other expenses, which include office-related charges and bank charges, severance costs, lease costs including costs associated with abandoned facilities and bad debt expenses, increased to $10.3 million for the nine months ended September 30, 2016 from $8.4 million for the nine months ended September 30, 2015, an increase of $1.9 million and are primarily driven by increased office related costs and bank costs to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $2.6 million for the quarter ended September 30, 2016 compared to $1.5 million for the quarter ended September 30, 2015, an increase of $1.1 million, or 75%. Depreciation and amortization was $5.7 million for the nine months ended September 30, 2016 compared to $3.3 million for the nine months ended September 30, 2015, an increase of $2.4 million, or 71%. This increase in both periods was due to an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $6.1 million at September, 2015 to $10.7 million at September 30, 2016 and intangibles assets acquired from

HealthiestYou in July 2016.

Amortization of Warrants and Loss on Extinguishment of Debt.  Amortization of warrants and loss on extinguishment of debt was $8.5 million for the quarter ended September 30, 2016 and none in 2015. Amortization of warrants and loss on extinguishment of debt was $8.5 million for the nine months ended September 30, 2016 and none in 2015. As a result of the July 2016 refinancing, the Company determined that the July 2016 Mezzanine Term Loan represents an extinguishment of the original SVB Mezzanine Term Loan and recorded a one-time charge associated with the amortization of warrants and loss on extinguishment of debt of $8.5 million. The amortization of warrants and loss on extinguishment of debt includes the write-off of fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the warrants issued in connection with the July 2016 Mezzanine Term Loan.

Interest Expense, Net.  Interest expense, net consists of interest costs associated with our bank and other debt and interest income from short-term investments in marketable securities. Interest expense, net was $(0.9) million for the quarter ended September 30, 2016 compared to $(0.5) million for the quarter ended September 30, 2015, an increase of $0.4 million. The increase in interest expense reflects higher outstanding debt and costs associated with the re-financing. Interest expense, net was flat at $(1.7) million for both of the nine months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended
	September 30,
	2016	2015
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(43,750)	$(34,377)
Net cash provided by (used in) investing activities	12,434	(122,469)
Net cash provided by financing activities	20,282	164,474
Total	$(11,034)	$7,628

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

Our principal sources of liquidity are cash and cash equivalents totaling $44.0 million as of September 30, 2016, which were held for working capital purposes. In addition, we have $30.9 million of short-term investments in marketable securities. Our cash and cash equivalents are comprised of money market funds and marketable securities.

Cash Used in Operating Activities

For the nine months ended September 30, 2016, cash used in operating activities was $43.7 million. The negative cash flows resulted primarily from our net loss of $60.0 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $4.7 million, all of which was the result of growth of the business. The impact was partially offset by depreciation and amortization of $5.7 million, allowance for doubtful accounts of $2.0 million, stock-based compensation of $5.2 million, deferred income taxes of $0.4 million and amortization of warrants of $7.7 million.

For the nine months ended September 30, 2015, cash used in operating activities was $34.4 million. The negative cash flows resulted primarily from our net loss of $43.0 million and deferred income taxes of $0.1 million, partially offset by depreciation and amortization of $3.3 million, allowance for doubtful accounts of $1.4 million, stock-based compensation of $2.1 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $1.7 million, all of which was the result of growth of the business..

The increase in cash used in operating activities for both periods was primarily the result of additional headcount, increased marketing expenses, costs incurred to improve and optimize our technology platform, increases in our physician network operations center and office-related charges to support the growth of our business.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $12.4 million for the nine months ended September 30, 2016. Cash provided by investing activities consisted of maturities of short-term marketable securities of $51.4 million, net of purchases offset by the acquisition of HealthiestYou of $37.0 million net of cash acquired, and of purchases of property and equipment totaling $1.1 million and investments in internally developed capitalized software of $0.8 million.

Cash used in investing activities was $122.5 million for the nine months ended September 30, 2015. Cash used in investing activities consisted of the acquisition of BetterHelp, StatDoc and Gateway, which required payments of $3.3 million $12.9 million and $1.5 million net of cash acquired, respectively, purchases of short-term marketable securities of $98.0 million, net of sales and of purchases of property and equipment totaling $5.5 million and investments in internally developed capitalized software of $1.2 million.

Cash Provided by Financing Activities

Our primary financing activities have consisted of our IPO, private sales of preferred stock and bank and other borrowings.

Cash provided by financing activities for the nine months ended September 30, 2016 was $20.3 million. Cash provided by financing activities consisted of $2.3 million of proceeds from the exercise of employee stock options, $0.2 million of proceeds from the issuance of common stock and $17.5 million borrowed under the SVB Line of Credit and $12.0 million borrowed under the Mezzanine Term Loan. Cash used in financing activities consisted of the repayment of $11.7 million under the Amended Term Loan Facility and promissory note.

Cash provided by financing activities for the nine months ended September 30, 2015 was $164.5 million. Cash provided by financing activities consisted of an additional $163.1 million of net cash proceeds from IPO, an additional  $6.8 million borrowed under the Revolving Advance Facility and $0.3 million of proceeds from the exercise of employee stock options. Cash used in financing activities consisted of repayment of $5.7 million under the Amended Term Loan Facility and promissory note.

Indebtedness

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the WSJ Prime Rate with a WSJ Prime Rate floor of 3.5% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

The Company determined that the Mezzanine Term Loan represents an extinguishment of the original Mezzanine Term Loan and as a result recorded a one-time charge of $8.5 million. The amortization of warrants and loss on extinguishment of debt includes the write-off of fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the aforementioned warrants.

The Line of Credit Facility provides for borrowings up to $25 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there is an additional $25 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carries interest at a rate of 0.50% above the WSJ Prime Rate and matures in July 2019. The Company incurred an initial $75,000 loan origination fee and is responsible for additional $75,000 in annual fees on the anniversary of the Line of Credit Facility. The Company will also be liable for a $50,000 loan arrangement fee if and when the Company utilizes the Uncommitted Incremental Facility.

Additonally, the Company determined that the original Amended Term Loan Facility and Revolving Advance Facility were modified as part of the refinancing and as a result, less than $0.1 million of previous deferred loan costs will continue to be amortized to interest expense through July 2019.

The following information describes the Company’s debt agreements before the refinancing in July 2016.

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with SVB that provided for a Revolving Advance Facility and a Term Loan Facility (the “Amended Term Loan Facility”). The Revolving Advance Facility provided for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $6.5 million at December 31, 2015. The Revolving Advance Facility carried interest at a rate of 0.75% above the prime rate per annum. The Company entered into an amendment to the Revolving Advance Facility in March 2015. Interest payments were payable monthly in arrears.

The Amended Term Loan Facility provides for borrowings up to $5.0 million. As of December  31, 2015, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carried interest at a rate of 1.00% above the prime rate per annum. Interest payments were payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and continued with equal monthly payments of principal plus interest through the July 2016 refinancing date.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a  Mezzanine Term Loan totaling $13.0 million. The total $13.0 million drawdown of the Mezzanine Term Loan was completed in September 2014. The Mezzanine Term Loan carried interest at a rate of 10.00% per annum. Interest payments were payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of common stock of the Company at an exercise price of $2.95 per share. The warrants were  immediately exercisable and had a 10‑year term and were exercised in 2015. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan was used to fund the expansion of the Company’s business.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7.00% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million and $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2016 and 2015, respectively. As a result of the seller put option, the Company has classified the $2 million outstanding balance to current liability as of September 30, 2016.

The Company was in compliance with all debt covenants at September 30, 2016 and December 31, 2015.

Looking Forward

As a result of our IPO, we received $163.1 million of net cash proceeds in July 2015. In addition, we refinanced our debt in July 2016 which provides for additional borrowing capacity. Currently, we anticipate negative EBITDA results through the end of 2017.

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

2016 Shelf Registration

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016 (the “2016 Shelf”). Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of existing shareholders registered common stock.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2016:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating leases	$11,734	$1,816	$2,856	$2,565	$4,497
Obligations under SVB Facilities and AmeriDoc Promissory Note	44,490	2,000	42,490	—	—
Interest associated with long-term debt	8,750	3,172	5,578	—	—
Total	$64,974	$6,988	$50,924	$2,565	$4,497

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan Facility and Revolving Advance Facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan Facility and Revolving Advance Facility as of September 30, 2016, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $106,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness in our internal control over financial reporting previously identified in the 2015 Annual Report on Form 10-K had been remediated by June 30, 2016.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board (“TMB”) in the United States District Court for the Western District of Texas, Austin Division alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act.  The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendment, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial.  On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and was subsequently withdrawn by the TMB on October 17, 2016. On January 14, 2016, the District Court granted the parties’ joint motion to stay the trial case pending the aforementioned appeal. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $11.1 million (or 13%), and $12.6 million (or 16%), of the Company’s consolidated revenue for the nine months ended September 30, 2016 and during the year ended December 31, 2015, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

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

TELADOC, INC.

Date: October 27, 2016	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: October 27, 2016	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Warrant to Purchase Common Stock dated July 11, 2016	8-K	001-37477	4.1	7/15/16

4.3	Warrant to Purchase Common Stock dated July 11, 2016	8-K	001-37477	4.2	7/15/16

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program, as amended.	8-K	001-37477	10.7	8/03/16

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

10.11	Agreement and Plan of Merger, dated as of June 29, 2016, by and among Teladoc, Inc., Copper Acquisition Sub One, Inc., Copper Acquisition Sub Two, Inc., HY Holdings, Inc. and Frontier Fund IV, L.P., as stockholder representative.	8-K	001-37477	2.1	7/06/16

10.12	Joinder and Third Loan Modification Agreement dated as of July 11, 2016 to Amended and Restated Loan and Security Agreement dated as of May 2, 2014, as amended, among the Company, its subsidiaries, Silicon Valley Bank (SVB) and the lenders party thereto.	8-K	001-37477	10.1	7/15/16

10.13	Amended and Restated Loan and Security Agreement among the Company, its subsidiaries, SVB and the lenders party thereto dated as of May 2, 2014.	8-K	001-37477	10.2	7/15/16

10.14	Credit Agreement dated as of July 11, 2016 among the Company, its subsidiaries, SVB and the lenders party thereto.	8-K	001-37477	10.3	7/15/16
21.1	Subsidiaries of the Registrant.	S-1/A			7/01/15
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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