Form 10-K
period 2016-12-31
Teladoc, Inc.
filed 2017-03-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $380,301,791. The registrant has no non-voting stock outstanding.

As of February 24, 2017, there were 54,240,193 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2017 annual meeting of stockholders to be held on May 25, 2017 are incorporated by reference in response to Part III of this Report.

THE NATION’S FIRST & LARGEST

TELEHEALTH PLATFORM

24/7/365 ON-DEMAND HEALTHCARE ANYTIME, ANYWHERE

VIA MOBILE DEVICES, INTERNET, VIDEO AND PHONE

1  Represents average member satisfaction over the last six years

2 Represents average claims savings per visit ($472) based on an independent study completed by Veracity Analytics of several Teladoc Clients

3 Since the inception of the Company

4 As of February 1, 2017

5 Board-certified, state-licensed physicians and behavioral health professionals

6 Based on the ability of a Teladoc physician to earn ~$150/hour which represents a 50%+ increase to the average full-time physician hourly wage

7 As of December 31, 2016

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

We are the nation’s first and largest telehealth platform, delivering on‑demand healthcare anytime, anywhere, via mobile devices, the Internet, video and phone. Our solution connects consumers, or our Members, with our over 3,000 board‑certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 17.5 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 952,000 telehealth visits in 2016. Membership increased by approximately 43% from December 31, 2015 through December 31, 2016.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on‑demand healthcare whenever and wherever they choose. Employers, health plans and consumers, which we refer to as our Clients, purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high‑quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals, which we refer to as our Providers, have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which is over 90% over the last eight years. We further believe any consumer, employer or health plan or practitioner interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

According to the Centers for Disease Control and Prevention, or the CDC, there are approximately 1.25 billion ambulatory care visits in the United States per year, including those at primary care offices, hospital emergency rooms, outpatient clinics and other settings. We estimate that approximately 417 million, or 33%, of these visits could be treated through telehealth. We believe that the total addressable market for telehealth in the United States consists of the ambulatory care telehealth opportunity, a subset of visits currently delivered in urgent and retail care settings and care foregone by those currently not accessing the healthcare delivery system.

Additionally, according to the US Department of Health and Human Services Agency for Healthcare Research and Quality, or the AHRQ, there are approximately 168 million behavioral health market visits in the United States per year, including only outpatient provider offices. We estimate that approximately 131 million, or 78%, of these visits could be treated through telehealth.

The U.S. healthcare system is experiencing a growing crisis of access, cost and quality of care due to inefficiencies in today’s healthcare system and barriers between participants. According to the National Association of Community Health Centers, or the NACHC, approximately 62 million individuals in the United States currently have no or inadequate access to primary care as a result of physician shortages. Absent convenient access to a primary care physician, individuals will most likely either not seek care at all or visit emergency rooms or urgent care clinics, the most expensive and often inefficient settings for their primary care needs. These market dynamics impact not only the consumers seeking care, but also the health plans and employers that ultimately bear all or a portion of these costs. A 2013 study by Truven Health Analytics that examined insurance claims for emergency room visits found that over 70% of patients received care related to causes that did not require immediate attention, or were addressable or avoidable with proper outpatient care.

Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on‑demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current healthcare system. Consumers’ ability to access high‑quality, affordable care has been limited by many factors such as physician availability, prohibitive costs, physician office hours and geographic locations. Likewise, burdensome administration, cancellations, reimbursement rates, unfilled appointment slots, geographic constraints and business hour limitations have historically impacted physician efficiency and, as a result, constrained physicians’ income. We believe we have created a platform that is uniquely positioned to bridge the supply and demand gap between physicians and consumers by fundamentally changing the way market participants access and deliver healthcare—eliminating traditional barriers and inefficiencies between participants and empowering them to engage in a healthcare marketplace anytime, anywhere. Our platform provides our Members with access to board‑certified physicians, comprehensive clinical programs and consumer engagement strategies in an economic model that delivers multiple benefits to all participants. The unique combination of these features enables us to dynamically and efficiently match consumer demand and physician availability in real‑time or through advanced scheduling, in various modalities including video, mobile app, web and telephonic connections requested through our member services center.

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

We currently serve over 7,500 employers, health plans, health systems and other entities. These Clients collectively purchase access to our solution for more than 17.5 million Members. We believe our business to business to consumer, or B2B2C, distribution strategy is the most efficient method by which to reach consumers and deliver telehealth to our Members. We have over 30 health plans as Clients, including some of the largest in the United States such as Aetna, Blue Shield of California, Blue Cross and Blue Shield of Alabama, Premera Blue Shield and UnitedAd. Health plans serve as Clients as well as distribution channels to self‑insured employer Clients that contract with us through a health plan relationship. Our employer Clients include over 220 Fortune 1000 companies and industry leaders such as Accenture, Bank of America, Pepsi and T-Mobile. We also have a number of health system clients such as Einstein Healthcare Network, Silver Cross Hospital and Craig Hospital. The remainder of our Clients are from channel partners such as brokers, resellers and consultants who sell into a range of small, medium and large enterprises. Over the past two years, we have more than doubled our client and membership bases.

We generate revenue from our Clients on a contractually recurring, per‑Member‑per‑month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under our large Client contracts, we generate additional revenue on a per‑telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $123.2 million, $77.4 million and $43.5 million in revenue in 2016, 2015 and 2014, respectively, representing 59% and 78% year‑over‑year growth from 2015 to 2016 and from 2014 to 2015, respectively. For both of the years ended December 31, 2016 and 2015, 82% and 18% of our revenue were derived from subscription access fees and visit fees, respectively. For the year ended December 31, 2014, 85% and 15% of our revenue were derived from subscription access fees and visit fees, respectively. Our solution offers our Clients substantial savings opportunities and an attractive return on investment. We recently commissioned Veracity Analytics, an independent healthcare data analytics company, to perform an independent study of several Clients representing nearly 2 million of our Members as of the end of 2016. The study was prepared on behalf of Veracity Analytics and was led by a researcher and physician at a leading research hospital. The study found that these Clients saved $472 on average per visit when its Members received care through Teladoc instead of receiving care in other settings for the same diagnosis. Combined with average employee productivity savings of $46, estimated from data provided by the Bureau of Labor Statistics, we saved our Clients approximately $493 million in healthcare delivery costs in 2016. We believe these results are representative of the value proposition we can provide the broader U.S. healthcare system.

Industry Challenges and Our Opportunity

Barriers and inefficiencies in the current U.S. healthcare system present market participants with three major challenges: (i) consumers lack sufficient access to high‑quality, cost‑effective healthcare at appropriate sites of care, while bearing an increasing share of costs; (ii) employers and health plans lack an effective solution that reduces costs while enhancing healthcare access for beneficiaries; and (iii) providers lack flexibility to increase productivity by delivering care on their own terms. Market participants are therefore increasingly unable to effectively and efficiently receive, deliver or administer healthcare. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for a similar solution in healthcare. We believe there is a significant opportunity to solve these challenges through a trusted solution, such as ours, that matches consumer demand and physician supply in real‑time, while offering health plans and employers an attractive, cost‑effective healthcare alternative for their beneficiaries.

Growing Healthcare Access Crisis for Consumers

Consumers in the United States are experiencing challenges in obtaining access to affordable, high‑quality healthcare at appropriate sites of care. A 2016 study from IHS Markit prepared for the Association of American Medical Colleges found that physician demand continues to grow faster than supply, resulting in a projected total physician shortfall of up to 94,700 physicians by 2025, including a shortage of approximately 36,000 primary care physicians. We believe provider supply is projected to further contract, evidenced by the 2014 Survey of America’s Physicians, where 81% of physicians describe themselves as either over‑extended or at full capacity. According to a 2014 Merritt Hawkins study, the average lead time to see a primary care physician across various metro areas was 19 days. Given expected population growth and aging in the United States, the supply and demand gap for access to healthcare services is expected to further widen, placing additional pressure on an already overburdened healthcare system that lacks physician capacity and diagnoses‑appropriate access points.

This access crisis has resulted in U.S. consumers either seeking care at inappropriate, more costly settings such as hospital emergency rooms, or foregoing needed care entirely. A 2015 survey from the American College of Emergency Physicians found that almost 50% of physicians polled stated that demands for care coordination including emergency department visits are increasing due to increased difficulty in finding or arranging timely follow-up with primary care physicians and/or specialists. In the same survey, 70% of physicians polled also noted that they believe their emergency department is not adequately prepared for potentially substantial increases in patient volume.

Healthcare Cost Burden and Lack of Viable Options for Health Plans and Employers

The U.S. healthcare system is burdened by significant waste and extreme variations in access, cost and quality of care. A recent study published in The Journal of the American Medical Association estimates that approximately $734 billion, or 27%, of all healthcare spending in 2011 was wasted due to factors such as the provision of unnecessary services, inefficient delivery of care and inflated prices. When consumers are forced to seek care at inappropriate and more costly sites of care, those cost inefficiencies impact not only the consumer, but also the health plans and employers that ultimately bear all or a portion of these costs.

The costs and associated burdens on health plans, employers and consumers are only expected to increase. Centers for Medicare and Medicaid Services, or CMS, forecasted U.S. national health expenditures reached $3.1 trillion, or approximately 18% of the U.S. GDP in 2014, and will reach approximately 20% of GDP by 2022. A survey from Milliman in 2016 noted that healthcare costs for an average American family of four exceeded $25,000 in 2016, and have tripled since 2001. A 2013 survey by the National Business Group on Health and Towers Watson indicated that employers bear on average approximately two‑thirds of their employees’ healthcare costs and CMS forecasted U.S. employers spent approximately $660 billion on healthcare in 2015. Despite the significant amount of dollars spent, U.S. healthcare outcomes remain inferior relative to those of many other countries.

The unsustainable levels of spending on healthcare and extreme inefficiencies in the system have driven an increased focus by employers and health plans to control healthcare expenditures. Governments, private insurance companies and self‑insured employers, are implementing meaningful cost containment measures, including shifting financial responsibility to patients through higher co‑pays and deductibles and delivering healthcare through alternative, more cost‑effective methods. The increasing shift of financial responsibility to patients coupled with increased pricing transparency has, in turn, heightened beneficiary focus on healthcare alternatives. According to a 2013 survey for Prudential Insurance by MRops, Inc. and Oxygen Research Inc., 49% of employers are extremely or very likely to eventually offer only high deductible health plans. As consumers take responsibility for a larger share of their healthcare costs and spend more on healthcare services, they are also demanding higher quality care, greater control in how and where they receive care, increased convenience and more service for every dollar spent.

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

Opportunity to Remove Barriers Through an Innovative Platform that Benefits All Participants

We believe we have a significant opportunity to solve access, cost and quality of care challenges through a platform that matches consumer demand and physician availability in real‑time and in various modalities such as video, web, mobile and telephone, while offering health plans and employers an attractive, cost‑effective alternative for their beneficiaries through our platform. As consumerism in healthcare increases and consumers and providers become accustomed to on‑demand services in other industries, they are similarly demanding technology‑powered solutions for their healthcare needs. The emergence and subsequent rapid adoption of technologies such as big data and analytics, cloud‑based solutions, online video and mobile applications represents an enormous opportunity for healthcare innovation. We believe the confluence of consumer empowerment, emergence of broad technology solutions and focus by all constituents on providing high‑quality, cost‑effective healthcare creates a unique opportunity for a disruptive platform that transforms the way consumers access, providers deliver and employers and health plans administer high‑quality, cost‑efficient healthcare.

Our Competitive Strengths

We believe the following are our key competitive strengths.

Leading Solution and First‑Mover Advantage

Our solution is composed of an integrated technology platform, high‑quality Provider network, sophisticated consumer engagement strategies and entrenched distribution channels. We have developed a strong brand, established strong relationships with Clients and have become a leading telehealth platform in the United States. Our history of innovation and long‑standing operations provide us with a significant first‑mover advantage, including what we believe are the following telehealth industry firsts:

•

Integrated Technology Platform.  We were the first to build a scalable, integrated technology platform for telehealth with an API and multiple real‑time payor integrations. Our platform’s application program interface or API, powers external connectivity with a wide range of payors, third‑party applications and other interfaces and uniquely positions us to be a central partner in the rapidly emerging, technology‑powered healthcare industry.

•

High Quality Provider Network.  We were the first to deliver nationwide access to board certified physicians 24 hours a day, seven days a week, 365 days a year and establish over 100 proprietary Evidence Based clinical guidelines specifically designed for telehealth. In addition, we are the first telehealth company that has received certification by the National Committee for Quality Assurance, or the NCQA, an independent, not for profit, healthcare oriented organization founded in 1990 dedicated to improving healthcare quality and verifying adherence to national standards of excellence in the provision of healthcare for our physician credentialing processes. We have implemented the highest credentialing requirements, ensuring quality interactions and reliable resolutions. The NCQA is funded by corporations and foundations who share its goals as well as its sponsors who, in turn, are eligible to receive NCQA progress reports and access to educational seminars. As a not for profit organization, the NCQA relies on these contributions to foster its accreditation and performance measurement initiatives. The NCQA states that it accepts funds from sponsors only for programs or activities that are consistent with NCQA’s mission and in a manner consistent with presenting the credibility and objectivity of its information, priorities, programs and decisions.

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
SUPPLY DEMAND MATCHING
PROVIDER
MOBILE DEVICES
INTERNET
PHONE
REAL-TIME MEMBER RESPONSIBILITY
CARE RECORD & PAYMENTS
CUSTOM NETWORKS
Member engagement
Real-time & stored eligibility
Enrollment
Payment & demographic info
EMR
Primary Care
Dermatology
Behavioral Health
On-demand & scheduled
Image sharing
Queuing, routing & scheduling
Evidence based guidelines
Gaps in care alerts
Clinical documentation
Patient education
Message center
eRx
Follow-up
Referrals
Clinical QA
Member & provider satisfaction
Claims, ROI & clinical data
PROVIDER ECOSYSTEM
CLIENTS & PARTNERS
TELADOC SOLUTION
INTEGRATED, SCALABLE, RESPONSIVE

Innovative Technology Platform

Our integrated solution positions us at the center of the patient, provider and payor relationship and as a key participant in the rapidly emerging, technology‑powered healthcare industry. We continually incorporate new product features into our platform to meet the evolving needs of the highly complex healthcare industry. We believe our technology platform contains several differentiating features, including the following:

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

•

Integration and Interoperability.  Our fully functional application program interface, or API powers external connectivity, and we have deep integration with other premier healthcare solutions, including electronic prescribing, payment and administration, care coordination and cost transparency. In addition, we pride ourselves on what we believe is unmatched integration with the payor community that enables us to uniquely provide real‑time eligibility checking, real‑time Member financial liability calculations and clinical data exchange.

•

Customization for Members, Clients and Providers.  Each of our constituents has their own purpose‑built interface. Our Members benefit from the ability to manage their own electronic medical record, or EMR, a secure message center, image upload and sharing capability with Providers, visit scheduling, single sign‑on and fully interoperable native iOs and Android apps. We offer our Clients low implementation effort, custom integrations, interfaces and custom co‑branded landing pages, self‑service portals and robust reporting data. Our Providers benefit from our easy‑to‑use EMR and visit queue, proprietary telehealth guidelines, e‑prescribing and a range of other features and functions such as auto‑complete symptoms, diagnoses and billing codes.

 Highly Scalable Platform

Our platform is highly scalable and can currently provide the same level of Member support and response time for upwards of 20,000 visits per day versus our current rate of approximately 4,000 visits per day on average. Similarly, our platform is currently equipped to serve over 100 million Members and can be scaled quickly to serve even higher volumes. Further, our platform has been built to accommodate the seamless and quick introduction of new services and products, such as behavioral health, dermatology and other services that are currently in the development stages. We have the ability to respond quickly to evolving market needs with innovative solutions, such as mobile applications, biometric devices and at‑home testing, to enhance our solution and support our leadership position. We believe our highly scalable platform provides us with significant growth opportunities within our existing membership and client bases and allows us to grow with low capital expenditure requirements.

 Clinical Capabilities Tailored to Telehealth

We believe that by directly recruiting, credentialing, training and contracting with our Providers we have built our clinical capabilities in a manner that supports the operational complexity of and commitment to clinical quality required in telehealth. Our physician Providers are board‑certified with an average of 20 years of experience and are credentialed through an NCQA‑certified process. The NCQA’s accreditation process involves a comprehensive on‑site and off‑site review by a team of physicians and managed care experts that evaluates more than 60 quality‑related healthcare standards, including quality management and improvement and utilization management. The results of the evaluation are reviewed by the NCQA’s National Review Oversight Committee prior to their assigning an accreditation level. The NCQA’s requirements are developed with the input and support of health plans, providers, purchasers, unions and consumer groups. The NCQA’s accreditation process is not telehealth specific; rather, since its formation in 1990, the NCQA established, and consistently updates, its quality standards and performance measures for a broad range of healthcare entities by building consensus around important health care quality issues. In determining its quality standards and performance measures, the NCQA works with large employers, policymakers, doctors, patients and health plans to determine areas of focus and how to promote improvement within them. Health plans in every state, the District of Columbia and Puerto Rico are NCQA accredited. According to the NCQA, these certified plans cover 109 million Americans, or 70.5% of all Americans enrolled in health plans.

Our clinical capabilities are designed specifically for telehealth. For example, our Members have the option to share a record of every visit and their EMR with their existing primary care physicians. In circumstances where a Member reports that they do not have a primary care physician, the Teladoc Provider educates the Member on the importance of establishing this relationship. Prior to every visit, the Provider reviews the Member’s proprietary EMR and certifies to this review by completing a multi‑step checklist. During and following the visit, the Provider may reference our over 100 proprietary Evidence Based clinical guidelines and other telehealth‑specific content. In addition, Members and Providers remain connected following visits. Members receive personalized notes, patient education materials and are able to ask questions of our clinical team via the Teladoc Message Center. Approximately 10% of all physician visits are reviewed by our clinical quality assurance staff to ensure adherence to appropriate treatment and prescription patterns. We believe our track record of zero medical malpractice claims is a testament to our Providers’ clinical quality.

 Well‑Established Distribution Channels and Strategic Alliances

We have spent over ten years developing sales channels and strategic alliances, which we believe provide an opportunity to sell our solution through trusted partners and are not easily replicated. Our solution is sold through a highly efficient and effective B2B2C distribution network wherein we reach consumers through our Clients and channel partners rather than marketing our solution directly to potential Members. We sell through a direct sales force to our Clients who in turn buy our solution on behalf of their beneficiaries. In addition, a range of third‑parties including brokers, agents, benefits consultants and resellers, whom we refer to as channel partners, sell our solution to various end markets. Notably, many of our health plan Clients also act as channel partners because they resell our solution to their administrative service only or ASO accounts and other customers. We believe the breadth of our distribution strategy allows us to reach employers of nearly every size and in nearly every market, which are capable of purchasing our solution for a large number of beneficiaries, rather than attempting to sell our solution one consumer at a time.

Our Growth Strategies

The following are our key growth strategies.

 Expand Our Membership with New and Existing Clients

We intend to increase our membership by adding additional Members from both existing Clients and from new Clients. We plan to execute this strategy by further penetrating existing relationships and by pursuing new relationships through our distribution channels and an expanded sales team. Within existing accounts, we believe our current membership represents only a fraction of the potential Members available to us. Our existing health plan Clients and self‑insured Clients associated with these health plans currently purchase our solution for only a small percentage of their beneficiaries in the aggregate, and we estimate this provides us the opportunity to grow our membership base by more than 50 million individuals by expanding our penetration within our existing Clients alone. Similarly, we have 220 Fortune 1000 Clients, representing a significant opportunity for new Client growth with large employers. We are investing heavily in new marketing technologies and support staff to aid our sales force in penetrating existing accounts, lead generation, new Client generation and implementations. We further believe that as market leader in the telehealth industry, we have a strong, established brand and are uniquely positioned to capitalize on the B2C channel in the future.

 Expand into New Clinical Specialties

We currently offer our Clients access to over 3,000 board‑certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions. We also currently offer direct‑to‑Member access to behavioral health professionals who treat conditions such as anxiety and depression. We intend to leverage our highly scalable platform by expanding into new clinical specialties, such as second opinions and chronic conditions such as diabetes, and by focusing on expanding our existing services amongst current Clients such as by offering dermatology, tobacco cessation, sexual health testing and behavioral health as a commercial service to our Clients. As we expand our clinical offerings, we intend to further eliminate gaps in continuity of care in order to provide coordinated care along the healthcare delivery continuum. For example, we continue to expand our dermatology, tobacco cessation, sexual health testing and behavioral health product offerings. According to the 2012 white paper from the U.S. Department of Health and Human Services, approximately 46 million adults in the U.S. suffer from mental illness with more than 11 million adults reporting an unmet need for mental healthcare. Compounding this unmet need, the shortage of psychiatrists and behavioral health resources has become acute nationwide. According to a 2014 Merritt Hawkins report, psychiatrists are essentially aging out of the workforce, with over 70% of psychiatrists 50 years of age or older. Furthermore, industry surveys indicate that turnover amongst mental health professionals is significantly higher than that of primary care physicians and in the future, the growing demand for psychiatric services is expected to be addressed by primary care physicians.

 Leverage Existing Sales Channels and Penetrate New Markets

We have developed a highly effective distribution network to target large employers and we are committing incremental sales and marketing resources to the small medium business or SMB sales channel to increase our penetration within this market. Additionally, we intend to further penetrate the provider market, notably hospitals and group physician practices, as we believe our solution offers these markets an attractive platform from which to generate substantial income by acquiring new patients and to better participate in emerging risk‑sharing and value‑based payment models, such as Accountable Care Organizations and Patient‑Centered Medical Homes.

 Expand Across Care Settings and Use Cases

We intend to expand our solution across use cases and additional care settings. We also continually explore ancillary opportunities to broaden our business. We believe our services have wide applicability across new use cases, including home care, post discharge, wellness/screening and chronic care. We are also currently extending or have already offered to our members additional range and functionality of our benefits applications, and will continue to respond quickly to evolving market needs with innovative solutions, including mobile applications, biometric devices and at‑home testing.

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

 Expand Through Focused Acquisitions

We plan to continue to leverage our know‑how and the scale of our platform to selectively pursue acquisitions. To date, we have completed five acquisitions that have expanded our distribution capabilities and broadened our service offering, including into areas such as behavioral health. Our acquisition strategy is centered on acquiring technologies, products, capabilities, clinical specialties and distribution channels that are highly scalable and rapidly growing. We will continue to evaluate and pursue acquisition opportunities that are complementary to our business.

Technology and Operations

Our integrated platform supports rapid and efficient access to, and evaluation of, information from a variety of healthcare network participants. It has a user‑friendly interface designed to empower Members and dependents to remotely access healthcare whenever and wherever each individual chooses (via mobile devices, the Internet, video and phone).

Our enterprise scale platform is architected for real‑time sharing of clinical and non‑clinical data in real time among the Teladoc constituents, which include: Members, Providers, provider network operations centers staff, nurses, SureScripts for electronic medication prescription writing, routing and fulfillment and health plans for real‑time eligibility checking, real‑time Member financial responsibility calculations, claims processing, clinical summaries and clinical alerts.

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
PROVIDERS
MEMBERS
SINGLE SIGN-ON
MOBILE APPS
HTTPS
ELIGIBILITY
HEALTH PLAN PORTAL
HEALTH PLAN EDI
3RD PARTY PARTNERS
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

We have achieved over 99% uptime over the last 12 months. Systems are continually monitored for any signs of problems and preemptive action is taken when necessary. Encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.

We have also successfully grown our business to a level that supports the establishment of two Teladoc‑owned provider network operations centers that we opened in December 2016 and August 2015, respectively. Through these internal operations centers, our employees service Teladoc Members and Clients with expanded customer service and compliance monitoring operations.

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

Clients and Members

Our Clients consist of (i) employers, including 220 Fortune 1000 companies, (ii) health plans and (iii) health systems and other entities. As of December 31, 2016, we had approximately 7,500 Clients and our services reached over 17.5 million Members. The following is a selection of our Clients:

•	employers, such as Accenture, Bank of America, General Mills, Pepsi, and T‑Mobile;

•	health plans, such as Aetna, Premera, Blue Shield of California, Blue Cross and Blue Shield of Alabama, UnitedAg and Universal American; and

•	health systems, such as Einstein Healthcare Network, Silver Cross Hospital and Craig Hospital.

Within existing accounts, we believe our current membership represents only a fraction of the potential Members available to us. For example, our existing health plan Clients and self‑insured Clients associated with these health plans currently purchase our solution for only a small percentage of their beneficiaries in aggregate, reflecting a significant opportunity for membership growth. We believe there are in excess of 50 million potential Members within these existing Clients alone.

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new services, technologies, features and functionality. Our product development team, which as of December 31, 2016, consisted of 110 employees, is responsible for the design, development, testing and certification of our solution. In addition, we utilize certain third‑party development services to perform application development and design services. We focus our efforts on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market telehealth technology (devices and systems) or (ii) provide telehealth, such as the delivery of on‑demand access to healthcare. In the provision of telehealth, competition focuses on, among other factors, experience in operation, customer service, quality of technology and know‑how and reputation. Competitors in the telehealth market include MDLive, Inc., and American Well Corporation, among other smaller industry participants.

Physicians and Healthcare Professionals

We contract for our Providers’ services through the Services Agreement with Teladoc Physician Association or Teladoc PA, and, therefore, our Providers are not our employees. Under the Services Agreement, we have agreed to serve, on an exclusive basis, as manager and administrator of Teladoc PA’s non‑medical functions and services related to the provision of the telehealth services by physicians employed by or under contract with Teladoc PA. Teladoc PA has agreed to provide our Members, through its physicians, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The Services Agreement also requires Teladoc PA to maintain the state licensure and other credentialing requirements of its physicians. The non‑medical functions and services we provide under the Services Agreement primarily include Member management services such as maintaining network operations center for our Members to request a visit with Teladoc PA’s physicians (our Providers), Member billing and collection administration and maintenance and storage of Member medical records. Under the Services Agreement, Teladoc PA currently pays us an access fee of $25,000 per month for network operations center and medical records maintenance, a fixed fee of $65,000 per month for our provision of management and administrative services and a license fee of $10,000 per month for the non‑exclusive use of the Teladoc trade name. Additionally, we are required to maintain, for our company and our employees, general insurance of at least $1.0 million per occurrence and $2.0 million in the aggregate. Similarly, Teladoc PA is required to maintain, for itself and its physicians, professional liability insurance of at least $1.0 million per occurrence and $3.0 million in the aggregate. The Services Agreement has a 20‑year term and expires in February 2025 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non‑terminating party, a material breach of the Services Agreement by the non‑terminating party or a governmental or judicial termination order related to the Services Agreement.

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

Government Regulation

The healthcare industry and the practice of medicine are extensively regulated at both the state and federal levels. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated Providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

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

Federal Anti‑Kickback Statute

We are also subject to the federal Anti‑Kickback Statute. The Anti‑Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti‑Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti‑Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti‑Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti‑Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

In recent years, there have been a number of well‑publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

OTHER INFORMATION

Employees

As of December 31, 2016, we had 670 employees. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States. We also have trademark applications pending to register marks in the United States. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know‑how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. Other than the trademark Teladoc (and design), we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. We require our employees, consultants and certain of our contractors to execute confidentiality and proprietary rights agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

Legal Proceedings

Teladoc is subject to legal proceedings, claims and litigation arising in the ordinary course of its business.

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board, or the TMB, in the United States District Court for the Western District of Texas, Austin Division, which we refer to as the District Court, alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendments, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and voluntarily withdrawn by the TMB on October 17, 2016. On November 2, 2016, the District Court granted the parties’ joint motion to stay the trial case through April 19, 2017. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $15.1 million (or 12%), $12.6 million (or 16%) and $10.0 million (or 23%) of Teladoc’s consolidated revenue during the year ended December 31, 2016, 2015 and 2014, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

Given the nature and status of the lawsuits described above, Teladoc cannot determine the amount or reasonable range of a potential loss, if any, though it does not believe a material loss is probable in connection with any of the suits. Teladoc routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, Teladoc establishes accrual estimates for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2016, Teladoc has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. Teladoc does not believe that, at December 31, 2016, any reasonably possible losses in excess of the amounts accrued would be material to the consolidated financial statements.

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

Our ability to conduct business in each state is dependent upon the state’s treatment of telemedicine (and of remote healthcare delivery in general, such as the permissibility of, and requirements for, physician cross‑coverage practice) under such state’s laws, rules and policies governing the practice of medicine, which are subject to changing political, regulatory and other influences. Cross‑coverage regulation refers to the state rules under which one doctor is permitted to treat the regular patients of another doctor remotely. Some state medical boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states. Some of these actions have resulted in litigation and the suspension of our operations in certain states. See “Legal Proceedings” included above in this Annual Report on Form 10-K.

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

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in at least 42 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for Provider services through a services agreement with Teladoc PA, which is a 100% physician‑owned independent entity that has agreements with several professional corporations, to contract with physicians and professional corporations that contract with physicians for the clinical and professional services provided to our Members. See “Business—Physicians and Healthcare Professionals” for a more detailed discussion of the Services Agreement. We do not own Teladoc PA or the professional corporations with which it contracts. Teladoc PA is owned by Dr. Timothy Howard, one of our Providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with Teladoc PA, or among Teladoc PA and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our Members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with Teladoc PA could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $74.2 million, $58.0 million and $17.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $204.7 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer and expand our applications of technology through which Members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient

Protection and Affordable Care Act or PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

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

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the year ended December 31, 2016, 2015 and 2014, no Client represented more than 10% of our total revenue. For the years ended December 31, 2016, 2015 and 2014, our top ten Clients by revenue accounted for 23.9%, 22.9% and 28.1% of our total revenue, respectively. We also rely on our reputation and recommendations from key Clients in order to promote our solution to potential new Clients. The loss of any of our key Clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new Clients. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non‑renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and Members.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, health savings account, or HSA and other benefits platforms to deliver our solution to their consumers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased Client use of our applications or increased revenue.

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

We serve all of our Clients and Members from two data centers, one located in Lewisville, Texas and the other located in the Metro New York City area. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third‑party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our Clients and Members. Our third‑party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third‑party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Dell Computer and Redhat Corporation, and routers and network equipment from Cisco and Hewlett‑Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non‑practicing entities, whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition or results of operations. We expect that we may receive in the future notices that claim we or our Clients using our solution have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

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

We are currently licensed to operate in all fifty states and file state income tax returns in 25 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three‑year period. Similar rules may apply under state tax laws. As of December 31, 2016, we have approximately $192.3 million of federal and state net operating loss carryforwards available to offset future taxable income which, if not utilized, will begin to expire in 2025. Our ability to utilize NOLs may be currently subject to limitations due to a prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2016, 2015 and 2014, our net cash used in operating activities was $51.8 million, $47.2 million and $11.4 million respectively. As of December 31, 2016, we had $50.0 million of cash and cash equivalents and $15.8 million of short-term investments, which are held for working capital purposes. As of December 31, 2016, we had borrowings of $42.5 million under our credit facilities and the ability to borrow up to an additional $32.5 million. Borrowings under our credit facilities are secured by substantially all of our properties, rights and assets. Additionally, the credit agreements governing our credit facilities contain certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends and transfer or dispose of assets as well as a financial covenant that requires us to maintain a specified level of recurring revenue growth. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our recurring revenue growth obligation, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information. These laws and regulations include HIPAA . HIPAA establishes a set of basic national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

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

In addition, HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personally identifiable information, or PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity and liability.

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

We also send short message service, or SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class‑action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi‑million dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time‑consuming to defend.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, gross profit, net loss and cash flows, has varied and may vary significantly in the future, and period‑to‑period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 595 full‑time employees at December 31, 2015 to 670 full‑time employees at December 31, 2016. We have also increased our client and membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

We expect to derive a significant portion of our revenue from renewal of existing Client contracts and sales of additional applications and services to existing Clients. As part of our growth strategy, for instance, we have recently focused on expanding our services amongst current Clients. As a result, selling additional applications and services are critical to our future business, revenue growth and results of operations.

Factors that may affect our ability to sell additional applications and services include, but are not limited to, the following:

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include MDLive, Inc., and American Well Corporation, among other smaller industry participants. In addition, large, well‑financed health plans have in some cases developed their own telehealth tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

Our marketing efforts depend significantly on our ability to call upon our current Clients to provide positive references to new, potential Clients. Given our limited number of long‑term Clients, the loss or dissatisfaction of any Client could substantially harm our brand and reputation, inhibit widespread adoption of our solution and impair our ability to attract new Clients and maintain existing Clients. Any of these consequences could lower retention rate and have a material adverse effect on our business, financial condition and results of operations.

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

Our offices may be harmed or rendered inoperable by natural or man‑made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain a $7.1 million insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man‑made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

Our marketing efforts for the direct-to-consumer behavioral health portion of our business may not be successful or may become more expensive, either of which could increase our costs and adversely affect our business, financial condition, results of operations and cash flows.

Direct-to-consumer behavioral health represents a material portion of our overall business. We spend significant resources marketing this service. We rely on relationships for our direct-to-consumer behavioral health business with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products for our direct-to-consumer behavioral health business, we may spend a significant amount of resources on marketing. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in Internet search listings, our business, financial condition, results of operations and cash flows could be materially and adversely impacted.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of our internal control over financial reporting;
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	exemption from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.

We have, and currently intend to continue to, take advantage of reduced reporting. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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
•

the requirement that a special meeting of stockholders be called only by the chairman of our board of directors, the chief executive officer, the president or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; andadvance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

We lease approximately 18,000 square feet of office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2018. In 2016 we executed a lease for approximately 19,000 square feet of office space in Phoenix, Arizona for our backup provider network operations center. The lease has a seven-year initial term and provides for a five-year extension. In 2015 we executed a lease for approximately 73,000 square feet of office space in Lewisville, Texas for our provider network operations center and administrative purposes. The lease has a ten-year initial term and provides for two five-year extensions. We also lease additional operational facilities elsewhere in the United States. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 17, “Legal Matters”, to our audited consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Common Stock in July 2015. Our Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “TDOC” on July 1, 2015. The high and low prices of our Common Stock for each quarterly period during the last two fiscal years are as follows:

	High	Low
2015
Third quarter	$34.82	$20.53
Fourth quarter	$22.81	$15.61
2016
First quarter	$20.80	$9.08
Second quarter	$16.30	$9.28
Third quarter	$19.49	$13.49
Fourth quarter	$19.10	$14.00

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

Holders

On February 27, 2017, there were 132 shareholders of record of our Common Stock.

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

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations Data (in thousands):
Revenue	$123,157	$77,384	$43,528
Cost of revenue	31,971	21,041	9,929
Gross profit	91,186	56,343	33,599
Operating expenses:
Advertising and marketing	34,720	20,236	7,662
Sales	26,243	17,976	11,571
Technology and development	21,815	14,210	7,573
Legal	4,117	8,878	1,311
Regulatory	3,158	2,433	429
Acquisition related costs	6,959	551	196
General and administrative	48,568	42,981	17,687
Depreciation and amortization	8,270	4,863	2,320
Loss from operations	(62,664)	(55,785)	(15,150)
Amortization of warrants and loss on extinguishment of debt	8,454	—
Interest expense, net	2,588	2,199	1,499
Net loss before taxes	(73,706)	(57,984)	(16,649)
Income tax provision	510	36	388

Net loss	$(74,216)	$(58,020)	$(17,037)
Net loss per share, basic and diluted	$(1.75)	$(2.91)	$(10.25)
Weighted-average shares used to compute basic and diluted net loss per share	42,330,908	19,917,348	1,962,845

	As of December 31,
	2016	2015
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and investments	$50,015	$55,066
Working capital	61,645	133,592
Total assets	303,670	229,737
Stockholders’ equity	230,870	178,564

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Many statements made in this Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward‑ looking statements and should be evaluated as such. Forward‑looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”,“suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward‑looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Form 10-K Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We base these forward‑looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward‑looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward‑looking statements or projections. Although we believe that these forward‑looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward‑looking statements and projections. Factors that may materially affect such forward‑looking statements and projections include, but are not limited to the following:

•	ongoing legal challenges to, or new state actions against, our business model;

•	our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	our ability to operate in the heavily regulated healthcare industry;

•	our history of net losses and accumulated deficit;

•	the impact of recent healthcare reform legislation and other changes in the healthcare industry;

•	risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	our ability to establish and maintain strategic relationships with third parties;

•	our ability to recruit and retain a network of qualified Providers;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	rapid technological change in the telehealth market;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Form 10-K; and

•	other factors beyond our control.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the Internet, video and phone. Our solution connects consumers, or our Members, with our over 3,000 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 17.5 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 952,000 telehealth visits, 576,000 telehealth visits and 300,000 telehealth visits for the year in 2016, 2015 and 2014, respectively. Membership increased by approximately 5.3 million members and 4.1 million members from December 31, 2015 through December 31, 2016 and from December 31, 2014 through December 31, 2015, respectively.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans and consumers, or our Clients, purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals, or our Providers, have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which has exceeded 90% over the last eight years. We further believe any consumer, employer or health plan or practitioner interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

In January 2017, we successfully closed on our Follow-On Offering in which the Company issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. We received net proceeds of $124.0 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.5 million. In July 2015, we successfully closed on our initial public offering, or IPO, in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. We received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under our large Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $123.2 million, $77.4 million and $43.5 million in revenue for the years ended December 31, 2016, 2015 and 2014, respectively, representing 59% and 78% year-over-year growth from 2015 to 2016 and from 2014 to 2015. We had net losses of $74.2 million, $58.0 million and $17.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. For both of the years ended December 31, 2016 and 2015, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively. For the year ended December 31, 2014, 85% and 15% of our revenue was derived from subscription access fees and visit fees, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On July1, 2016, we completed our acquisition of HY Holdings, Inc. d/b/a HealthiestYou Corporation, or HealthiestYou, for aggregate consideration of $151.5 million, comprised of $43.2 million of cash and $108.3 million of our common stock (or 6,955,796 shares), net of cash acquired. HealthiestYou is a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou provides end-users with access to telemedicine services including through a web-based portal and a mobile application. Solutions provided by HealthiestYou include 24/7 access to telephone, e-mail, and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility, and location information for wellness service providers.

On July 31, 2015, we acquired certain assets from Gateway to Provider Access, In., or Gateway, which is engaged in the marketing, selling and administering our services through other third parties.

On June 17, 2015, we completed our acquisition of Stat Health Services Inc., or StatDoc, for aggregate consideration of $30.1 million, comprised of $13.3 million of cash and $16.8 million of our common stock (or 1,051,033 shares), net of cash acquired. StatDoc is a telehealth provider, focused on managed care, health system and self-insured clients.

In January 2015, we completed the acquisition of Compile, Inc. d/b/a BetterHelp, or BetterHelp, a provider of direct-to-consumer, behavioral health services, for $3.3 million net of cash acquired, and a $1.0 million promissory note and we have agreed to make annual payments to the sellers equal to a percentage of the total net revenue generated by the BetterHelp business for each of the next four years. This acquisition helped us broaden our service into the direct-to-consumer and behavioral health sector.

In May 2014, we acquired AmeriDoc, LLC, or AmeriDoc, for $17.2 million, net of cash acquired. AmeriDoc specialized in providing telehealth solutions to small and medium-sized businesses through broker distribution channels. This acquisition added new distribution opportunities that we believe are an important element of our growth strategy.

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member‘s experiences. Membership increased by approximately 5.3 million members from December 31, 2015 through December 31, 2016 and increased by approximately 4.1 million members from December 31, 2014 through December 31, 2015.

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

Subscription access revenue accounted for approximately 82%, 82% and 85% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Our short-term investments are comprised of a portfolio of diverse high credit rating instruments with maturity durations of one year or less.

During the year ended December 31, 2016 and 2015, substantially all of our revenue was generated by Clients located in the United States. During the year ended 2014, all of our revenue was generated by clients located in the United States. One Client represented 11% of accounts receivable at December 31, 2016. No Client represented over 10% of accounts receivable at December 31, 2015 or revenue for the years ended December 31, 2016 and 2015.

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

Gross Profit

Our gross profit is our total revenue minus our total cost of revenue, and we also express our gross profit as a percentage of our total revenue. Our gross profit has been and will continue to be affected by a number of factors, including the fees we charge our Clients, the number of visits we complete and the costs of running our Provider network operations center. We expect our annual gross profit to remain relatively consistent over the near term, although our quarterly gross profit is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of personnel and related expenses for our marketing staff, including costs of digital advertisements, communications materials that are produced to generate greater awareness and utilization among our Clients and Members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

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

We expect our sales expenses to increase as we strategically invest to expand our business and to capture an increasing amount of our market opportunity. As we scale our sales and related account management and sales support personnel in the short- to medium-term, we expect these expenses to increase.

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

Legal and Regulatory Expenses

Legal and regulatory expenses include professional fees incurred. Our legal and regulatory expenses exclude certain allocations of personnel and related expenses, occupancy expense as well as depreciation and amortization.

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

Amortization of Warrants and Loss on Extinguishment of Debt

Amortization of warrants and loss on extinguishment of debt consists of the recognition of the amortization of the fair value of warrants in connection with Silicon Valley Bank, or SVB, indebtedness for the July 2016 Mezzanine Term Loan and the write-off of origination and termination financing fees and related deferred cost.

Interest Expense, Net

Interest expense, net consists of interest activity associated with our bank, other debt and short-term investments.

Income Tax Provision

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between treatment of the goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at December 31, 2016 and 2015, due to the uncertainty surrounding the future realization of such assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the dollar and percentage change between the respective periods (dollar in thousands):

	Year Ended December 31,
	2016			2015			2014
	$	Variance	%	$	Variance	%	$
Revenue	$123,157	$45,773	59%	$77,384	$33,856	78%	$43,528
Cost of revenue	31,971	10,930	52%	21,041	11,112	112%	9,929
Gross profit	91,186	34,843	62%	56,343	22,744	68%	33,599
Operating expenses:
Advertising and marketing	34,720	14,484	72%	20,236	12,574	164%	7,662
Sales	26,243	8,267	46%	17,976	6,405	55%	11,571
Technology and development	21,815	7,605	54%	14,210	6,637	88%	7,573
Legal	4,117	(4,761)	-54%	8,878	7,567	577%	1,311
Regulatory	3,158	725	30%	2,433	2,004	467%	429
Acquisition related costs	6,959	6,408	NM %	551	354	181%	196
General and administrative	48,568	5,587	13%	42,981	25,294	143%	17,687
Depreciation and amortization	8,270	3,407	70%	4,863	2,543	110%	2,320
Loss from operations	(62,664)	(6,879)	12%	(55,785)	(40,635)	268%	(15,150)
Amortization of warrants and loss on extinguishment of debt	8,454	8,454	NM %	—	—	—%	—
Interest expense, net	2,588	389	18%	2,199	700	47%	1,499
Net loss before taxes	(73,706)	(15,722)	27%	(57,984)	(41,335)	248%	(16,649)
Income tax provision	510	474	NM %	36	(352)	-91%	388
Net loss	$(74,216)	$(16,196)	28%	$(58,020)	$(40,983)	241%	$(17,037)

NM – not meaningful

Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Net loss	$(74,216)	$(58,020)	$(17,037)
Add (deduct):
Interest expense, net	2,588	2,199	1,499
Income tax provision	510	36	388
Depreciation expense	2,176	1,133	335
Amortization expense	6,094	3,730	1,985
EBITDA(1)	(62,848)	(50,922)	(12,830)
Stock-based compensation	7,723	3,075	533
Amortization of warrants and loss on extinguishment of debt	8,454	—	—
Acquisition related costs	6,959	551	196
Adjusted EBITDA(2)	$(39,712)	$(47,296)	$(12,101)

(1)	EBITDA consists of net loss before interest, taxes, depreciation and amortization.

(2)	Adjusted EBITDA

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

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization and stock-based compensation, amortization of warrants and loss on extinguishment of debt and acquisition related costs related to mergers and acquisitions. We believe that making such adjustment provides investors meaningful information to understand our results of operations and ability to analyze financial and business trends on a period-to-period basis.

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

Consolidated Results of Operations Discussion

We completed our acquisitions of HealthiestYou on July 1, 2016, Gateway on July 31, 2015, StatDoc on June 17, 2015, BetterHelp on January 23, 2015 and AmeriDoc on May 1, 2014. The results of operations of all acquisitions have been included in our audited consolidated financial statements from their respective acquisition dates.

Revenue.  Total revenue was $123.2 million for the year ended December 31, 2016, compared to $77.4 million during the year ended December 31, 2015, an increase of $45.8 million, or 59%. The increase in revenue was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisitions, as the number of Members increased by 59% from December 31, 2015 to December 31, 2016. We experienced 952,000 visits, representing $22.7 million of visit fees for the year ended December 31, 2016, compared to 575,689 visits, representing $14.1 million of visit fees during the year ended December 31, 2015, an increase of $8.6 million, or 61%.

Total revenue was $77.4 million for the year ended December 31, 2015, compared to $43.5 million during the year ended December 31, 2014, an increase of $33.9 million, or 78%. The increase in revenue was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisitions, as the number of Members increased by 51% from December 31, 2014 to December 31, 2015. We experienced 575,689 visits, representing $14.1 million of visit fees for the year ended December 31, 2015, compared to 298,833 visits, representing $6.5 million of visit fees during the year ended December 31, 2014, an increase of $7.6 million, or 116%.

Cost of Revenue.  Cost of revenue was $32.0 million for the year ended December 31, 2016 compared to $21.0 million for the year ended December 31, 2015, an increase of $11.0 million, or 52%. The increase was primarily due to increased telehealth visits resulting in increased provider fees and call center costs, increased medical malpractice insurance costs, and hiring of additional personnel to manage our provider network operations centers.

Cost of revenue was $21.0 million for the year ended December 31, 2015 compared to $9.9 million for the year ended December 31, 2014, an increase of $11.1 million, or 112%. The increase was primarily due to increased telehealth visits resulting in increased provider fees and call center costs, increased medical malpractice insurance costs, and hiring of additional personnel to manage our provider network operations centers.

Gross Profit.  Gross profit was $91.2 million, or 74% as a percentage of revenue, for the year ended December 31, 2016 compared to $56.3 million, or 73%, as a percentage of revenue, for the year ended December 31, 2015, an increase of $34.9 million, or 62%. The increase is the result of the aforementioned revenue and cost of revenue growth.

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

Advertising and Marketing Expenses.  Advertising and marketing expenses were $34.7 million for the year ended December 31, 2016 compared to $20.2 million for the year ended December 31, 2015, an increase of $14.5 million, or 72%. This increase primarily consisted of increased member engagement initiatives, increased digital advertising, sponsorship of professional organizations and trade shows of $12.3 million, increased staffing and employee-related expenses of $1.6 million and other expenses of $0.6 million.

Advertising and marketing expenses were $20.2 million for the year ended December 31, 2015 compared to $7.7 million for the year ended December 31, 2014, an increase of $12.5 million, or 164%. This increase primarily consisted of increased member engagement initiatives, increased digital advertising, sponsorship of professional organizations and trade shows of $11.2 million, increased staffing and employee-related expenses of $1.1 million and other expenses of $0.2 million.

Sales Expenses.  Sales expenses were $26.2 million for the year ended December 31, 2016 compared to $18.0 million for the year ended December 31, 2015, an increase of $8.2 million, or 46%. This increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $6.6 million, increased travel and entertainment expenses of $0.3 million and an increase to other sales expenses of $1.3 million.

Sales expenses were $18.0 million for the year ended December 31, 2015 compared to $11.6 million for the year ended December 31, 2014, an increase of $6.4 million, or 55%. This increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $5.1 million, increased travel and entertainment expenses of $0.7 million and an increase to other sales expenses of $0.6 million.

Technology and Development Expenses.  Technology and development expenses were $21.8 million for the year ended December 31, 2016 compared to $14.2 million for the year ended December 31, 2015, an increase of $7.6 million, or 54%. This increase resulted primarily from hiring additional personnel totaling $6.4 million, and ongoing projects to improve and optimize our technology platform and other expenses of $1.2 million.

Technology and development expenses were $14.2 million for the year ended December 31, 2015 compared to $7.6 million for the year ended December 31, 2014, an increase of $6.6 million, or 88%. This increase resulted primarily from hiring additional personnel totaling $6.5 million, increase in other expenses of $0.1 million.

Legal Expenses.  Legal expenses were $4.1 million for the year ended December 31, 2016 compared to $8.9 million for the year ended December 31, 2015, a decrease of $4.8 million, or 54%. This decrease resulted primarily from lower legal fees incurred in connection with the Company’s legal actions in Texas.

Legal expenses were $8.9 million for the year ended December 31, 2015 compared to $1.3 million for the year ended December 31, 2014, an increase of $7.6 million, or 577%. This increase resulted primarily from the increased activities required in connection with the Company’s legal actions in Texas.

Regulatory Expenses.  Regulatory expenses were $3.1 million for the year ended December 31, 2016 compared to $2.4 million for the year ended December 31, 2015, an increase of $0.7 million, or 30%. This increase resulted primarily from the increased activities required in connection with the Company’s legal efforts in Texas and certain other states.

Regulatory expenses were $2.4 million for the year ended December 31, 2015 compared to $0.4 million for the year ended December 31, 2014, an increase of $2.0 million, or 467%. This increase resulted primarily from the Company’s increased activities in Texas and certain other states.

Acquisition Related Costs.  Acquisition related costs were $7.0 million for the year ended December 31, 2016 compared to $0.6 million for the year ended December 31, 2015, an increase of $6.4 million. This increase was primarily due to $5.7 million of contract termination costs related to HealthiestYou for certain third party providers. The contract termination costs of $5.7 million were previously accrued by HealthiestYou and reflected in HealthiestYou’s financial statements as of June 30, 2016, prior to the acquisition. These principally non-cash expenses are reflected in the Company’s 2016 results as the Company had determined that it will benefit from the termination of these contracts.

Acquisition related costs were $0.6 million for the year ended December 31, 2015 compared to $0.2 million for the year ended December 31, 2014, an increase of $0.4 million due to increased acquisition related activities.

General and Administrative Expenses.  General and administrative expenses were $48.6 million for the year ended December 31, 2016 compared to $43.0 million for the year ended December 31, 2015, an increase of $5.6 million, or 13%. This increase was driven in part by an increase in employee-related expenses of approximately $7.7 million as a result of growth in overall full time employee headcount to 670 at December 31, 2016 as compared to 595 at December 31, 2015, and was primarily due to the establishment of our call center which migrated activities from a third-party provider during 2015. Additionally, costs incurred in our provider network operations centers in connection with enhancing our Member services decreased by $1.5 million. Professional fees, decreased by $0.6 million for the year ended December 31, 2016 as compared to December 31, 2015. Other expenses, which include office-related charges and bank charges, severance costs, lease costs including costs associated with abandoned facilities and bad debt expenses, increased to $14.3 million for the year ended December 31, 2016 from $14.1 million for the year ended December 31, 2015, an increase of $0.2 million.

General and administrative expenses were $43.0 million for the year ended December 31, 2015 compared to $17.7 million for the year ended December 31, 2014, an increase of $25.3 million, or 143%. This increase was driven in part by an increase in employee-related expenses of approximately $13.9 million as a result of growth in overall full time employee headcount to 595 at December 31, 2015 as compared to 222 at December 31, 2014, and was primarily due to the aforementioned establishment of our call center during 2015. Professional fees, increased by $2.9 million for the year ended December 31, 2015 as compared to December 31, 2014. Severance costs, impairment of capitalized software development costs, new office lease costs, costs associated with abandoned facilities and bad debt expenses, increased to $14.1 million for the year ended December 31, 2015 from $5.6 million for the year ended December 31, 2014, an increase of $8.5 million.

Depreciation and Amortization.  Depreciation and amortization was $8.3 million for the year ended December 31, 2016 compared to $4.9 million for the year ended December 31, 2015, an increase of $3.4 million, or 70%. This increase was due to additional amortization expense primarily related to acquisition-related intangible assets that increased from $20.9 million at December 31, 2015 to $36.6 million at December 31, 2016 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $7.5 million at December 31, 2015 to $11.7 million at December 31, 2016.

Depreciation and amortization was $4.9 million for the year ended December 31, 2015 compared to $2.3 million for the year ended December 31, 2014, an increase of $2.6 million, or 110%. This increase was due to additional amortization expense primarily related to acquisition-related intangible assets that increased from $10.1 million at December 31, 2014 to $20.9 million at December 31, 2015 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $2.3 million at December 31, 2014 to $7.5 million at December 31, 2015.

Amortization of Warrants and Loss on Extinguishment of Debt.  Amortization of warrants and loss on extinguishment of debt was $8.5 million for the year ended December 31, 2016 and none for the year ended December 31, 2015. As a result of the July 2016 refinancing, the Company determined that the July 2016 Mezzanine Term Loan represented an extinguishment of the original SVB Mezzanine Term Loan and recorded a one-time charge associated with the amortization of warrants and loss on extinguishment of debt of $8.5 million. The amortization of warrants and loss on extinguishment of debt includes the write-off of loan origination fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the warrants issued to affiliates of SVB in connection with the July 2016 Mezzanine Term Loan.

Interest Expense, Net.  Interest expense, net consists of interest costs associated with our bank and other debt and interest income from short-term investments in marketable securities. Interest expense, net was $2.6 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense reflects higher outstanding debt and costs associated with the refinancing.

Interest expense, net was $2.2 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense reflects higher outstanding debt offset by interest income from our IPO proceeds.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(51,795)	$(47,181)	$(11,359)
Net cash provided by (used in) investing activities	26,146	(108,203)	(15,578)
Net cash provided by financing activities	20,598	164,014	70,161
Total	$(5,051)	$8,630	$43,224

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

Our principal sources of liquidity were cash and cash equivalents totaling $50.0 million as of December 31, 2016, which were held for working capital purposes. In addition, we have $15.8 million of short-term investments in marketable securities. Our cash and cash equivalents and short term investments are comprised of money market funds and marketable securities.

In January 2017, we successfully closed on a follow-on public offering, or our Follow-On Offering, in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. We received net proceeds of $124.0 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.5 million.

Cash Used in Operating Activities

For the year ended December 31, 2016, cash used in operating activities was $51.8 million. The negative cash flows resulted primarily from our net loss of $74.2 million, partially offset by depreciation and amortization of $8.3 million, allowance for doubtful accounts of $2.4 million, stock-based compensation of $7.7 million, deferred income taxes of $0.5 million, accretion of interest of $0.2 million, and amortization of warrants of $7.7 million. These items are offset by the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $4.4 million, all of which was the result of growth of the business.

For the year ended December 31, 2015, cash used in operating activities was $47.2 million. The negative cash flows resulted primarily from our net loss of $58.0 million, partially offset by depreciation and amortization of $4.9 million, allowance for doubtful accounts of $2.0 million, stock-based compensation of $3.1 million, accretion of interest of $0.5 million, and impairment in long lived assets of $0.8 million. These items are offset by the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $0.4 million, all of which was the result of growth of the business.

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

The increase in cash used in operating activities was primarily the result of additional headcount, increased advertising and marketing expenses, costs incurred to improve and optimize our technology platform, increases in our provider network operations centers, increased legal fees and office-related charges to support the growth of our business.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $26.1 million for the year ended December 31, 2016. Cash provided by investing activities consisted of net proceeds from short-term marketable securities of $66.6 million. Cash used in investing activities consisted of acquisition of HealthiestYou which required payments of $37.0 million, the purchase of property and equipment totaling $2.1 million and investments in internally developed capitalized software of $1.3 million.

Cash used in investing activities was $108.2 million for the year ended December 31, 2015. Cash used in investing activities consisted of purchases of short-term marketable securities of $82.6 million, net of sales, the acquisitions of BetterHelp, StatDoc and Gateway which included payments of $3.3 million, $12.9 million and $1.5 million net of cash acquired, respectively, the purchase of property and equipment totaling $6.3 million and investments in internally developed capitalized software of $1.5 million.

Cash used in investing activities was $15.6 million for the year ended December 31, 2014. Cash used in investing activities consisted of the acquisition of AmeriDoc, which included cash payments of $13.8 million, and of purchases of property and equipment totaling $1.1 million and investments in internally developed capitalized software of $0.7 million.

Cash Provided by Financing Activities

In January 2017, we generated cash proceeds from our Follow-On Offering. In July 2015, we generated cash proceeds from our IPO. Prior to our IPO, our primary financing activities have consisted of private sales of preferred stock and bank and other borrowings.

Cash provided by financing activities for the year ended December 31, 2016 was $20.6 million. Cash provided by financing activities consisted of $29.5 million borrowed under the Revolving Advance Facility and $2.5 million of proceeds from the exercise of employee stock options and $0.3 million from the issuance of common stock. Cash used in financing activities consisted of the repayment of $11.7 million under the Revolving Advance Facility and the Amended and Restated Subordinated Promissory Note.

Cash provided by financing activities for the year ended December 31, 2015 was $164.0 million. Cash provided by financing activities consisted of $163.1 million of net cash proceeds from our IPO, an additional $6.8 million borrowed under the SVB Revolving Advance Facility and $0.4 million of proceeds from the exercise of employee stock options. Cash used in financing activities consisted of the repayment of $6.3 million under the Revolving Advance Facility and the Amended and Restated Subordinated Promissory Note.

Cash provided by financing activities was $70.2 million for the year ended December 31, 2014. Cash provided by financing activities was primarily attributable to the issuance of preferred stock of $50.1 million, $19.7 million borrowed under the SVB Revolving Advance Facility, Term Loan Facility and Mezzanine Term Loans, $0.7 million of proceeds from the exercise of employee stock options offset by the Company purchases of $0.3 million of preferred and common stock.

Looking Forward

As a result of our recent Follow-On Offering and IPO, we received $124.0 million and $163.1 million of net cash proceeds in January 2017 and July 2015, respectively. Currently, we anticipate negative EBITDA results through the end of 2017.

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

2016 Shelf Registration Statement

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016 and which we refer to as the 2016 Shelf. Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of common stock eligible for resale by certain existing shareholders.

In January 2017, we successfully closed on our Follow-On Offering in which the Company issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 1,600,000 shares offered by certain stockholders of the Company, at an issuance price of $16.75 per share. We received net proceeds of $124.0 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.5 million.

Indebtedness

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or SVB, that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the WSJ Prime Rate with a WSJ Prime Rate floor of 3.75% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

In December 2016, the Company issued an aggregate of 107,931 shares of common stock from the cashless exercise of 399,347 warrants at an exercise price of $13.50 per share for one of the affiliates. The Company did not receive any proceeds from this cashless exercise. Additionally, there are 399,347 of these warrants outstanding as of December 31, 2016.

The Company determined that the Mezzanine Term Loan represents an extinguishment of the original $13 million Mezzanine Term Loan and as a result recorded a one-time charge of $8.5 million. The amortization of warrants and loss on extinguishment of debt includes the write-off of loan origination fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the aforementioned warrants.

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

In May 2014, the Company entered into an Amended and Restated Loan and Security Agreement with SVB that provided for a Revolving Advance Facility and a Term Loan Facility, or the Amended Term Loan Facility. The Revolving Advance Facility provided for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $6.5 million and $4.7 million at December 31, 2015 and 2014, respectively. The Revolving Advance Facility carried interest at a rate of 0.75% above the prime rate per annum and was to mature in April 2016. The Company entered into an amendment to the Revolving Advance Facility in March 2015 that extended its maturity to April 2017. Interest payments were payable monthly in arrears. In May 2015, the Company increased the borrowings to $11.5 million. On July 15, 2015, the Company reduced its indebtedness under the Revolving Advance Facility with a $5.0 million principal repayment.

The Amended Term Loan Facility provided for borrowings up to $5.0 million. As of December 31, 2015 and 2014, the Company had utilized the total $5.0 million available under this Amended Term Loan Facility. The Amended Term Loan Facility carried interest at a rate of 1.00% above the prime rate per annum. Interest payments were payable monthly in arrears. Payments on the Amended Term Loan Facility commenced in May 2015 and through June 2016.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The Mezzanine Term Loan carried interest at a rate of 10.00% per annum. Interest payments were payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of its common stock at an exercise price of $2.95 per share. The warrants were immediately exercisable, had a 10‑year term and were exercised in 2015. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan was used to fund the expansion of the Company’s business.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate at 7.00% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million and $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2016 and 2015, respectively. As a result of the seller put option, the Company has classified the $2.0 million outstanding balance to current liability as of December 31, 2016.

The Company was in compliance with all debt covenants at December 31, 2016 and 2015.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$11,855	$1,996	$3,109	$2,586	$4,164
Obligations under SVB Facilities and AmeriDoc Promissory Note	44,490	2,000	42,490	—	—
Interest associated with long-term debt	8,217	3,267	4,949	—	—
Total	$64,562	$7,263	$50,548	$2,586	$4,164

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016. Early adoption is permitted. We adopted this guidance in the fourth quarter of 2016 and based on the management assessment, there are no conditions and events that raise substantial doubt about our ability to continue as a going concern. As a result, the adoption of this standard had no impact on our consolidated financial statements or disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory withholding requirements and forfeitures related to share-based awards. The new guidance will be effective for the Company starting in the first quarter of fiscal 2017. Early adoption is permitted in any annual or interim period. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

Consolidated Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2016 and 2015:

(in thousands, per share data)	1Q15	2Q15	3Q15	4Q15	1Q16	2Q16	3Q16	4Q16

Revenue	$16,488	$18,283	$19,973	$22,640	$26,888	$26,488	$32,381	$37,400
Cost of revenue	5,281	4,793	4,488	6,479	7,943	6,891	7,112	10,025
Gross profit	11,207	13,490	15,485	16,161	18,945	19,597	25,269	27,375
Operating expenses:
Advertising and marketing	4,341	4,730	5,284	5,881	8,050	7,804	9,046	9,820
Sales	3,682	4,397	5,111	4,786	5,270	5,860	7,662	7,451
Technology and development	2,906	3,203	3,941	4,160	5,225	4,829	5,867	5,894
Legal	1,369	5,022	1,421	1,067	1,122	1,193	1,033	769
Regulatory	277	733	740	683	848	772	817	721
Acquisition related costs	173	362	15	—	—	763	6,196	—
General and administrative	10,149	10,371	10,077	12,384	11,637	11,280	12,298	13,353
Depreciation and amortization	903	923	1,491	1,546	1,508	1,558	2,607	2,597
Loss from operations	(12,593)	(16,251)	(12,595)	(14,346)	(14,715)	(14,462)	(20,257)	(13,230)
Amortization of warrants and loss on extinguishment of debt	—	—	—	—	—	—	8,454	—
Interest expense, net	568	642	489	500	427	407	873	881

Net loss before taxes	(13,161)	(16,893)	(13,084)	(14,846)	(15,142)	(14,869)	(29,584)	(14,111)
Income tax provision (benefit)	(458)	171	162	161	162	10	188	150

Net loss	(12,703)	(17,064)	(13,246)	(15,007)	(15,304)	(14,879)	(29,772)	(14,261)
GAAP Net Loss per Share	$(5.87)	$(7.20)	$(0.37)	$(0.39)	$(0.40)	$(0.38)	$(0.65)	$(0.31)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	2,162	2,370	36,100	38,460	38,584	38,717	45,860	46,082

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Mezzanine Term Loan and Line of Credit Facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Mezzanine Term Loan and Line of Credit Facility as of December 31, 2016, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $117,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, excluding the revenue from our July 2016 acquisition of HealthiestYou, which accounted for approximately 10% of our total revenue.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2016.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness in our internal control over financial reporting previously identified in the 2015 Annual Report on Form 10-K had been remediated by June 30, 2016.

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

(a)         (1)         The Registrant’s financial statements together with a separate table of contents are annexed hereto

(3)	Financial Statement Schedules are listed in the separate table of contents annexed hereto.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2016	$1,812	$2,412	$(1,802)	$—	$2,422
Fiscal Year Ended December 31, 2015	$1,785	$1,962	$(1,935)	$—	$1,812
Fiscal Year Ended December 31, 2014	$728	$1,351	$(294)	$—	$1,785

Income Taxes Valuation Allowance (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2016	$46,477	$25,856	$—	$(1,131)	$71,202
Fiscal Year Ended December 31, 2015	$22,358	$22,094	$—	$2,025	$46,477
Fiscal Year Ended December 31, 2014	$15,742	$6,668	$—	$(52)	$22,358

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)         Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 001-37477.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC, INC.

Date: March 1, 2017	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: March 1, 2017	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: March 1, 2017	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr.
	Title:	Chairman

Date: March 1, 2017	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: March 1, 2017	By:	/s/ MICHAEL GOLDSTEIN
	Name:	Michael Goldstein
	Title:	Director

Date: March 1, 2017	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: March 1, 2017	By:	/s/ ARNEEK MULTANI
	Name:	Arneek Multani
	Title:	Director

Date: March 1, 2017	By:	/s/ JAMES OUTLAND
	Name:	James Outland
	Title:	Director

Date: March 1, 2017	By:	/s/ HELEN DARLING
	Name:	Helen Darling
	Title:	Director

Date: March 1, 2017	By:	/s/ DAVID SHEDLARZ
	Name:	David Shedlarz
	Title:	Director

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Warrants to Purchase Common Stock dated July 11, 2016.	8-K	001-37477	4.1	7/15/16

4.3	Warrants to Purchase Common Stock dated July 11, 2016.	8-K	001-37477	4.2	7/15/16

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program, as amended.	8-K	001-37477	10.7	8/03/16

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

10.11	Amended and Plan of Merger, dated as of June 29, 2016, by and among Teladoc, Inc., Copper Acquisition Sub One, Inc., Copper Acquisition Sub Two, Inc., HY Holdings, Inc. and Frontier Fund IV, L.P., as stockholder representative.	8-K	001-37477	2.1	7/06/16

10.12	Joinder and Third Loan Modification Agreement dated as of July 11, 2016 to Amended and Restated Loan and Security Agreement dated as of May 2, 2014, as amended, among the Company, its subsidiaries, Silicon Valley Bank (SVB) and the lenders party thereto.	8-K	001-37477	10.1	7/15/16

10.13	Amended and Restated Loan and Security Agreement among the Company, its subsidiaries, SVB and the lenders party thereto dated as of May 2, 2014.	8-K	001-37477	10.2	7/15/16

10.14	Credit Agreement dated as of July 11, 2016 among the Company, its subsidiaries, SVB and the lenders party thereto.	8-K	001-37477	10.3	7/15/16

10.15	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn	8-K	001-37477		12/30/16
10.16	Teladoc, Inc. 2017 Inducement Award Plan					*
10.17	Form of Stock Option Agreement under the Teladoc, Inc. 2017 Inducement Award Plan					*
10.18	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Award Plan					*
10.19	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Award Plan					*
21.1	Subsidiaries of the Registrant.	S-1/A			7/01/15
23.1	Consents of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

*Filed herewith.

**Furnished herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
1. Audited Consolidated Financial Statements of Teladoc, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Loss	F-5
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Audited Consolidated Financial Statements	F-8
2. Supplemental Financial Data: The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form-10K are listed below: Schedule II – Valuation and Qualifying Accounts	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Teladoc, Inc.

We have audited the accompanying consolidated balance sheets of Teladoc, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teladoc, Inc. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 1, 2017

TELADOC, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$50,015	$55,066
Short-term investments	15,793	82,282
Accounts receivable, net of allowance of $2,422 and $1,812, respectively	13,806	12,134
Prepaid expenses and other current assets	3,103	2,096
Total current assets	82,717	151,578
Property and equipment, net	7,479	6,259
Goodwill	188,184	56,342
Intangible assets, net	24,875	15,265
Other assets	415	293
Total assets	$303,670	$229,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,236	$2,213
Accrued expenses and other current liabilities	7,981	8,197
Accrued compensation	8,856	6,326
Long-term bank and other debt-current portion	2,000	1,250
Total current liabilities	21,073	17,986
Other liabilities	7,609	6,775
Deferred taxes	1,694	1,185
Long term bank and other debt, net	42,424	25,227
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized as of December 31, 2016 and 2015; 46,201,563 shares and 38,524,922 shares issued and outstanding as of December 31, 2016 and 2015, respectively	46	38
Additional paid-in capital	435,551	309,078
Accumulated deficit	(204,726)	(130,510)
Accumulated other comprehensive loss	(1)	(42)
Total stockholders’ equity	230,870	178,564
Total liabilities and stockholders’ equity	$303,670	$229,737

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$123,157	$77,384	$43,528
Cost of revenue	31,971	21,041	9,929
Gross profit	91,186	56,343	33,599
Operating expenses:
Advertising and marketing	34,720	20,236	7,662
Sales	26,243	17,976	11,571
Technology and development	21,815	14,210	7,573
Legal	4,117	8,878	1,311
Regulatory	3,158	2,433	429
Acquisition related costs	6,959	551	196
General and administrative	48,568	42,981	17,687
Depreciation and amortization	8,270	4,863	2,320
Loss from operations	(62,664)	(55,785)	(15,150)
Amortization of warrants and loss on extinguishment of debt	8,454	—	—
Interest expense, net	2,588	2,199	1,499
Net loss before taxes	(73,706)	(57,984)	(16,649)
Income tax provision	510	36	388
Net loss	$(74,216)	$(58,020)	$(17,037)
Net loss per share, basic and diluted	$(1.75)	$(2.91)	$(10.25)

Weighted-average shares used to compute basic and diluted net loss per share	42,330,908	19,917,348	1,962,845

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(74,216)	$(58,020)	$(17,037)
Other comprehensive income, net of tax
Net change in unrealized gains (losses) on available-for-sale securities	41	(42)	—
Other comprehensive income (loss), net of tax	41	(42)	—
Comprehensive loss	$(74,175)	$(58,062)	$(17,037)

See accompanying notes to audited consolidated financial statements

TELADOC, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

									Accumulated
	Convertible		Redeemable				Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of January 1, 2014	37,590,286	71,655	113,294	2,852	1,302,759	$1	$—	$(55,453)	$—	$(55,452)
Issuance of Series F preferred stock, net of issuance costs	11,329,068	50,082	—	—	—	—	—	—	—	—
Accretion of Seried F preferred stock to redemption amount	—	168	—	—	—	—	(168)	—	—	(168)
Preferred dividend	—	2,920	—	—	—	—	(2,920)	—	—	(2,920)
Preferred dividends retired and converted to Series F preferred stock	1,553,917	(6,892)	—	—	—	—	6,892	—	—	6,892
Warrants issued	—	—	—	—	—	—	219	—	—	219
Repurchase of convertible preferred and common stock	(20,332)	(19)	—	—	(50,834)	—	(349)	—	—	(349)
Exercise of stock options	—	—	—	—	786,074	1	746	—	—	747
Stock-based compensation	—	—	—	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	—	—	(17,037)	—	(17,037)
Balance as of December 31, 2014	50,452,939	117,914	113,294	2,852	2,037,999	2	4,953	(72,490)	—	(67,535)
Exercise of stock options	—	—	—	—	270,545	—	428	—	—	428
Exercise of warrants	—	—	—	—	114,111	—	(1)	—	—	(1)
Issuance of stock in acquisition	—	—	—	—	1,051,033	1	16,774	—	—	16,775
Issuance of stock in connection with IPO, net of $17,144 issuance costs	—	—	—	—	9,487,500	9	163,109	—	—	163,118
Conversion of convertible preferred stock	(50,452,939)	(117,914)	—	—	25,450,440	26	117,888	—	—	117,914
Conversion of redeemable common stock	—	—	(113,294)	(2,852)	113,294	—	2,852	—	—	2,852
Stock-based compensation	—	—	—	—	—	—	3,075	—	—	3,075
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	—	—	(58,020)	—	(58,020)
Balance as of December 31, 2015	—	$—	—	$—	38,524,922	38	309,078	(130,510)	(42)	178,564
Exercise of stock options					594,555	1	2,523	—	—	2,524
Exercise of warrants					107,931	—	—	—	—	—
Stock-based compensation					—	—	7,723	—	—	7,723
Warrants issued					—	—	7,717	—	—	7,717
Issuance of stock in acquisition					6,955,796	7	108,260	—	—	108,267
Issuance of stock					18,359	—	250	—	—	250
Other comprehensive income, net of tax					—	—	—	—	41	41
Net loss					—	—	—	(74,216)	—	(74,216)
Balance as of December 31, 2016	—	$—	—	$—	46,201,563	$46	$435,551	$(204,726)	$(1)	$230,870

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows used in operating activities:
Net loss	$(74,216)	$(58,020)	$(17,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,270	4,863	2,320
Allowance for doubtful accounts	2,412	2,034	1,308
Stock-based compensation	7,723	3,075	533
Deferred income taxes	510	36	388
Accretion of interest	262	460	106
Amortization of warrants	7,717	798	—
Changes in operating assets and liabilities:		—	—
Accounts receivable	(2,900)	(6,795)	(5,079)
Prepaid expenses and other current assets	(826)	(957)	(436)
Other assets	(42)	5	(185)
Accounts payable	(813)	(612)	2,099
Accrued expenses and other current liabilities	(2,221)	3,457	(26)
Accrued compensation	1,688	2,887	1,971
Other liabilities	641	1,588	2,679
Net cash used in operating activities	(51,795)	(47,181)	(11,359)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(2,108)	(6,275)	(1,069)
Purchase of internal software	(1,304)	(1,542)	(665)
Purchase of marketable securities	(44,146)	(103,030)	—
Proceeds from the liquidation/maturity of marketable securities	110,717	20,411	—
Acquisition of business, net of cash acquired	(37,013)	(17,767)	(13,844)
Net cash provided by (used in) investing activities	26,146	(108,203)	(15,578)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	2,524	428	747
Proceeds from issuance of convertible preferred stock	—	—	50,082
Proceeds from borrowing under bank and other debt	34,990	6,800	19,700
Repayment of bank loan and other debt	(17,166)	(6,332)	—
Proceeds from issuance of common stock under IPO	—	163,118	—
Proceeds from issuance of common stock	250	—	—
Repurchase of stock	—	—	(368)
Net cash provided by financing activities	20,598	164,014	70,161
Net (decrease) increase in cash and cash equivalents	(5,051)	8,630	43,224
Cash and cash equivalents at beginning of the period	55,066	46,436	3,212
Cash and cash equivalents at end of the period	$50,015	$55,066	$46,436
Interest paid	$2,387	$1,995	$1,191

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Notes to Audited Consolidated Financial Statements

Note 1. Organization and Description of Business

Teladoc, Inc. (together with its consolidated subsidiaries, “Teladoc”, or the “Company”) was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. The Company’s principal executive offices are located in Purchase, New York and Lewisville, Texas. Teladoc is the nation’s largest telehealth company.

On July 7, 2015, Teladoc closed on its initial public offering (the “IPO”) in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. The Company received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million. On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock. See Note 18, “Subsequent Events” for information regarding the Company’s follow-on public offering (“Follow-On Offering”).

The Company completed the acquisition of HY Holdings, Inc. in July 2016 (“HealthiestYou”), a leading telehealth consumer engagement technology platform for the small to mid-sized employer market and Compile, Inc. d/b/a BetterHelp (“BetterHelp”) and Stat Health Services Inc. (“StatDoc”) in 2015, and AmeriDoc, LLC (“AmeriDoc”) in 2014, four companies engaged in telehealth activities similar to those of Teladoc. Additionally in 2015, the Company acquired certain assets from Gateway to Provider Access, Inc. (“Gateway”) which engaged in the marketing, selling and administering the Company’s services through other third parties. Upon the effective date of each respective merger, each entity merged with and into Teladoc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc, two professional associations and twenty two professional corporations and a service corporation (collectively, the “Association”).

Teladoc Physicians, P.A. is party to several Services Agreements by and among it and the professional corporations pursuant to which each professional corporation provides services to Teladoc Physicians, P.A. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net loss for the VIE were $22.5 million and $(8.6) million, $13.9 million and $(7.3) million and $6.5 million and $(3.9) million for the years ended December 31, 2016, 2015 and 2014, respectively. The VIE’s total assets were $2.9 million and $2.4 million at December 31, 2016 and 2015, respectively. Total liabilities for the VIE were

$27.8 million and $18.7 million at December 31, 2016 and 2015, respectively. The VIE total stockholders’ deficit was $25.0 million and $16.4 million at December 31, 2016 and 2015, respectively.

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

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Companys direct-to-consumer behavioral health product provides for refunds and the Company issued credits of approximately $0.8 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company deducts from revenue an estimate of the amount that will be due at the end of the respective client’s contractual period. The Company issued credits amounting to approximately $0.1 million for the year ended December 31, 2016 and $0.4 million for both of the years ended December 31, 2015 and 2014.

Cost of Revenue

Cost of revenue primarily consists of fees paid to the Providers, costs incurred in connection with the Company’s Provider network operations, which include employee‑related expenses (including salaries and benefits) as well as costs related to medical malpractice insurance.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company’s cash and cash equivalents generally consist of investments in money market funds. Cash and cash equivalents are stated at fair value.

Short-Term Investments

The Company holds short-term investments in marketable securities primarily consisting of corporate bonds, commercial paper, U.S. treasuries and asset backed securities with maturities of less than one year. These short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains or losses recorded as a separate component of stockholders’ equity in accumulated other comprehensive loss. Realized gains or losses are recognized in the consolidated statements of operations upon disposition of the securities.

As of December 31, 2016, there were no short-term investments that had been in a continuous loss position for more than 12 months.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized losses for the year ended December 31, 2016 were less than $0.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations. There were no realized losses in 2015 and 2014.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a two‑ step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. The fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets resulted from business acquisitions and include Client relationships, non‑compete agreements, patents and trademarks. Client relationships are amortized over a period of 2 to 10 years in relation to expected future cash flows, while non‑compete agreements are amortized over a period of 1.5 to 5 years using the straight‑line method. Patents and trademarks are amortized over 3 years using the straight-line method.

Long-lived assets (property and equipment, internally developed software, and intangible assets) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. In 2015 the Company recorded an impairment loss for certain internally developed software as it is no longer being utilized. The impairment loss of $0.8 million is included in general and administrative expense in the consolidated statements of operations. There were no impairment losses in 2016 or 2014.

Stock‑Based Compensation

Stock‑based compensation for stock options granted is measured based on the grant‑ date fair value of the awards and recognized on a straight‑line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black‑Scholes option‑pricing model.

The Company’s Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including the preferred stock (in 2015 and 2014) and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

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

Advertising and Marketing Expenses

Advertising and marketing include all communications and campaigns to the Company’s Clients and Members, digital advertising and related employees’ costs and are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising expenses were $29.5 million, $17.3 million and $6.0 million, respectively.

Concentrations of Risk and Significant Clients

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

During the year ended December 31, 2016 and 2015, substantially all of the Company’s revenue was generated by Clients located in the United States. During the year ended 2014, all of the Company’s revenue was generated by clients located in the United States. One Client represented 11% of accounts receivable at December 31, 2016. No Client represented over 10% of accounts receivable at December 31, 2015 or revenue for the years ended December 31, 2016, 2015 and 2014.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company currently anticipates adopting the standard using the modified retrospective method. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2016 and based on the management assessment, there are no conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the adoption of this standard had no impact on the Company’s consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory withholding requirements and forfeitures related to share-based awards. The new guidance will be effective for the Company starting in the first quarter of fiscal 2017. Early adoption is permitted in any annual or interim period. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,015	$—	$—	$50,015
Short-term investments	$—	$15,793	$—	$15,793
Contingent liability (included in other liabilities)	$—	$—	$3,678	$3,678

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,066	$—	$—	$55,066
Short-term investments	$—	$82,282	$—	$82,282
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,408	$3,408

There were no transfers between fair value measurement levels during the years ended December 31, 2016 and 2015.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Balance at December 31, 2015	$3,408
Change in fair value	270
Fair value at December 31, 2016	$3,678

Note 4. Lease Abandonment Charge

In connection with the Company’s abandonment of facilities in Dallas, Texas and Greenwich, Connecticut, the Company incurred $0.8 million, in lease abandonment charges during the year ended December 31, 2015, which is included within general and administrative expenses in the consolidated statement of operations. There were no lease abandonments in 2016 or 2014. The following table details the associated liability. The current portion of the liability of less than $0.1 million was recorded in accrued expenses and other current liabilities (in thousands):

	Year Ended
	December 31,
	2016	2015
Balance January 1	$474	$—
Charged to expense	—	740
Paid or settled	(433)	(266)
Balance December 31	$41	$474

Note 5. Business Acquisitions

On July 1, 2016, the Company completed the acquisition of HealthiestYou through a merger in which HealthiestYou became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $151.5 million, which was comprised of 6,955,796 shares of Teladoc’s common stock valued at $108.3 million on July 1,2016, and $43.2 million of cash, subject to post-closing working capital adjustments as defined in the merger agreement. The post-closing working capital adjustment was finalized in the amount of less than $0.1 million. HealthiestYou was a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou provided end-users with access to telemedicine services including through a web-based portal and a mobile application. Solutions provided by HealthiestYou included 24/7 access to telephone, e-mail, and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility, and location information for wellness service providers. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs of the acquisition were $6.9 million and included transaction costs for banker and other professional fees as well as $5.7 million of contract termination costs for certain HealthiestYou third party providers. The contract termination costs of $5.7 million were previously accrued by HealthiestYou and reflected in HealthiestYou’s financial statements as of June 30, 2016, prior to the acquisition. These expenses are also reflected in the Company’s financial results as the Company benefited from the termination of these contracts and they represent a non-cash charge.

On July 31, 2015, the Company acquired certain assets from Gateway for $1.5 million, subject to post-closing working capital adjustments as defined in the purchase agreement. Gateway engaged in the marketing, selling and administering the Company’s services through other third parties and as a result, the price in excess of the net assets acquired (less than $0.1 million) was allocated to client relationships. The acquisition transaction costs were less than $0.1 million and were recorded in general and administrative expense. The acquisition was considered an asset acquisition for tax purposes.

On June 17, 2015, the Company completed the acquisition of StatDoc through a merger in which StatDoc became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid by the Company in connection with the acquisition was $30.1 million, which was comprised of $13.3 million of cash and $16.8 million of the Company’s common stock (or 1,051,033 shares), subject to post-closing working capital adjustments as defined in the Agreement and Plan of Merger governing the acquisition. During the quarter ended September 30, 2015, the post-closing working capital adjustment was finalized favorably to the Company in the amount of less than $0.1 million. Fair value of the common stock was determined based on market data from similar healthcare enterprises. StatDoc was a telemedicine provider, focused on managed care, health system and self-insured clients. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated transaction costs of the acquisition were $0.3 million and were recorded in general and administrative expense.

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

Identifiable assets acquired and liabilities assumed (in thousands):

	HealthiestYou	StatDoc	BetterHelp
Purchase price	$151,484	$29,991	$5,749
Less:
Cash	6,204	360	89
Accounts receivable	1,184	419	11
Other assets	1,537	70	4
Client relationships	10,930	3,220	141
Non-compete agreements	70	1,070	910
Internal software	2,220	2,960	780
Trademarks	1,180	—	140
Accounts payable	(836)	(609)	(6)
Deferred tax	—	—	(666)
Other liabilities	(2,847)	(701)	(340)
Goodwill	$131,842	$23,202	$4,686

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the years ended December 31, 2016 and 2015 below have been prepared as if BetterHelp, StatDoc and HealthiestYou had been purchased on January 1, 2015. Unaudited pro forma financial statement results including the results of Gateway would not differ materially from the Company’s historically reported financial statement results.

	Unaudited Pro Forma
(in thousands)	2016	2015
Revenue	$131,945	$86,011
Net loss	$(75,854)	$(65,536)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

Note 6. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2016	2015
Computer equipment	$7,059	$5,394
Furniture and equipment	1,081	377
Leasehold improvement	3,559	1,747
Construction in progress	—	785
Total	11,699	8,303
Accumulated depreciation	(4,220)	(2,044)
Property and equipment, net	$7,479	$6,259

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $1.1 million and $0.3 million, respectively. As of December 31, 2015, construction in progress consisted primarily of costs incurred to establish a new hosting facility and purchased computer equipment, which was not placed into service until 2016.

Note 7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
December 31, 2016
Client relationships	2 to 10 years	$22,581	$(6,226)	$16,355	8.5
Non-compete agreements	1.5 to 5 years	3,480	(2,344)	1,136	1.6
Trademarks	3 years	1,320	(287)	1,033	2.4
Patents	3 years	200	(6)	194	2.9
Internal software	3 to 5 years	8,976	(2,819)	6,157	3.0
Intangible assets, net		$36,557	$(11,682)	$24,875	6.5
December 31, 2015
Client relationships	2 to 10 years	$11,651	$(3,219)	$8,432	7.9
Non-compete agreements	3 to 5 years	3,410	(1,360)	2,050	2.3
Trademarks	3 years	140	(44)	96	2.1
Internal software	3 to 5 years	5,662	(975)	4,687	3.8
Intangible assets, net		$20,863	$(5,598)	$15,265	5.9

Amortization expense for intangible assets was $6.1 million, $3.7 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2016 is as follows (in thousands):

Years Ending December 31,
2017	$7,838
2018	6,224
2019	4,309
2020	2,389
2021	1,538
Thereafter	2,577
$24,875

Note 8. Goodwill

Goodwill consists of the following (in thousands):

	As of December 31,
	2016	2015
Beginning balance	$56,342	$28,454
Additions associated with acquisitions	131,842	27,888
Goodwill	$188,184	$56,342

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Professional fees	$292	$411
Consulting fees/customer service fees/provider fees	1,687	869
Legal fees	897	1,056
Interest payable	389	287
Marketing	142	53
Earnout and compensation	1,045	2,449
Lease abandonment	42	433
Deferred revenue	1,002	831
Other	2,485	1,808
Total	$7,981	$8,197

Note 10. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of December 31,
	2016	2015
SVB Mezzanine Term Loan less debt discount of $0 and $190	$25,000	$12,810
SVB Term Loan Facility	—	4,167
SVB Revolving Advance Facility	—	6,500
SVB Line of Credit Facility less debt discount of $66 and $0	17,424	—
Subordinated Promissory Note	2,000	3,000
Total	44,424	26,477
Less: current portion of Subordinated Promissory Note/SVB Term Loan Facility	(2,000)	(1,250)
Long term bank and other debt	$42,424	$25,227

Long term bank and other debt are stated at amortized cost, which approximates fair value.

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the Wall Street Journal or WSJ Prime Rate with a WSJ Prime Rate floor of 3.75% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

The Company determined that the Mezzanine Term Loan represents an extinguishment of the original $13 million Mezzanine Term Loan and as a result recorded a one-time charge of $8.5 million. The amortization of warrants and loss on extinguishment of debt included in the statement of operations includes the write-off of loan origination fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the amortization of $7.7 million non-cash fair value of the aforementioned warrants.

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

The Company determined that the original Term Loan Facility and Revolving Advance Facility were modified as part of the refinancing and as a result, less than $0.1 million of previous deferred loan costs will continue to be amortized to interest expense through July 2019.

The following information describes the Company’s debt agreements before the refinancing in July 2016.

The Revolving Advance Facility provided for borrowings up to $12.0 million based on 300% of the Company’s monthly recurring revenue, as defined therein. Borrowings under the Revolving Advance Facility were $6.5 million at December 31, 2015. The Revolving Advance Facility carried interest at a rate of 0.75% above the prime rate per annum and was to mature in April 2016. The Company entered into an amendment to the Revolving Advance Facility in March 2015 that extended its maturity to April 2017. Interest payments were payable monthly in arrears. In 2015, the Company increased the borrowings to $11.5 million. On July 15, 2015, the Company reduced its indebtedness under the Revolving

Advance Facility with a $5.0 million principal repayment. The Revolving Advanced Facility was repaid in full in July 2016.

The Term Loan Facility provided for borrowings up to $5.0 million. As of December 31, 2015, the Company had utilized the total $5.0 million available. The Term Loan Facility carried interest at a rate of 1.00% above the prime rate per annum. Interest payments were payable monthly in arrears. Payments on the Term Loan Facility commenced in May 2015 through June 2016. The Term Loan Facility was repaid in full in July 2016.

In May 2014, the Company entered into a Subordinated Loan and Security Agreement with SVB that provided for a Mezzanine Term Loan totaling $13.0 million. The Mezzanine Term Loan carried interest at a rate of 10.00% per annum. Interest payments were payable monthly in arrears. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 131,239 shares of its common stock at an exercise price of $2.95 per share. The warrants were immediately exercisable, had a 10‑year term and were exercised in 2015. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan was used to fund the expansion of the Company’s business. The Mezzanine Term Loan was repaid in full in July 2016.

Effective with the purchase of AmeriDoc, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carries interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7.00% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million and $0.5 million of principal on this Second Amended and Restated Subordinated Promissory Note during 2016 and 2015, respectively. As a result of the seller put option, the Company has classified the $2.0 million outstanding balance as a current liability as of December 31, 2016. See Note 18, “Subsequent Events” for more information.

Payments due are as follows (in thousands):

Total
2017	$2,000
2018	—
2019	42,490
2020	—
2021 and thereafter	—
Total	$44,490

The Company was in compliance with all debt covenants at December 31, 2016 and 2015.

Note 11. Leases and Contractual Obligations

Operating Leases

The Company leases office space under non‑cancelable operating leases in the United States. As of December 31, 2016, the future minimum lease payments under non‑cancelable operating leases are as follows (in thousands):

Operating
Leases
2017	$1,996
2018	1,880
2019	1,228
2020	1,272
2021	1,315
2022 and thereafter	4,164
$11,855

All of the total future minimum lease payments relate to facilities space. The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight‑line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent represents the difference between actual operating lease payments due and straight‑line rent expense. The excess is recorded as a deferred rent liability in the early periods of the lease, when cash payments are generally lower than straight‑line rent expense, and are reduced in the later periods of the lease when payments begin to exceed the straight‑line expense. The Company also accounts for leasehold improvement incentives within its deferred rent liability. For abandoned facilities, the above contractual obligation schedule does not reflect any realized or potential subleases. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $1.3 million and $0.8 million, respectively.

Letter of Credit

In November 2014, the Company arranged for SVB to issue a letter of credit on its behalf in the amount of $0.3 million in lieu of a cash deposit in connection with the Company’s Purchase, NY office lease. The letter of credit has been extended to November 2017.

In connection with the Company lease agreement for office space in Lewisville, Texas in February 2015, the Company arranged for SVB to issue a letter of credit on its behalf in the amount of $1.0 million in lieu of a cash deposit. The letter of credit has been extended to February 2018.

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

Liquidation, Redemption and Protective Rights

The Preferred Stock and certain common stockholders were entitled to certain liquidation, redemption and protective provisions. Upon consummation of the IPO on July 7, 2015 all of the then outstanding convertible Preferred Stock and redeemable common stock converted into common stock. As such these provisions ceased to exist on July 7, 2015.

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

On June 17, 2015, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a one‑for‑2.2859 reverse stock split of all outstanding shares of common stock with the Secretary of State of the State of Delaware. The Certificate of Amendment provided that every 2.2859 shares of the Company’s issued and outstanding common stock automatically combine into one issued and outstanding share of the Company’s common stock. The Certificate of Amendment did not change the par value of the Company’s common stock and preferred stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split. In addition, the Certificate of Amendment increased the number of authorized shares of the Company’s common stock to 75,000,000 shares and the number of authorized shares of the Company’s preferred stock to 50,479,286 shares. Additionally, the holders of a majority of the outstanding shares of the Preferred Stock (voting as a single class on an as‑converted basis, including holders of at least a majority of the outstanding shares of Series F Preferred Stock) approved the automatic conversion of the Preferred Stock into common stock of the Company upon the closing of an IPO of the common stock of the Company at a per share price of at least $12.00 (prior to underwriting discounts and commissions) that results in aggregate proceeds to the Company of at least $75.0 million (net of underwriting discounts and commissions). On July 7, 2015, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock and all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

See Note 18 “Subsequent Events” for information regarding the Company’s Follow-On Offering.

Warrants

On May 2, 2014, the Company issued 131,239 common stock warrants to purchase an aggregate of 131,239 shares of its common stock at an exercise price of $2.95 per share to two entities affiliated with SVB. The common stock warrants were immediately exercisable upon issuance and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $0.2 million. On July 24, 2015, the Company issued 59,281 shares of common stock resulting from the cashless exercise of these 65,620 warrants at an exercise price of $2.95 per share for one of the SVB affiliates and on December 22, 2015, the Company issued 54,830 shares of common stock resulting from the cashless exercise of the remaining 65,619 warrants at an exercise price of $2.95 per share.

In July 2016, in conjunction with the debt refinancing of the Mezzanine Term Loan, the Company issued 798,694 common stock warrants to purchase an aggregate of 798,694 shares of its common stock at an exercise price of $13.50 per share to two entities affiliated with SVB. The common stock warrants were immediately exercisable upon issuance and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. On December 9, 2016, the Company issued an aggregate of 107,931 shares of common stock resulting from an SVB affiliate cashless exercise of 399,347 of these warrants at an exercise price of $13.50 per share. At December 31, 2016, 399,347 warrants remain outstanding.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public company, pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuations. Subsequent to becoming a public company, only options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at January 1, 2014	694,280	2,115,069	$1.14	8.28	$4,058
Increase in Plan authorized shares	1,621,795	—	$—	—	$—
Stock option grants	(1,574,104)	1,574,104	$5.53	—	$—
Stock options exercised	—	(786,074)	$0.96	—	$—
Stock options cancelled	—	(27,993)	$1.60	—	$—
Balance at December 31, 2014	741,971	2,875,106	$3.73	8.38	$6,758
Increase in Plan authorized shares	2,493,337	—	$—	—	$—
Stock option grants	(1,522,581)	1,522,581	$—	—	$—
Stock options exercised	—	(270,545)	$—	—	$—
Stock options cancelled	240,064	(240,064)
Stock options expired	33,599	(33,599)	$—	—	$—
Balance at December 31, 2015	1,986,390	3,853,479	$7.62	8.54	$41,894
Increase in Plan authorized shares	1,937,770	—	$—	—	$—
Stock option grants	(3,910,431)	3,910,431	$14.58	—	$519
Stock options exercised	—	(594,555)	$4.29	—	$6,984
Stock options expired	329,487	(329,487)	$11.62	—	$1,699
Balance at December 31, 2016	343,216	6,839,868	$11.70	8.64	$36,795
Vested or expected to vest December 31, 2016		6,199,485	$11.38	8.55	$35,426
Exercisable as of December 31, 2016		1,604,209	$6.08	7.20	$17,505

The total grant‑date fair value of stock options granted during the year ended December 31, 2016, 2015 and 2014 was $25.9 million, $10.8 million and $4.8 million, respectively.

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

The assumptions used in the Black‑Scholes option‑pricing model were determined as follows:

Volatility.  Since the Company does not have a trading history prior to July 2015 for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business combined with the Company’s over a period equivalent to the expected term of the stock option grants.

Risk‑Free Interest Rate.  The risk‑free interest rate is based on U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options.

Expected Term.  The expected term represents the period that the stock‑based awards are expected to be outstanding. When establishing the expected term assumption, the Company utilized the historical data.

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

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2016	2015	2014
Volatility	44.7% – 47.8%	45.4% – 51.0%	53.3% – 53.7%
Expected life (in years)	6.0	6.9	7
Risk-free interest rate	1.09% - 2.29%	1.85% - 2.06%	1.92% - 2.30%
Dividend yield	–	–	–
Weighted-average fair value of underlying common stock	$6.63	$7.09	$5.53

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

As of December 31, 2016, the Company had not issued any shares under the ESPP and 458,024 remained available for issuance.

For the year ended December 31, 2016, the Company recorded stock-based compensation expense related to the ESPP of $0.4 million based on offerings made under the plan to-date, and there was none in 2015 and 2014.

Total compensation costs charged as an expense for stock‑based awards, including stock options and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Administrative and marketing	$514	$83	$23
Sales	1,365	422	75
Technology and development	1,322	337	39
General and administrative	4,522	2,233	396
Total stock-based compensation expense	$7,723	$3,075	$533

As of December 31, 2016, the Company had $24.7 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 2.9 years.

Note 14. Income Taxes

The components of loss from continuing operations before income taxes were generated substantially in the United States. As a result of the Company’s history of net operating losses and full valuation allowance against its deferred tax assets, only the timing differences attributable to the treatment of the amortization of tax deductible goodwill is reflected in the income tax provision for the years ended December 31, 2016, 2015 and 2014. In addition for the year ended December 31, 2015 the income tax provision was partially offset by an income tax benefit that was realized as a result of acquisition activity.

Reconciliations of the statutory federal income tax rate and the Company’s effective tax rate consist of the following (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Tax at federal statutory rate	$(25,797)	$(19,715)	$(5,661)
State and local tax	(1,133)	(3,189)	(916)
Non-deductible stock compensation	1,291	688	210
Non-deductible expenses	382	158	87
Benefit due to tax rate change	(89)	—	—
Change in valuation allowance	25,856	22,094	6,668
Income tax provision	$510	$36	$388

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of
	December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$70,247	$47,053
Accrued expenses	1,088	926
Stock-based compensation	2,238	451
Amortization of debt restructure cost	2,718	—
Amortization of intangible assets	(6,908)	(3,072)
Depreciation of property and equipment	(28)	(152)
Valuation allowance	(71,202)	(46,477)
Other	153	86
Net deferred tax assets (liabilities)	$(1,694)	$(1,185)

The Company has provided a full valuation allowance for its deferred tax assets at December 31, 2016 and 2015, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $24.7 million, $24.1 million and $6.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, the valuation allowance included an increase of approximately $1.7 million associated with acquisition activity and a decrease of $3.3 million resulting from a tax rate change.

As of December 31, 2016, the Company had approximately $192.3 million of federal and state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal net operating loss carryforwards begin to expire in 2025. The deferred tax asset related to its net operating losses include no excess tax benefit of stock option exercises, which, when realized, will be recorded as a credit to additional paid‑in capital.

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

The Company has previously recorded an uncertain tax position of $2.3 million during the year ended December 31, 2013. There were no uncertain tax positions recorded in 2016, 2015 and 2014. The Company has recognized $0.1 million of interest expense in both of the years ended December 31, 2016 and 2015 related to unrealized tax benefits. At December 31, 2016 and 2015, the Company had a liability for the payment of interest and penalties of approximately $0.7 million and $0.6 million, respectively, related to unrecognized tax benefits.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s tax jurisdiction is the United States. The Company’s 2013 through 2016 tax years are open to examination by U.S. federal and state tax authorities.

Note 15. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted‑average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including the Preferred Stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive. The Company has 6.8 million outstanding stock options, 0.4 million outstanding warrants and 0.1 million issuable common stock associated with the ESPP that are future potential shares of common stock.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Year Ended
	December 31,
	2016	2015	2014
Net loss	$(74,216)	$(58,020)	$(17,037)
Preferred stock dividends	—	—	(2,920)
Accretion of preferred stock	—	—	(168)
Net loss	$(74,216)	$(58,020)	$(20,125)
Weighted-average shares used to compute basic and diluted net loss per share	42,331	19,917	1,963
Net loss per share, basic and diluted	$(1.75)	$(2.91)	$(10.25)

Note 16. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of an employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $1.1 million, $0.7 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Note 17. Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At December 31, 2016, the Company was party to the following legal proceedings:

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board (the ‘‘TMB’’) in the United States District Court for the Western District of Texas, Austin Division (the “District Court”) allenging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendment, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and voluntarily withdrawn by the TMB on October 17, 2016. On November 2, 2016, the Disctrict Court granted the parties’ joint motion to stay the trial case through April 19, 2017. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $15.1 million, or 12%, $12.6 million, or 16% and $10.0 million or 23% of Teladoc’s consolidated revenue during the years ended December 31, 2016, 2015 and 2014, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas would be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

Other than as stated the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

Note 18. Subsequent Events

On January 24, 2017, Teladoc completed its Follow-On Offering in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. The Company received net proceeds of $124.0 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.5 million.

In January 2017, the Company repaid the outstanding $2.0 million of principal plus interest on the Second Amended and Restated Subordinated Promissory Note.