Form 10-Q
period 2017-03-31
Teladoc, Inc.
filed 2017-05-08
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company ☒			(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

As of May 5, 2017, the Registrant had 54,459,253 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2017

i

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$139,948	$50,015
Short-term marketable securities	36,005	15,793
Accounts receivable, net of allowance of $1,988 and $2,422, respectively	15,309	13,806
Prepaid expenses and other current assets	3,564	3,103
Total current assets	194,826	82,717
Property and equipment, net	7,441	7,479
Goodwill	188,184	188,184
Intangible assets, net	23,078	24,875
Other assets	424	415
Total assets	$413,953	$303,670
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,949	$2,236
Accrued expenses and other current liabilities	8,947	7,981
Accrued compensation	7,242	8,856
Subordinated promissory note	—	2,000
Total current liabilities	18,138	21,073
Other liabilities	8,104	7,609
Deferred taxes	1,844	1,694
Long term bank and other debt, net	42,434	42,424
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 54,359,434 shares and 46,201,563 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	54	46
Additional paid-in capital	563,832	435,551
Accumulated deficit	(220,449)	(204,726)
Accumulated other comprehensive loss	(4)	(1)
Total stockholders’ equity	343,433	230,870
Total liabilities and stockholders’ equity	$413,953	$303,670

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended March 31,
	2017	2016
Revenue	$42,898	$26,888
Cost of revenue	12,139	7,943
Gross profit	30,759	18,945
Operating expenses:
Advertising and marketing	12,616	8,050
Sales	7,988	5,270
Technology and development	6,512	5,225
Legal	343	1,122
Regulatory	1,007	848
General and administrative	14,488	11,637
Depreciation and amortization	2,607	1,508
Loss from operations	(14,802)	(14,715)
Interest expense, net	702	427
Net loss before taxes	(15,504)	(15,142)
Income tax provision	150	162
Net loss	$(15,654)	$(15,304)
Net loss per share, basic and diluted	$(0.30)	$(0.40)

Weighted-average shares used to compute basic and diluted net loss per share	52,192,859	38,584,345

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, unaudited)

	Quarters Ended March 31,
	2017	2016
Net loss	$(15,654)	$(15,304)
Other comprehensive (loss) income, net of tax
Net change in unrealized (losses) gains on available-for-sale securities	(3)	59
Other comprehensive (loss) income, net of tax	(3)	59
Comprehensive loss	$(15,657)	$(15,245)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2016	46,201,563	$46	$435,551	$(204,726)	$(1)	$230,870
Exercise of stock options	131,468	—	1,195	—	—	1,195
Exercise of warrants	138,903	—	—	—	—	—
Stock-based compensation (1)	—	—	3,166	(69)	—	3,097
Follow-On Offering	7,887,500	8	123,920	—	—	123,928
Other comprehensive loss, net of tax	—	—	—	—	(3)	(3)
Net loss	—	—	—	(15,654)	—	(15,654)
Balance as of March 31, 2017	54,359,434	$54	$563,832	$(220,449)	$(4)	$343,433

(1)	The $0.1 million adjustment to accumulated deficit represents the ASU 2016-09 adjustment for cumulative forfeitures expense. See Note 2 for additional information.

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarters Ended March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(15,654)	$(15,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,607	1,508
Allowance for doubtful accounts	306	777
Stock-based compensation	3,097	1,288
Deferred income taxes	150	162
Accretion of interest	(18)	129
Changes in operating assets and liabilities:
Accounts receivable	(1,809)	(2,462)
Prepaid expenses and other current assets	(430)	(543)
Other assets	(9)	—
Accounts payable	(287)	(1,135)
Accrued expenses and other current liabilities	966	1,288
Accrued compensation	(1,921)	(3,244)
Other liabilities	495	353
Net cash used in operating activities	(12,507)	(17,183)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(620)	(275)
Purchase of internal-use software	(152)	(385)
Purchase of marketable securities	(34,957)	(37,122)
Proceeds from marketable securities	14,740	49,856
Net cash (used in) provided by investing activities	(20,989)	12,074
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	1,195	496
Repayment of bank loan and other debt	(2,000)	(313)
Proceeds from issuance of common stock	123,928	—
Cash for withholding taxes on stock-based awards, net	306	53
Net cash provided by financing activities	123,429	236
Net increase (decrease) in cash and cash equivalents	89,933	(4,873)
Cash and cash equivalents at beginning of the period	50,015	55,066
Cash and cash equivalents at end of the period	$139,948	$50,193

Interest paid	$994	$604

See accompanying notes to unaudited consolidated financial statements.

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

On January 24, 2017, Teladoc completed its follow on public offering (the “Follow-On Offering”) in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. The Company received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

In July 2016, the Company completed the acquisitions of HY Holdings, Inc. d/b/a HealthiestYou Corporation (“HealthiestYou”), a telehealth consumer engagement technology platform for the small to mid-sized employer market. Upon the effective date of the merger, HealthiestYou merged with and into Teladoc.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended March 31, 2017 are not necessarily indicative of results for the full 2017 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Total revenue and net loss for the VIE were $8.6 million and $(2.6) million, respectively, for the quarter ended March 31, 2017 and $6.1 million and $(1.7) million, respectively, for the quarter ended March 31, 2016. The VIE’s total assets were $2.8 million and $2.9 million at March 31, 2017 and December 31, 2016, respectively. Total liabilities for the VIE were $30.3 million and $27.8 million at March 31, 2017 and December 31, 2016, respectively. The VIE’s total stockholders’ deficit was $27.6 million and $25.0 million at March 31, 2017 and December 31, 2016, respectively.

All intercompany transactions and balances have been eliminated.

The Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as described below. There have been no other changes to the significant accounting policies described in the Form 10-K that have had a material impact on the consolidated financial statements and related notes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company anticipates adopting the standard using the modified retrospective method. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. On January 1, 2017, the Company adopted this standard on a modified retrospective basis. As a result of the adoption of this standard, a deferred tax asset of approximately $1.3 million was recorded as a cumulative effect adjustment to accumulated deficit. The Company has also recorded a full valuation allowance for the deferred tax asset due to the uncertainty regarding the future realization and as a result, there was no change to stockholders’ equity. Additionally, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and recorded a cumulative adjustment to accumulated deficit of approximately $0.1 million as of January 1, 2017.

Note 3. Business Acquisitions

On July 1, 2016, the Company completed the acquisition of HealthiestYou through a merger in which HealthiestYou became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $151.5 million, which was comprised of 6,955,796 shares of Teladoc’s common stock valued at $108.3 million on July 1, 2016, and $43.2 million of cash, subject to post-closing working capital adjustments as defined in the merger agreement. The post-closing working capital adjustment was finalized in the amount of less than $0.1 million. HealthiestYou was a telehealth consumer engagement technology platform for the small to mid-sized employer market. Solutions provided by HealthiestYou included 24/7 access to telephone and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility and location information for wellness service providers. The acquisition was considered a stock acquisition for tax purposes and as such the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs of the acquisition were $6.9 million and included transaction costs for banker and other professional fees as well as $5.7 million of contract termination costs for certain HealthiestYou third party providers.

The contract termination costs of $5.7 million were previously accrued by HealthiestYou and reflected in HealthiestYou’s financial statements as of June 30, 2016, prior to the acquisition. These non-cash expenses are also reflected in the Company’s financial results in the quarter ended September 30, 2016 as the Company benefited from the termination of these contracts.

The acquisition described above was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisition were included within the consolidated financial statements commencing on July 1, 2016.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed on July 1, 2016. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

HealthiestYou
Purchase price	$151,484
Less:
Cash	6,204
Accounts receivable	1,184
Other assets	1,537
Client relationships	10,930
Non-compete agreements	70
Internal-use software	2,220
Trademarks	1,180
Accounts payable	(836)
Other liabilities	(2,847)
Goodwill	$131,842

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of HealthiestYou’s operations. HealthiestYou’s operating results from July 1, 2016 to March 31, 2017 are included in the accompanying unaudited consolidated financial statements.

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
March 31, 2017
Client relationships	2 to 10 years	$22,581	$(7,260)	$15,321	8.2
Non-compete agreements	1.5 to 5 years	3,480	(2,544)	936	1.3
Trademarks	3 years	1,320	(397)	923	2.2
Patents	3 years	200	(22)	178	2.7
Internal-use software	3 to 5 years	9,127	(3,407)	5,720	2.6
Intangible assets, net		$36,708	$(13,630)	$23,078	6.2
December 31, 2016
Client relationships	2 to 10 years	$22,581	$(6,226)	$16,355	8.5
Non-compete agreements	1.5 to 5 years	3,480	(2,344)	1,136	1.6
Trademarks	3 years	1,320	(287)	1,033	2.4
Patents	3 years	200	(6)	194	2.9
Internal-use software	3 to 5 years	8,976	(2,819)	6,157	3.0
Intangible assets, net		$36,557	$(11,682)	$24,875	6.5

Amortization expense for intangible assets was $1.9 million and $1.1 million for the quarters ended March 31, 2017 and 2016, respectively.

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Beginning balance	$188,184	$56,342
Additions associated with the acquisition of HealthiestYou	-	131,842
Goodwill	$188,184	$188,184

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Professional fees	$443	$292
Consulting fees/provider fees	1,439	1,687
Legal fees	676	897
Interest payable	218	389
Marketing	843	142
Earnout and compensation	1,096	1,045
Deferred revenue	1,615	1,002
Other	2,617	2,527
Total	$8,947	$7,981

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

The Company measures its short-term marketable securities at fair value on a recurring basis and classifies such as Level 2. They are valued using observable inputs that reflect quoted prices directly or indirectly in active markets. The short-term marketable securities amortized cost approximates fair value.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,948	$—	$—	$139,948
Short-term marketable securities	$—	$36,005	$—	$36,005
Contingent liability (included in other liabilities)	$—	$—	$3,676	$3,676

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,015	$—	$—	$50,015
Short-term marketable securities	$—	$15,793	$—	$15,793
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,678	$3,678

There were no transfers between fair value measurement levels during the three months ended March 31, 2017 and 2016.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2016	$3,678
Change in fair value	(2)
Fair value at March 31, 2017	$3,676

Note 8. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
SVB Mezzanine Term Loan	$25,000	$25,000
SVB Line of Credit Facility less debt discount of $56 and $66	17,434	17,424
Subordinated Promissory Note	—	2,000
Total	42,434	44,424
Less: current portion of Subordinated Promissory Note	—	(2,000)
Long term bank and other debt	$42,434	$42,424

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

The Company determined that the Mezzanine Term Loan represented an extinguishment of the original $13 million Mezzanine Term Loan and as a result recorded a one-time charge of $8.5 million in the quarter ended September

30, 2016. The amortization of warrants and loss on extinguishment of debt includes the write-off of loan origination fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the aforementioned warrants.

In December 2016, the Company issued an aggregate of 107,931 shares of common stock from the cashless exercise of 399,347 warrants at an exercise price of $13.50 per share for one of the affiliates. In January 2017, the Company issued an aggregate of 138,903 shares of common stock resulting from another affiliate cashless exercise of 399,347 warrants at an exercise price of $13.50 per share. The Company did not receive any proceeds from both of these cashless exercises. There are no warrants outstanding as of March 31, 2017.

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

Effective with the purchase of AmeriDoc, LLC (“AmeriDoc”) in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carried interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million during 2016 and the remaining outstanding amount of $2.0 million during the first quarter of 2017.

The Company was in compliance with all debt covenants at March 31, 2017 and December 31, 2016.

Note 9. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At March 31, 2017, the Company was party to the following legal proceedings:

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board (the ‘‘TMB’’) in the United States District Court for the Western District of Texas, Austin Division (the “District Court”) alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendment, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and voluntarily withdrawn by the TMB on October 17, 2016. On November 2, 2016, the District Court granted the parties’ joint motion to stay the trial case through April 19, 2017. On April 10, 2017, the District Court granted the parties’ joint motion to stay the trial case through September 1, 2017. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $4.5 million, or 10% and $15.1 million or 12% of the Company’s consolidated revenue for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

Other than as stated the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accruals for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2017, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at March 31, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

Note 10. Common Stock and Stockholders’ Equity

Capitalization

On January 24, 2017, Teladoc closed on its Follow-On Offering in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. The Company received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

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

On January 31, 2017, the Company issued an aggregate of 138,903 shares of common stock resulting from an SVB affiliate cashless exercise of 399,347 of these warrants at an exercise price of $13.50 per share.

The Company had no warrants outstanding as of March 31, 2017 and 399,347 warrants outstanding as of December 31, 2016.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public enterprise, pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuations. Subsequent to becoming a public enterprise, options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2016	343,216	6,839,868	$11.70	8.64	$36,795
Increase in Plan authorized shares	2,876,722	—	$—	—	$—
Stock option grants	(2,835,709)	2,835,709	$22.14	—	$—
Stock options exercised	—	(131,468)	$8.84	—	$1,630
Stock options forfeited	361,643	(361,643)	$15.87	—	$1,823
Balance at March 31, 2017	745,872	9,182,466	$14.80	8.82	$93,634
Vested or expected to vest March 31, 2017		9,182,466	$14.80	8.82	$93,634
Exercisable as of March 31, 2017		2,044,937	$7.50	7.23	$35,794

The total grant‑date fair value of stock options granted during the quarter ended March 31, 2017 was $29.9 million.

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

The assumptions used in the Black‑Scholes option‑pricing model were determined as follows:

Volatility.  Since the Company does not have a trading history prior to July 2015 for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business combined with the Company’s stock volatility over a period equivalent to the expected term of the stock option grants.

Risk‑Free Interest Rate.  The risk‑free interest rate is based on U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options.

Expected Term.  The expected term represents the period that the stock‑based awards are expected to be outstanding. When establishing the expected term assumption, the Company utilized historical data.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero.

Forfeiture rate.  Prior to 2017, the Company used historical data to estimate pre‑ vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest. On January 1, 2017, the Company adopted ASU 2016-09 and elected to account for stock option forfeitures as they occur which resulted in a cumulative effect adjustment of $69,071 recorded to accumulated deficit and additional paid-in capital.

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Quarters Ended March 31,
	2017	2016
Volatility	46.7% – 47.7%	44.7% – 46.0%
Expected life (in years)	6.1	6
Risk-free interest rate	2.10% - 2.30%	1.24% - 1.91%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$10.54	$5.71

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

As of March 31, 2017 and December 31, 2016, the Company had not issued any shares under the ESPP and the total 458,024 shares remained available for issuance.

For the quarter ended March 31, 2017, the Company recorded stock-based compensation expense related to the ESPP of $0.2 million based on offerings made under the plan to-date, and there was none for the quarter ended March 31, 2016.

Total compensation costs charged as an expense for stock‑based awards, including stock options, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended
	March 31,
	2017	2016
Administrative and marketing	$203	$101
Sales	754	211
Technology and development	449	209
General and administrative	1,691	767
Total stock-based compensation expense	$3,097	$1,288

As of March 31, 2017, the Company had $53.7 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.3 years.

Note 11. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. A deferred tax provision was recognized for the quarter ended March 31, 2017 and 2016, primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill.

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

The foregoing list of factors is not exhaustive, and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K in the Annual Report for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 3,000 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 20 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 385,000 telehealth visits in the first three months of 2017 and approximately 952,000 telehealth visits in 2016. Membership increased by approximately 5.1 million members from March 31, 2016 through March 31, 2017.

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

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $42.9 million and $26.9 million in revenue for the quarters ended March 31, 2017 and 2016, respectively, representing 60% year-over-year growth. We had net losses of $15.7 million and $15.3 million for the quarters ended March 31, 2017 and 2016, respectively. For the quarter ended March 31, 2017, 80% and 20% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended March 31, 2016, 77% and 23% of our revenue was derived from subscription access fees and visit fees, respectively.

In January 2017, we successfully closed on our Follow-On Offering in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On July 1, 2016, we completed our acquisition of HY Holdings, Inc. d/b/a HealthiestYou Corporation, or HealthiestYou, for aggregate consideration of $151.5 million, comprised of $43.2 million of cash and $108.3 million of our common stock (or 6,955,796 shares), net of cash acquired. HealthiestYou is a telehealth consumer engagement technology platform for the small to mid-sized employer market. Solutions provided by HealthiestYou include 24/7 access to telephone and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility and location information for wellness service providers.

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences. Membership increased by approximately 5.1 million members from March 31, 2016 through March 31, 2017.

Number of Visits.  We also realize revenue in connection with the completion of a visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by approximately 145,000 for the quarter ended March 31, 2017 compared to the same period in 2016.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our Provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Subscription access revenue accounted for approximately 80% and 77% of our total revenue during the quarters ended March 31, 2017 and 2016, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Our short-term marketable securities are comprised of a portfolio of diverse high credit rating instruments with maturity durations of 1 year or less.

During the quarter ended March 31, 2017 and 2016, substantially all of our revenue was generated by Clients located in the United States. No Client represented over 10% of revenues for the quarters ended March 31, 2017 and 2016.

One client represented 11% of accounts receivable at both March 31, 2017 and December 31, 2016.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our Provider network operations center activities and insurance, which includes coverage for medical malpractice claims. Cost of revenue is driven primarily by the number of visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to continue to enhance our Provider network operations center as well as our sales and technology capabilities and support business growth, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

Gross Profit

Our gross profit is our total revenue minus our total cost of revenue, and we also express our gross profit as a percentage of our total revenue. Our gross profit has been and will continue to be affected by a number of factors, including the fees we charge our Clients, the number of visits we complete the costs paid to Providers and the costs of our Provider network operations center. We expect our annual gross profit to remain relatively steady over the near term, although our quarterly gross profit is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

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

We expect our advertising and marketing expenses to increase for the foreseeable future as we continue to increase the size of our advertising and marketing operations and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by promoting our brand through a variety of marketing and public relations activities.

Sales Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, employment taxes, travel and stock-based compensation costs for our employees engaged in sales, account management and sales support. Our sales expenses exclude certain allocations of occupancy expense as well as depreciation and amortization. We expect our sales expenses to increase in the short-to-medium-term as we strategically invest to expand our business and to capture an increasing amount of our market opportunity.

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

We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses. Historically, the majority of our technology and development costs have been expensed.

Legal and Regulatory Expenses

Legal and regulatory expenses include professional fees incurred. Our legal and regulatory expenses exclude certain allocations of personnel and related expenses, occupancy expense as well as depreciation and amortization.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, product development, business development, operations and human resources departments. They also include stock-based compensation and most of the facilities costs including utilities and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

We expect our general and administrative expenses to increase for the foreseeable future as we continue to grow our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.

Interest Expense, Net

Interest expense, net consists of interest costs associated with our bank and other debt, net of interest earned on short-term marketable securities.

Income Tax Provision

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between the treatment of goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at March 31, 2017 and December 31, 2016, due to the uncertainty surrounding the future realization of such assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the three months ended March 31, 2017 and 2016 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
	2017	2016
	$	$	Variance	%(a)
Revenue	$42,898	$26,888	$16,010	60%
Cost of revenue	12,139	7,943	4,196	53%
Gross profit	30,759	18,945	11,814	62%
Operating expenses:
Advertising and marketing	12,616	8,050	4,566	57%
Sales	7,988	5,270	2,718	52%
Technology and development	6,512	5,225	1,287	25%
Legal	343	1,122	(779)	-69%
Regulatory	1,007	848	159	19%
General and administrative	14,488	11,637	2,851	25%
Depreciation and amortization	2,607	1,508	1,099	73%
Loss from operations	(14,802)	(14,715)	(87)	1%
Interest expense, net	702	427	275	64%
Net loss before taxes	(15,504)	(15,142)	(362)	2%
Income tax provision	150	162	(12)	-8%
Net loss	$(15,654)	$(15,304)	$(350)	2%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBTIDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(15,654)	$(15,304)
Add (deduct):
Interest expense, net	702	427
Income tax provision	150	162
Depreciation expense	658	447
Amortization expense	1,949	1,061
EBITDA(1)	(12,195)	(13,207)
Stock-based compensation	3,097	1,288
Adjusted EBITDA(1)	$(9,098)	$(11,919)

(1)	Non-GAAP Financial Measures:

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use EBITDA and Adjusted EBITDA, which are non-U.S. GAAP financial measures to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

EBITDA consists of net loss before interest, taxes, depreciation and amortization. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization and stock-based compensation. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

We believe both financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the term EBITDA and Adjusted EBITDA may vary from that of others in our industry. Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net loss before taxes, net loss, loss per share or any other performance measures derived in accordance with U.S. GAAP as measures of performance.

EBITDA and Adjusted EBITDA have important limitation as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

EBTIDA and Adjusted EBITDA:

•	does not reflect the significant interest expense on our debt; and
•	eliminates the impact of income taxes on our results of operations; and
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both measures do not reflect any expenditures for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

Additionally, Adjusted EBITDA does not reflect the significant non cash stock compensation expense which should be viewed as a component of recurring operating costs.

We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include gross profit, net loss, net loss per share and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Consolidated Results of Operations Discussion

We completed our acquisition of HealthiestYou on July 1, 2016. And the results of operations of HealthiestYou have been included in our unaudited consolidated financial statements included in this Quarterly Report.

Revenue.  Total revenue was $42.9 million for the quarter ended March 31, 2017, compared to $26.9 million during the quarter ended March 31, 2016, an increase of $16.0 million, or 60%. The increase in revenue was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees in addition to the acquisition of HealthiestYou. The increase in subscription access fees was due to the addition of new Clients, as the number of Members increased by 34% from March 31, 2016 to March 31, 2017. We experienced approximately 385,000 visits, representing $8.6 million of visit fees for the quarter ended March 31, 2017, compared to approximately 240,000 visits, representing $6.2 million of visit fees during the quarter ended March 31, 2016, an increase of $2.4 million, or 39%.

Cost of Revenue.  Cost of revenue was $12.1 million for the quarter ended March 31, 2017 compared to $7.9 million for the quarter ended March 31, 2016, an increase of $4.2 million, or 53%. The increase was primarily due to increased telehealth visits resulting in increased provider fees and increased physician network operation center costs.

Gross Profit.  Gross profit was $30.8 million, or 72% as a percentage of revenue, for the quarter ended March 31, 2017 compared to $18.9 million, or 70%, as a percentage of revenue, for the quarter ended March 31, 2016, an increase of $11.8 million, or 62%. The increase reflects the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $12.6 million for the quarter ended March 31, 2017 compared to $8.0 million for the quarter ended March 31, 2016, an increase of $4.6 million, or

57%. This increase primarily consisted of increased member engagement initiatives, sponsorship of professional organizations and trade shows of $3.9 million, increased staffing of $0.5 million and other expenses of $0.2 million.

Sales Expenses.  Sales expenses were $8.0 million for the quarter ended March 31, 2017 compared to $5.3 million for the quarter ended March 31, 2016, an increase of $2.7 million, or 52%. This increase primarily consisted of increased staffing and sales commissions of $2.6 million and an increase to other sales expenses of $0.1 million.

Technology and Development Expenses.  Technology and development expenses were $6.5 million for the quarter ended March 31, 2017 compared to $5.2 million for the quarter ended March 31, 2016, an increase of $1.3 million, or 25%. This increase resulted primarily from hiring additional personnel totaling $1.3 million.

Legal Expenses.  Legal expenses were $0.3 million for the quarter ended March 31, 2017 compared to $1.1 million for the quarter ended March 31, 2016, a decrease of $0.8 million, or 69%. This decrease resulted primarily from lower legal fees incurred in connection with the Company’s legal actions in Texas.

Regulatory Expenses.  Regulatory expenses were $1.0 million for the quarter ended March 31, 2017 compared to $0.8 million for the quarter ended March 31, 2016, an increase of $0.2 million, or 19%. This increase resulted primarily from the increased activities required in connection with the Company’s legal efforts in Texas and certain other states.

General and Administrative Expenses.  General and administrative expenses were $14.5 million for the quarter ended March 31, 2017 compared to $11.6 million for the quarter ended March 31, 2016, an increase of $2.9 million, or 25%. This increase was driven primarily by an increase in employee-related expenses of approximately $2.3 million resulting from growth in total employee headcount to 695 at March 31, 2017 as compared to 618 at March 31, 2016. Other expenses, which include office-related charges and bank charges, increased by $0.6 million for the quarter ended March 31, 2017 as compared to March 31, 2016 to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $2.6 million for the quarter ended March 31, 2017 compared to $1.5 million for the quarter ended March 31, 2016, an increase of $1.1 million, or 73%. The increase was due to additional amortization expenses primarily related to acquisition-related intangible assets that increased from $21.2 million at March 31, 2016 to $36.6 million at March 31, 2017 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $8.6 million at March 31, 2016 to $12.3 million at March 31, 2017.

Interest Expense, Net.  Interest expense, net consists of interest costs associated with our bank and other debt and interest income from short-term marketable securities. Interest expense, net was $0.7 million for the quarter ended March 31, 2017 compared to $0.4 million for the quarter ended March 31, 2016. The increase in net interest expense reflects higher outstanding debt and costs associated with the re-financing.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Quarter Ended
	March 31,
	2017	2016
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(12,507)	$(17,183)
Net cash (used in) provided by investing activities	(20,989)	12,074
Net cash provided by financing activities	123,429	236
Total	$89,933	$(4,873)

Since our inception, we have financed our operations primarily through private sales of equity securities and to a lesser extent, bank borrowings. In January 2017, we received $123.9 million of net cash proceeds associated with the issuance of 7,887,500 shares of common stock in conjunction with our Follow-On Offering, after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

In July 2015, we received $163.1 million of net cash proceeds associated with the issuance of 9,487,500 shares of common stock in conjunction with our IPO, after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million.

Our principal sources of liquidity are cash and cash equivalents totaling $139.9 million as of March 31, 2017, which were held for working capital purposes. In addition, we have $36.0 million of short-term marketable securities. Our cash and cash equivalents are comprised of money market funds and marketable securities.

Cash Used in Operating Activities

For the three months ended March 31, 2017, cash used in operating activities was $12.5 million. The negative cash flows resulted primarily from our net loss of $15.7 million, partially offset by depreciation and amortization of $2.6 million, allowance for doubtful accounts of $0.3 million, stock-based compensation of $3.1 million, deferred income tax of $0.2 million. These items are offset by the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $3.0 million, all of which was the result of growth of the business.

For the three months ended March 31, 2016, cash used in operating activities was $17.2 million. The negative cash flows resulted primarily from our net loss of $15.3 million, partially offset by depreciation and amortization of $1.5 million, allowance for doubtful accounts of $0.8 million, stock-based compensation of $1.3 million, deferred income tax of $0.2 million and accretion of interest of $0.1 million. These items are offset by the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $5.7 million, all of which was the result of growth of the business.

The decrease in cash used in operating activities was primarily the result of increased gross profit resulting from the growth in revenue offset by additional headcount, increased advertising and marketing expenses, costs incurred to improve and optimize our technology platform, increases in our provider network operations center and office-related charges to support the growth of our business.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $21.0 million for the three months ended March 31, 2017. Cash used in investing activities consisted of purchases and maturities of short-term marketable securities of $20.2 million, net of sales, purchases of property and equipment totaling $0.6 million and investments in internally developed capitalized software of $0.2 million.

Cash provided by investing activities was $12.1 million for the three months ended March 31, 2016. Cash provided by investing activities consisted of maturities and purchases of short-term marketable securities of $12.7 million, net of sales, and offset by purchases of property and equipment totaling $0.3 million and investments in internally developed capitalized software of $0.4 million.

Cash Provided by Financing Activities

In January 2017, we generated cash proceeds from our Follow-On Offering. In July 2015, we generated cash proceeds from our IPO. Prior to our IPO, our primary financing activities have consisted of private sales of preferred stock and bank and other borrowings.

Cash provided by financing activities for the three months ended March 31, 2017 was $123.4 million. Cash provided by financing activities consisted of $123.9 million of net cash proceeds from our Follow-Up Offering, $1.2 million of proceeds from the exercise of employee stock options and $0.3 million of tax withholding for options exercised, offset by the repayment of $2.0 million under the Amended and Restated Subordinated Promissory Note.

Cash provided by financing activities for the three months ended March 31, 2016 was $0.2 million. Cash provided by financing activities consisted of proceeds from the exercise of employee stock options of $0.5 million, offset by the repayment of $0.3 million under the Revolving Advance Facility.

Looking Forward

As a result of our recent Follow-On Offering and IPO, we received $123.9 million and $163.1 million of net cash proceeds in January 2017 and July 2015, respectively. Currently, we anticipate negative Adjusted EBITDA results through the end of 2017.

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

2016 Shelf Registration Statement

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016, “ 2016 Shelf”. Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of common stock eligible for resale by certain existing shareholders.

In January 2017, we successfully closed on our Follow-On Offering in which the Company issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 1,600,000 shares offered by certain stockholders of the Company, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

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

The Company determined that the Mezzanine Term Loan represents an extinguishment of the original $13 million Mezzanine Term Loan and as a result recorded a one-time charge of $8.5 million in the quarter ended September 30, 2016. The amortization of warrants and loss on extinguishment of debt includes the write-off of loan origination fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the aforementioned warrants.

In December 2016, the Company issued an aggregate of 107,931 shares of common stock from the cashless exercise of 399,347 warrants at an exercise price of $13.50 per share for one of the affiliates. In January 2017, the Company issued an aggregate of 138,903 shares of common stock resulting from another affiliate cashless exercise of 399,347 warrants at an exercise price of $13.50 per share. The Company did not receive any proceeds from both of these cashless exercises. There are no warrants outstanding as of March 31, 2017.

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

Effective with the purchase of AmeriDoc, LLC (“AmeriDoc”) in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carried interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March

2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million during 2016 and the remaining outstanding amount of $2.0 million during the first quarter of 2017.

The Company was in compliance with all debt covenants at March 31, 2017 and December 31, 2016.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2017:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$13,229	$2,185	$3,572	$3,181	$4,291
Obligations under SVB Facilities	42,490	—	42,490	—	—
Interest associated with SVB Facilities	7,636	3,350	4,286	—	—
Total	$63,355	$5,535	$50,348	$3,181	$4,291

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan facility and Revolving Advance facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan facility and Revolving Advance facility as of March 31, 2017, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $106,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

(the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board, or the TMB, in the United States District Court for the Western District of Texas, Austin Division, which we refer to as the District Court, alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendments, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and voluntarily withdrawn by the TMB on October 17, 2016. On November 2, 2016, the District Court granted the parties’ joint motion to stay the trial case through April 19, 2017. On April 10, 2017, the District Court granted the parties’ joint motion to stay the trial case through September 1, 2017. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $4.5 million, or 10% and $15.1 million, or 12%, of the Company’s consolidated revenue for the three months ended March 31, 2017 and during the year ended December 31, 2016, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

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

TELADOC, INC.

Date: May 8, 2017	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: May 8, 2017	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	7/07/15

3.2	Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	7/07/15

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Warrants to Purchase Common Stock dated July 11, 2016.	8-K	001-37477	4.1	7/15/16

4.3	Warrants to Purchase Common Stock dated July 11, 2016.	8-K	001-37477	4.2	7/15/16

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.10	6/18/15

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program.	10-Q	001-37477	10.7	8/12/15

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

10.11	Amended and Plan of Merger, dated as of June 29, 2016, by and among Teladoc, Inc., Copper Acquisition Sub One, Inc., Copper Acquisition Sub Two, Inc., HY Holdings, Inc. and Frontier Fund IV, L.P., as stockholder representative.	8-K	001-37477	2.1	7/06/16

10.12	Joinder and Third Loan Modification Agreement dated as of July 11, 2016 to Amended and Restated Loan and Security Agreement dated as of May 2, 2014, as amended, among the Company, its subsidiaries, Silicon Valley Bank (SVB) and the lenders party thereto.	8-K	001-37477	10.1	7/15/16

10.13	Amended and Restated Loan and Security Agreement among the Company, its subsidiaries, SVB and the lenders party thereto dated as of May 2, 2014.	8-K	001-37477	10.2	7/15/16

10.14	Credit Agreement dated as of July 11, 2016 among the Company, its subsidiaries, SVB and the lenders party thereto.	8-K	001-37477	10.3	7/15/16

10.15	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn	8-K	001-37477	10.1	12/30/16

10.16	Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.16	3/01/17

10.17	Form of Stock Option Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.17	3/01/17

10.18	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.18	3/01/17

10.19	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.19	3/01/17

21.1	Subsidiaries of the Registrant.	S-1/A	333-204577	21.1	7/01/15

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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