Form 10-Q
period 2017-06-30
Teladoc, Inc.
filed 2017-08-02
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, the Registrant had 56,654,241 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2017

i

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$409,224	$50,015
Short-term marketable securities	31,070	15,793
Accounts receivable, net of allowance of $2,010 and $2,422, respectively	14,229	13,806
Prepaid expenses and other current assets	2,468	3,103
Total current assets	456,991	82,717
Property and equipment, net	7,424	7,479
Goodwill	188,184	188,184
Intangible assets, net	21,239	24,875
Other assets	308	415
Total assets	$674,146	$303,670
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,150	$2,236
Accrued expenses and other current liabilities	9,684	7,981
Accrued compensation	8,853	8,856
Long term bank and other debt - current portion	—	2,000
Total current liabilities	19,687	21,073
Other liabilities	9,254	7,609
Deferred taxes	1,994	1,694
Long term bank and other debt, net	42,440	42,424
Convertible senior notes, net	201,395	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares and 75,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 54,798,273 shares and 46,201,563 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	55	46
Additional paid-in capital	635,186	435,551
Accumulated deficit	(235,864)	(204,726)
Accumulated other comprehensive loss	(1)	(1)
Total stockholders’ equity	399,376	230,870
Total liabilities and stockholders’ equity	$674,146	$303,670

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$44,591	$26,488	$87,489	$53,376
Cost of revenue	10,026	6,891	22,165	14,834
Gross profit	34,565	19,597	65,324	38,542
Operating expenses:
Advertising and marketing	12,278	7,804	24,894	15,854
Sales	7,324	5,860	15,312	11,130
Technology and development	7,537	4,829	14,049	10,054
Legal	277	1,193	620	2,315
Regulatory	987	772	1,994	1,620
Acquisition related costs	2,113	763	2,113	763
General and administrative	15,873	11,280	30,361	22,917
Depreciation and amortization	2,668	1,558	5,275	3,066
Loss from operations	(14,492)	(14,462)	(29,294)	(29,177)
Interest expense, net	774	407	1,476	834
Net loss before taxes	(15,266)	(14,869)	(30,770)	(30,011)
Income tax provision	149	10	299	172
Net loss	$(15,415)	$(14,879)	$(31,069)	$(30,183)
Net loss per share, basic and diluted	$(0.28)	$(0.38)	$(0.58)	$(0.78)

Weighted-average shares used to compute basic and diluted net loss per share	54,572,862	38,717,186	53,389,435	38,650,765

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(15,415)	$(14,879)	$(31,069)	$(30,183)
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale securities	3	8	—	67
Other comprehensive income, net of tax	3	8	—	67
Comprehensive loss	$(15,412)	$(14,871)	$(31,069)	$(30,116)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2016	46,201,563	$46	$435,551	$(204,726)	$(1)	$230,870
Exercise of stock options	479,339	1	4,315	—	—	4,316
Exercise of warrants	138,903	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90,968	—	1,265	—	—	1,265
Equity component of Convertible Senior Notes, net of debt issuance costs	—	—	62,404	—	—	62,404
Stock-based compensation (1)	—	—	7,731	(69)	—	7,662
Follow-On Offering	7,887,500	8	123,920	—	—	123,928
Net loss	—	—	—	(31,069)	—	(31,069)
Balance as of June 30, 2017	54,798,273	$55	$635,186	$(235,864)	$(1)	$399,376

(1)	The $0.1 million adjustment to accumulated deficit represents the adoption of ASU 2016-09 for cumulative forfeitures expense. See Note 2 for additional information.

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(31,069)	$(30,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,275	3,066
Allowance for doubtful accounts	764	1,429
Stock-based compensation	7,662	2,922
Deferred income taxes	299	172
Accretion of interest	28	175
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	(2,504)
Prepaid expenses and other current assets	700	435
Other assets	107	(12)
Accounts payable	(1,085)	(1,707)
Accrued expenses and other current liabilities	1,703	(1,648)
Accrued compensation	(264)	(1,695)
Other liabilities	1,645	616
Net cash used in operating activities	(15,421)	(28,934)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(1,299)	(778)
Purchase of internal-use software	(285)	(658)
Purchase of marketable securities	(34,954)	(44,188)
Proceeds from marketable securities	19,677	69,749
Net cash (used in) provided by investing activities	(16,861)	24,125
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	4,316	590
Proceeds from issuance of convertible notes	263,722	—
Proceeds from borrowing under bank and other debt	—	5,500
Repayment of bank loan and other debt	(2,000)	(625)
Proceeds from issuance of common stock	123,928	—
Proceeds from employee stock purchase plan	1,265	—
Cash for withholding taxes on stock-based awards, net	260	59
Net cash provided by financing activities	391,491	5,524
Net increase in cash and cash equivalents	359,209	715
Cash and cash equivalents at beginning of the period	50,015	55,066
Cash and cash equivalents at end of the period	$409,224	$55,781

Interest paid	$1,847	$1,050

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

On July 14, 2017, the Company completed the acquisitions of Best Doctors Holdings, Inc. (“Best Doctors”), the world’s leading expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues. See Note 13, “Subsequent Events”.

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

On July 1, 2016, the Company completed the acquisitions of HY Holdings, Inc. d/b/a HealthiestYou Corporation (“HealthiestYou”), a telehealth consumer engagement technology platform for the small to mid-sized employer market. Upon the effective date of the merger, HealthiestYou merged with and into Teladoc. See Note 3 “Business Acquisition”.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarters and six months ended June 30, 2017 are not necessarily indicative of results for the full 2017 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Total revenue and net loss for the VIE were $7.1 million and $(1.8) million, respectively, for the quarter ended June 30, 2017 and $4.9 million and $(1.9) million, respectively, for the quarter ended June 30, 2016. Total revenue and

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

net loss for the VIE were $15.7 million and $(4.4) million, respectively, for the six months ended June 30, 2017 and $11.0 million and $(3.5) million, respectively, for the six months ended June 30, 2016. The VIE’s total assets were $2.7 million and $2.9 million at June 30, 2017 and December 31, 2016, respectively. Total liabilities for the VIE were $32.1 million and $27.8 million at June 30, 2017 and December 31, 2016, respectively. The VIE’s total stockholders’ deficit was $29.4 million and $25.0 million at June 30, 2017 and December 31, 2016, respectively.

All intercompany transactions and balances have been eliminated.

The Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the quarter ended March 31, 2017 as described below. There have been no other changes to the significant accounting policies described in the Form 10-K that have had a material impact on the consolidated financial statements and related notes.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company has undergone a process of identifying the various types of revenue streams and has performed an initial evaluation of the components of the associated contractual arrangements. The Company will be assessing the impact of this standard on its revenue recognition policy and anticipates adopting the standard using the modified retrospective method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Business Acquisition

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
June 30, 2017
Client relationships	2 to 10 years	$22,581	$(8,295)	$14,286	7.9
Non-compete agreements	1.5 to 5 years	3,480	(2,743)	737	1.1
Trademarks	3 years	1,320	(507)	813	2.0
Patents	3 years	200	(39)	161	2.4
Internal-use software	3 to 5 years	9,262	(4,020)	5,242	2.4
Intangible assets, net		$36,843	$(15,604)	$21,239	6.1
December 31, 2016
Client relationships	2 to 10 years	$22,581	$(6,226)	$16,355	8.5
Non-compete agreements	1.5 to 5 years	3,480	(2,344)	1,136	1.6
Trademarks	3 years	1,320	(287)	1,033	2.4
Patents	3 years	200	(6)	194	2.9
Internal-use software	3 to 5 years	8,976	(2,819)	6,157	3.0
Intangible assets, net		$36,557	$(11,682)	$24,875	6.5

Amortization expense for intangible assets was $2.0 million and $1.0 million for the quarters ended June 30, 2017 and 2016, respectively and $3.9 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Beginning balance	$188,184	$56,342
Additions associated with the acquisition of HealthiestYou	-	131,842
Goodwill	$188,184	$188,184

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Professional fees	$885	$292
Consulting fees/provider fees	1,300	1,687
Legal fees	2,050	897
Interest payable	284	389
Marketing	87	142
Earnout and compensation	—	1,045
Deferred revenue	2,411	1,002
Other	2,667	2,527
Total	$9,684	$7,981

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$409,224	$—	$—	$409,224
Short-term marketable securities	$—	$31,070	$—	$31,070
Contingent liability (included in other liabilities)	$—	$—	$3,798	$3,798

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,015	$—	$—	$50,015
Short-term marketable securities	$—	$15,793	$—	$15,793
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,678	$3,678

There were no transfers  between fair value measurement levels during the six months ended June 30, 2017 and 2016.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2016	$3,678
Change in fair value	120
Fair value at June 30, 2017	$3,798

Note 8. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
SVB Mezzanine Term Loan	$25,000	$25,000
SVB Line of Credit Facility less debt discount of $50 and $66	17,440	17,424
Subordinated Promissory Note	—	2,000
Total	42,440	44,424
Less: current portion of Subordinated Promissory Note	—	(2,000)
Long term bank and other debt	$42,440	$42,424

Long term bank and other debt are stated at amortized cost, which approximates fair value.

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”), that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the Wall Street Journal (“WSJ”) Prime Rate with a WSJ Prime Rate floor of 3.75% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

The amended Line of Credit Facility provides for borrowings up to $25 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there is an additional $25 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carries interest at a rate of 0.50% above the WSJ Prime Rate and matures in July 2019. The Company incurred an initial $75,000 loan origination fee and is responsible for additional $75,000 in annual fees on the anniversary of the Line of Credit Facility. The Company will also be liable for a $50,000 loan arrangement fee if and when the Company utilizes the Uncommitted Incremental Facility.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that the 2014 Amended Term Loan Facility and Revolving Advance Facility were modified as part of the refinancing and as a result, less than $0.1 million of previous deferred loan costs will continue to be amortized to interest expense through July 2019.

On July 13, 2017, the Company repaid all the outstanding amounts under both of the SVB Line of Credit Facility and Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and final deferred origination fees of $1.7 million. See Note 13, “Subsequent Events”.

Effective with the purchase of AmeriDoc, LLC (“AmeriDoc”) in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carried interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million during 2016 and the remaining outstanding amount of $2.0 million was paid during the first quarter of 2017.

The Company was in compliance with all debt covenants at June 30, 2017 and December 31, 2016.

Note 9. Convertible Senior Notes

On June 27, 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2017. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

The 2022 Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to the Company’s liabilities that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their 2022 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding June 15, 2022 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2022 Notes Indenture) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or

•if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2022 Notes Indenture.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•On or after June 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The conversion rate for the 2022 Notes was initially, and remains, 22.7247 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $44.00 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects (or are deemed to have elected) to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period (as defined in the 2022 Notes Indenture).

The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after December 22, 2020 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2022 Note for redemption on or after December 22, 2020 will constitute a make-whole fundamental change with respect to that 2022 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the 2022 Notes Indenture.

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability, that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to June 15, 2022 (the first date on which the Company may be required to repurchase the 2022 Notes at the option of the holder). The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes is $62.4 million, net of debt issuance costs and is recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet.

In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2022 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five and a half year term of the 2022 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.

The 2022 Notes consist of the following (in thousands):

As of June 30,
Liability component	2017
Principal	$275,000
Less: Debt issuance costs, net (1)	(73,605)
Net carrying amount	$201,395

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $290 million as of June 30, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2017, the remaining contractual life of the 2022 Notes is approximately 5.5 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

Six Months Ended June 30,
2017
Contractual interest expense	$68
Amortization of debt discount	77
Total	$145
Effective interest rate of the liability component	10.0%

Note 10. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At June 30, 2017, the Company was party to the following legal proceedings:

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

Business in the State of Texas accounted for approximately $8.5 million, or 10%  and $15.1 million or 12% of the Company’s consolidated revenue for the six months ended June  30, 2017 and for the year ended December 31, 2016, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

Other than as stated the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accruals for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June  30, 2017, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

believe that at June  30, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

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

On December 9, 2016, the Company issued an aggregate of 107,931 shares of common stock resulting from an SVB affiliate’s cashless exercise of 399,347 of these warrants at an exercise price of $13.50 per share.

On January 31, 2017, the Company issued an aggregate of 138,903 shares of common stock resulting from an SVB affiliate’s cashless exercise of the remaining 399,347 of these warrants at an exercise price of $13.50 per share.

The Company had no warrants outstanding as of June 30, 2017 and 399,347 warrants outstanding as of December 31, 2016.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public enterprise, pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuations. Subsequent to becoming a public enterprise, options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2016	343,216	6,839,868	$11.70	8.64	$36,795
Increase in Plan authorized shares	3,676,722	—	$—	—	$—
Restricted Stock Units granted	(144,618)	—	$—	—	$—
Stock option grants	(2,979,721)	2,979,721	$22.52	—	$—
Stock options exercised	—	(479,339)	$9.01	—	$8,810
Stock options forfeited	519,361	(519,361)	$16.25	—	$3,377
Balance at June 30, 2017	1,414,960	8,820,889	$15.24	8.65	$171,676
Vested or expected to vest June 30, 2017		8,820,889	$15.24	8.65	$171,676
Exercisable as of June 30, 2017		2,166,249	$8.13	7.33	$57,552

The total grant‑date fair value of stock options granted during the quarter and six months ended June 30, 2017 were $6.4 million and $36.3 million, respectively.

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

Risk‑Free Interest Rate.  The risk‑free interest rate is based on U.S. Treasury zero‑coupon issues with terms similar to the expected term on the options.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2017	2016
Volatility	45.8% – 47.7%	44.7% – 46.0%
Expected life (in years)	6.1	6.0
Risk-free interest rate	1.81% - 2.30%	1.24% - 1.91%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$22.52	$5.71

For the quarter ended June 30, 2017 and 2016, the Company recorded compensation expense related to stock options granted of $4.3 million and $1.6 million, respectively, and $7.2 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company had $54.7 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.3 years.

Restricted Stock Units

In May 2017, the Company commenced issuing Restricted Stock Units (“RSU’s”) to certain employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSU’s is determined on the date of grant.  On a monthly basis, the Company will record compensation expense in the income statement on a straight-line basis over the vesting period and will also record a corresponding credit to unearned compensation. The vesting period for employees and members of the Board of Directors is four years and one year, respectively.

Activity under the RSU’s is as follows (in thousands, except share and per share amounts and years):

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Outstanding at beginning of period	—	$—
Granted	144,618	$30.63
Outstanding at June 30, 2017	144,618	$30.63
Vested and deferred at June 30, 2017	—	$—
Non-vested at June 30, 2017	144,618	$30.63

The total grant‑date fair value of RSU’s granted during the quarter and six months ended June 30, 2017 was $4.4 million.

For both of the quarter and six months ended June 30, 2017, the Company recorded stock based compensation expense related to the RSU’s of $0.1 million. There was no charge for the quarter and six months ended June 30, 2016.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 8, 2017, the Company issued 90,968 shares under the ESPP and the Company had not issued any shares under the ESPP as of December 31, 2016. 367,056 shares remained available for issuance as of June 30, 2017.

For the quarter and six months ended June 30, 2017, the Company recorded stock-based compensation expense related to the ESPP of $0.1 million and $0.3 million, respectively, based on offerings made under the plan to-date, and there was no charge for the quarter and six months ended June 30, 2016.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Administrative and marketing	$280	$115	$483	$217
Sales	847	228	1,601	438
Technology and development	747	266	1,196	475
General and administrative	2,691	1,025	4,382	1,792
Total stock-based compensation expense	$4,565	$1,634	$7,662	$2,922

Note 12. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. Deferred tax provisions  were recognized for the quarter ended and six months ended June  30, 2017 and 2016, primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill.

Substantially all of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

Note 13. Subsequent Events

On July 13, 2017, the Company repaid all the outstanding amounts under both of the SVB Line of Credit Facility and Mezzanine Term Loan of $17.5 million and $25 million, respectively,  including early termination and final deferred origination fees of $1.7 million.

On July 14, 2017, the Company acquired Best Doctors, a medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues. The purchase price was $440 million consisting of $375 million of cash and 1.9 million shares of Teladoc’s common stock valued at approximately $65 million on July 14, 2017.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $10.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) and a $175.0 million senior secured term loan facility (the “New Term Loan Facility” and, together with the New Revolving Credit Facility, the “New Senior Secured Credit Facilities”). In addition to using the proceeds of the New Senior Secured Credit Facilities to consummate the Best Doctors acquisition, the Company used the proceeds for repayment of the SVB debt and may use a portion of the proceeds of the New Senior Secured Credit Facilities for working capital purposes or other general corporate purposes.

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

Overview

We are the nation’s first and largest telehealth platform, delivering on-demand healthcare anytime, anywhere, via mobile devices, the internet, video and phone. Our solution connects consumers, or our Members, with our over 3,000 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases from acute diagnoses such as upper respiratory infection, urinary tract infection and sinusitis to dermatological conditions, anxiety and smoking cessation. Over 20 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 694,000 telehealth visits in the first six months of 2017 and approximately 952,000 telehealth visits for the full year of 2016. Membership increased by approximately 5.0 million members from June  30, 2016 through June  30, 2017.

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

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth visit basis, through a visit fee. Subscription access fees are paid by our Clients on behalf of their employees, dependents, beneficiaries or themselves, while visit fees are paid by either Clients or Members. We generated $44.6 million and $26.5 million in revenue for the quarters ended June  30, 2017 and 2016, respectively, representing 68% year-over-year growth and $87.5 million and $53.4 million in revenue for the six months ended June 30, 2017 and 2016, respectively, representing 64% year-over-year growth. We had net losses of $15.4 million and $14.9 million for the quarters ended June 30, 2017 and 2016, respectively and $31.1 million and $30.2 million for the six months ended June 30, 2017 and 2016, respectively. For the quarter ended June 30, 2017, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively and for the six months ended June 30, 2017, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended June  30,  2016, 81% and 19% of our revenue was derived from subscription access fees and visit fees, respectively and for the six months ended June 30, 2016, 79% and 21% of our revenue was derived from subscription access fees and visit fees, respectively.

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

On July 14, 2017, the Company acquired Best Doctors, the world’s leading expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues. The purchase price was $440 million consisting of $375 million of cash and 1.9 million shares of Teladoc’s common stock valued at approximately $65 million on July 14, 2017.  The Company is in the process of assessing the associated purchase accounting which will be recorded in the Company’s third quarter 2017 financial statements.

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

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences. Membership increased by approximately 5.0 million members from June  30, 2016 through June  30, 2017.

Number of Visits.  We also realize revenue in connection with the completion of a visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by approximately 110,000 for the quarter ended June  30, 2017 compared to the same period in 2016.

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

Components of Results of Operations

Revenue

We generate our revenue from our Clients who purchase access to our professional Provider network for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee as well as a visit fee for each completed visit, which is either paid to us by the Client, the Member or both parties. Accordingly, we generate subscription access revenue from our subscription access fees and visit revenue from our visit fees.

Subscription access revenue accounted for approximately 84% and 81% of our total revenue during the quarters ended June  30, 2017 and 2016, respectively and 82% and 79% of our total revenue during the six months ended June 30, 2017 and 2016, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

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

During the quarters and six months ended June  30, 2017 and 2016, substantially all of our revenue was generated by Clients located in the United States. No Client represented over 10% of revenues for the quarters and six months ended June  30, 2017 and 2016.

One client represented 12%  and 11% of accounts receivable at June  30, 2017 and December 31, 2016, respectively.

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

We expect our advertising and marketing expenses to increase for the foreseeable future as we continue to increase the size of our advertising and marketing operations including member engagement activities and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by promoting our brand through a variety of marketing and public relations activities.

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

Acquisition Related Costs

Acquisition related costs include legal, accounting, consultancy and certain non-recurring transaction costs related to mergers and acquisitions.

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

Income Tax Provision

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between the treatment of goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance for our deferred tax assets at June 30, 2017 and December 31, 2016, due to the uncertainty surrounding the future realization of such assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and six months ended June  30, 2017 and 2016 and the dollar and percentage change between the respective periods:

	Quarters Ended June 30,				Six Months Ended June 30,
	2017	2016			2017	2016
	$	$	Variance	%(a)	$	$	Variance	%(a)
Revenue	$44,591	$26,488	$18,103	68%	$87,489	$53,376	$34,113	64%
Cost of revenue	10,026	6,891	3,135	45%	22,165	14,834	7,331	49%
Gross profit	34,565	19,597	14,968	76%	65,324	38,542	26,782	69%
Operating expenses:
Advertising and marketing	12,278	7,804	4,474	57%	24,894	15,854	9,040	57%
Sales	7,324	5,860	1,464	25%	15,312	11,130	4,182	38%
Technology and development	7,537	4,829	2,708	56%	14,049	10,054	3,995	40%
Legal	277	1,193	(916)	-77%	620	2,315	(1,695)	-73%
Regulatory	987	772	215	28%	1,994	1,620	374	23%
Acquisition related costs	2,113	763	1,350	177%	2,113	763	1,350	177%
General and administrative	15,873	11,280	4,593	41%	30,361	22,917	7,444	32%
Depreciation and amortization	2,668	1,558	1,110	71%	5,275	3,066	2,209	72%
Loss from operations	(14,492)	(14,462)	(30)	0%	(29,294)	(29,177)	(117)	0%
Interest expense, net	774	407	367	90%	1,476	834	642	77%
Net loss before taxes	(15,266)	(14,869)	(397)	3%	(30,770)	(30,011)	(759)	3%
Income tax provision	149	10	139	1336%	299	172	127	74%
Net loss	$(15,415)	$(14,879)	$(536)	4%	$(31,069)	$(30,183)	$(886)	3%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBTIDA and Adjusted EBITDA for the quarters and six months ended June  30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(15,415)	$(14,879)	$(31,069)	$(30,183)
Add:
Interest expense, net	774	407	1,476	834
Income tax provision	149	10	299	172
Depreciation expense	696	490	1,354	936
Amortization expense	1,972	1,069	3,921	2,130
EBITDA(1)	(11,824)	(12,903)	(24,019)	(26,111)
Stock-based compensation	4,565	1,633	7,662	2,922
Acquisition related costs	2,113	763	2,113	763
Adjusted EBITDA(1)	$(5,146)	$(10,507)	$(14,244)	$(22,426)

(1)	Non-GAAP Financial Measures:

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

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization, stock-based compensation and acquisition related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

Consolidated Results of Operations Discussion

We completed our acquisition of HealthiestYou on July 1, 2016. The results of operations of HealthiestYou have been included in our unaudited consolidated financial statements included in this Quarterly Report since completion of the acquisition.

Revenue.  Total revenue was $44.6 million for the quarter ended June  30, 2017, compared to $26.5 million during the quarter ended June  30, 2016, an increase of $18.1 million, or 68%. Total revenue was $87.5 million for the six months ended June 30, 2017, compared to $53.4 million during the six months ended June 30, 2016, an increase of $34.1 million, or 64%. The increase in revenue for both periods was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees in addition to the acquisition of HealthiestYou. The increase in subscription access fees was due to the addition of new Clients, as the number of Members increased by 33% from June  30, 2016 to June  30, 2017. We completed approximately 309,000 visits, representing $7.1 million of visit fees for the quarter ended June  30, 2017, compared to approximately 199,000 visits, representing $4.9 million of visit fees during the quarter ended June  30, 2016, an increase of $2.2 million, or 44%. We also completed approximately 694,000 visits, representing $15.7 million of visit fees for the six months ended June 30, 2017, compared to approximately 439,000 visits, representing $11.1 million of visit fees during the six months ended June 30, 2016, an increase of $4.6 million, or 41%.

Cost of Revenue.  Cost of revenue was $10.0 million for the quarter ended June  30, 2017 compared to $6.9 million for the quarter ended June  30, 2016, an increase of $3.1 million, or 45%. Cost of revenue was $22.2 million for the six months ended June 30, 2017 compared to $14.8 million for the six months ended June 30, 2016, an increase of $7.4 million, or 49%. The increase in both periods was primarily due to increased telehealth visits resulting in increased provider fees and increased physician network operation center costs.

Gross Profit.  Gross profit was $34.6 million, or 77% as a percentage of revenue, for the quarter ended June  30, 2017 compared to $19.6 million, or 74%, as a percentage of revenue, for the quarter ended June  30, 2016, an increase of $15.0 million, or 76%. Gross profit was $65.3 million, or 75% as a percentage of revenue, for the six months ended June 30, 2017 compared to $38.5 million, or 72%, as a percentage of revenue, for the six months ended June 30, 2016, an increase of $26.8 million, or 69%. The increase in both periods reflects the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $12.3 million for the quarter ended June  30, 2017 compared to $7.8 million for the quarter ended June  30, 2016, an increase of $4.5 million, or 57%. This increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $3.7 million, increased staffing of $0.7 million and other expenses of $0.1 million. Advertising and marketing expenses were $24.9 million for the six months ended June 30, 2017 compared to $15.9 million for the six months ended June 30, 2016, an increase of $9.0 million, or 57%. This increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $7.5 million, increased staffing of $1.2 million and other expenses of $0.3 million.

Sales Expenses.  Sales expenses were $7.3 million for the quarter ended June  30, 2017 compared to $5.9 million for the quarter ended June  30, 2016, an increase of $1.4 million, or 25%. This increase primarily consisted of increased staffing and sales commissions of $1.4 million and an increase to other sales expenses of $0.1 million. Sales expenses were $15.3 million for the six months ended June 30, 2017 compared to $11.1 million for the six months ended

June 30, 2016, an increase of $4.2 million, or 38%. This increase primarily consisted of increased staffing and sales commissions of $4.0 million and an increase to other sales expenses of $0.2 million.

Technology and Development Expenses.  Technology and development expenses were $7.5 million for the quarter ended June  30, 2017 compared to $4.8 million for the quarter ended June  30, 2016, an increase of $2.7 million, or 56%. This increase resulted primarily from hiring additional personnel totaling $2.1 million and technology and development expense of $0.6 million. Technology and development expenses were $14.1 million for the six months ended June 30, 2017 compared to $10.1 million for the six months ended June 30, 2016, an increase of $4.0 million, or 40%. This increase resulted primarily from hiring additional personnel totaling $3.1 million and technology and development expense of $0.9 million.

Legal Expenses.  Legal expenses were $0.3 million for the quarter ended June 30, 2017 compared to $1.2 million for the quarter ended June 30, 2016, a decrease of $0.9 million, or 77%. Legal expenses were $0.6 million for the six months ended June 30, 2017 compared to $2.3 million for the six months ended June 30, 2016, a decrease of $1.7 million, or 73%. The decrease in both periods resulted primarily from lower legal fees incurred in connection with the Company’s legal actions in Texas.

Regulatory Expenses.  Regulatory expenses were $1.0 million for the quarter ended June 30, 2017 compared to $0.8 million for the quarter ended June 30, 2016, an increase of $0.2 million, or 28%. Regulatory expenses were $2.0 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016, an increase of $0.4 million, or 23%. This increase resulted primarily from the increased activities required in connection with the Company’s legal efforts in Texas and certain other states.

Acquisition Related Costs.  Acquisition related costs were $2.1 million for the quarter ended June 30, 2017 compared to $0.8 million for the quarter ended June 30, 2016, an increase of $1.3 million. Acquisition related costs were $2.1 million for the six months ended June 30, 2017 compared to $0.8 million for the six months ended June 30, 2016, an increase of $1.3 million. The increase for both 2017 periods resulted from activities incurred in connection with the July 2017 acquisition of Best Doctors.

General and Administrative Expenses.  General and administrative expenses were $15.9 million for the quarter ended June  30, 2017 compared to $11.3 million for the quarter ended June  30, 2016, an increase of $4.6 million, or 41%. This increase was driven primarily by an increase in employee-related expenses of approximately $2.7 million resulting from growth in total employee headcount to 672 at June  30, 2017 as compared to 577 at June  30, 2016. Other expenses, which include office-related charges and bank charges, increased by $1.9 million for the quarter ended June  30, 2017 as compared to June  30, 2016, to support the growth of our business. General and administrative expenses were $30.4 million for the six months ended June 30, 2017 compared to $22.9 million for the six months ended June 30, 2016, an increase of $7.4 million, or 32%. This increase was driven primarily by an increase in employee-related expenses of approximately $4.9 million resulting from growth in total employee headcount to 672 at June 30, 2017 as compared to 577 at June 30, 2016. Other expenses, which include office-related charges and bank charges, increased by $2.5 million for the six months ended June 30, 2017 as compared to June 30, 2016 to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $2.7 million for the quarter ended June  30, 2017 compared to $1.6 million for the quarter ended June  30, 2016, an increase of $1.1 million, or 71%. Depreciation and amortization was $5.3 million for the six months ended June 30, 2017 compared to $3.1 million for the six months ended June 30, 2016, an increase of $2.2 million, or 72%. The increase in both periods was due to additional amortization expenses primarily related to acquisition-related intangible assets that grew from $21.5 million at June  30, 2016 to $36.8 million at June  30, 2017 and an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $9.1 million at June  30, 2016 to $13.0 million at June  30, 2017.

Interest Expense, Net.  Interest expense, net consists of interest costs associated with our bank and other debt and interest income from short-term marketable securities. Interest expense, net was $0.8 million for the quarter ended June 30, 2017 compared to $0.4 million for the quarter ended June 30, 2016. Interest expense, net was $1.5 million for the six months ended June 30, 2017 compared to $0.8 million for the six months ended June 30, 2016. The increase in net interest expense in both periods reflects higher outstanding debt and costs associated with the July 2016 re-financing.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended
	June 30,
	2017	2016
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(15,421)	$(28,934)
Net cash (used in) provided by investing activities	(16,861)	24,125
Net cash provided by financing activities	391,491	5,524
Total	$359,209	$715

Since our inception, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

In June 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022. The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2017. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

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

Our principal sources of liquidity are cash and cash equivalents totaling $409.2 million as of June  30, 2017. A portion of the cash and cash equivalents was utilized for the July 2017 acquisition of Best Doctors and the payments of SVB indebtedness and the remaining was for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities.

Cash Used in Operating Activities

For the six months ended June  30, 2017, cash used in operating activities was $15.4 million. The negative cash flows resulted primarily from our net loss of $31.1 million, partially offset by depreciation and amortization of $5.3 million, allowance for doubtful accounts of $0.8 million, stock-based compensation of $7.7 million, deferred income tax of $0.3 million as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $1.6 million, all of which was used to support the growth of the business.

For the six months ended June  30, 2016, cash used in operating activities was $28.9 million. The negative cash flows resulted primarily from our net loss of $30.2 million, partially offset by depreciation and amortization of $3.1 million, allowance for doubtful accounts of $1.4 million, stock-based compensation of $2.9 million, deferred income tax of $0.2 million as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $6.3 million, all of which was used to support the growth of the business.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $16.9 million for the six months ended June  30, 2017. Cash used in investing activities consisted of purchases and maturities of short-term marketable securities of $15.3 million, net of sales as well as purchases of property and equipment totaling $1.3 million and investments in internally developed capitalized software of $0.3 million.

Cash provided by investing activities was $24.1 million for the six months ended June  30, 2016. Cash provided by investing activities consisted of maturities and purchases of short-term marketable securities of $25.6 million, net of sales, offset by purchases of property and equipment totaling $0.8 million and investments in internally developed capitalized software of $0.7 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June  30,  2017 was $391.5 million. Cash provided by financing activities consisted of $263.7 million of net cash proceeds from the issuance of convertible senior notes, $123.9 million of net cash proceeds from our Follow-Up Offering in January 2017, $4.3 million of proceeds from the exercise of employee stock options, $1.3 million of proceeds from employee stock purchase plan and $0.3 million of tax withholding for options exercised, offset by the repayment of $2.0 million under the Amended and Restated Subordinated Promissory Note.

Cash provided by financing activities for the six months ended June  30, 2016 was $5.5 million. Cash provided by financing activities consisted of proceeds from the exercise of employee stock options of $0.6 million and $5.5 million borrowed under the Revolving Advance Facility, offset by the repayment of $0.6 million under the Amended Term Loan Facility.

Looking Forward

As a result of our January 2017 Follow-On Offering, we received $123.9 million of net cash proceeds. Additionally in June 2017, we issued Convertible Senior Notes with net proceeds of $263.7 million and in July 2017, we entered into New Senior Secured Credit Facilities with net proceeds of $166.8 million.  In July 2017, we acquired Best Doctors for approximately $375 million in cash and we paid down the entire SVB Facilities plus other deal related costs amounting to approximately $60 million. We expect cash and cash equivalents to over $150 million at July 31, 2017. Currently, we anticipate negative Adjusted EBITDA results for 2017.

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

2016 Shelf Registration Statement

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016, the “ 2016 Shelf”. Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of common stock eligible for resale by certain existing shareholders.

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

Indebtedness

In June 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2017. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

The 2022 Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to the Company’s liabilities that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their 2022 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding June 15, 2022 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2022 Notes Indenture) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or

•if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2022 Notes Indenture.

•on or after June 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The conversion rate for the 2022 Notes was initially, and remains, 22.7247 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $44.00 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects (or are deemed to have elected) to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period (as defined in the 2022 Notes Indenture).

 The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after December 22, 2020 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2022 Note for redemption on or after December 22, 2020 will constitute a make-whole fundamental change with respect to that 2022 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the 2022 Notes Indenture.

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes is $62.4 million, net of debt issuance costs and is recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet. 8.1 million shares of common stock are reserved for the 2022 Notes.

The fair value of the 2022 Notes was approximately $290 million as of June 30, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2017, the remaining contractual life of the 2022 Notes is approximately 5.5 years.

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with SVB, that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carries interest at a rate of 6.25% above the WSJ Prime Rate with a WSJ Prime Rate floor of 3.75% and matures in July 2019. Interest payments are payable monthly in arrears. The Company incurred a $250,000 loan origination fee and will be liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants are immediately exercisable and have a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan has been used to fund the expansion of the Company’s business.

The amended Line of Credit Facility provides for borrowings up to $25 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there is an additional $25 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carries interest at a rate of 0.50% above the WSJ Prime Rate and matures in July 2019. The Company incurred an initial $75,000 loan origination fee and is responsible for additional $75,000 in annual fees on the anniversary of the Line of Credit Facility. The Company will also be liable for a $50,000 loan arrangement fee if and when the Company utilizes the Uncommitted Incremental Facility.

The Company determined that the original Amended Term Loan Facility and Revolving Advance Facility were modified as part of the refinancing and as a result, less than $0.1 million of previous deferred loan costs will continue to be amortized to interest expense through July 2019.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into New Senior Secured Credit Facilities with a $10.0 million New Revolving Credit Facility and a $175.0 million New Term Loan Facility.

Effective with the purchase of AmeriDoc in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller of AmeriDoc on April 30, 2015. The Subordinated Promissory Note carried interest at a rate of 10.00% annual interest and is subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Subordinated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million during 2016 and the remaining outstanding amount of $2.0 million was paid during the first quarter of 2017.

The Company was in compliance with all debt covenants at June  30, 2017 and December 31, 2016.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June  30, 2017:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$12,768	$2,314	$3,382	$3,188	$3,884
Obligations under SVB Facilities	42,490	—	42,490	—	—
Interest associated with SVB Facilities	7,016	3,456	3,560	—	—
Total	$62,274	$5,770	$49,432	$3,188	$3,884

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have floating rate debt with our Term Loan facility and Revolving Advance facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan facility and Revolving Advance facility as of June  30, 2017, which are subject to variable interest rates based on the prime rate, would yield a change of approximately $106,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June  30, 2017.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June  30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business in the State of Texas accounted for approximately $8.5 million, or 10% and $15.1 million, or 12%, of the Company’s consolidated revenue for the six months ended June  30, 2017 and during the year ended December 31, 2016, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

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

TELADOC, INC.

Date: August 2, 2017	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	President and Chief Executive Officer

Date: August 2, 2017	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Amended and Plan of Merger, dated as of June 29, 2016, by and among Teladoc, Inc., Copper Acquisition Sub One, Inc., Copper Acquisition Sub Two, Inc., HY Holdings, Inc. and Frontier Fund IV, L.P., as stockholder representative.	8-K	001-37477	2.1	7/06/16

2.2	Agreement and Plan of Merger, dated as of June 19, 2017, by and among Teladoc, Inc., Barolo Acquisition Corp., Best Doctors Holdings, Inc., Shareholder Representative Services LLC, as stockholder representative, BBH Capital Partners IV, L.P. and BBH Capital Partners QP IV, L.P.	8-K	001-37477	2.1	6/20/17
2.3	Amendment to Agreement and Plan of Merger, dated as of July 14, 2017, by and among Teladoc, Inc., Best Doctors Holdings, Inc. and Shareholder Representative Services LLC, as stockholder representative	8-K	001-37477	2.1	7/18/17
3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Second Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	5/31/17

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17
4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17
10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program.	10-Q	001-37477	10.7	8/12/15

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

10.11	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn	8-K	001-37477	10.1	12/30/16

10.12	Teladoc, Inc. 2017 Inducement Award Plan	S-8	333-219275	99.3	7/14/17

10.13	Form of Stock Option Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.17	3/01/17

10.14	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.18	3/01/17

10.15	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.19	3/01/17

10.16	Debt Commitment Letter, dated June 20, 2017, by and among Teladoc, Inc., Jefferies Group LLC and Jefferies Finance LLC.	8-K	001-37477	10.1	6/21/17

10.17	Credit Agreement, dated as of July 14, 2017, by and among Teladoc, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17
21.1	Subsidiaries of the Registrant.	S-1/A	333-204577	21.1	7/01/15

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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