Form 10-Q
period 2017-09-30
Teladoc, Inc.
filed 2017-11-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October  30, 2017, the Registrant had 56,961,275 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2017

i

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$83,119	$50,015
Short-term marketable securities	89,758	15,793
Accounts receivable, net of allowance of $2,989 and $2,422, respectively	26,995	13,806
Prepaid expenses and other current assets	7,484	3,103
Total current assets	207,356	82,717
Property and equipment, net	9,627	7,479
Goodwill	498,549	188,184
Intangible assets, net	164,570	24,875
Other assets	822	415
Total assets	$880,924	$303,670
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,852	$2,236
Accrued expenses and other current liabilities	24,137	7,981
Accrued compensation	14,854	8,856
Other debt - current portion	—	2,000
Total current liabilities	40,843	21,073
Other liabilities	7,555	7,609
Deferred taxes	14,416	1,694
Long term bank and other debt, net	166,938	42,424
Convertible senior notes, net	204,393	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares and 75,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 56,908,305 shares and 46,201,563 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	57	46
Additional paid-in capital	710,010	435,551
Accumulated deficit	(267,194)	(204,726)
Accumulated other comprehensive income (loss)	3,906	(1)
Total stockholders’ equity	446,779	230,870
Total liabilities and stockholders’ equity	$880,924	$303,670

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$68,650	$32,381	$156,139	$85,757
Cost of revenue	16,742	7,112	38,907	21,946
Gross profit	51,908	25,269	117,232	63,811
Operating expenses:
Advertising and marketing	14,328	9,046	39,222	24,900
Sales	11,393	7,662	26,705	18,792
Technology and development	9,964	5,867	24,013	15,921
Legal	105	1,033	725	3,348
Regulatory	777	817	2,771	2,437
Acquisition and integration related costs	8,526	6,196	10,639	6,959
General and administrative	21,938	12,298	52,299	35,215
Depreciation and amortization	6,418	2,607	11,693	5,673
Loss from operations	(21,541)	(20,257)	(50,835)	(49,434)
Amortization of warrants and loss on extinguishment of debt	1,457	8,454	1,457	8,454
Interest expense, net	8,202	873	9,678	1,707
Net loss before taxes	(31,200)	(29,584)	(61,970)	(59,595)
Income tax provision	130	188	429	360
Net loss	$(31,330)	$(29,772)	$(62,399)	$(59,955)
Net loss per share, basic and diluted	$(0.55)	$(0.65)	$(1.15)	$(1.46)

Weighted-average shares used to compute basic and diluted net loss per share	56,493,054	45,860,269	54,435,343	41,071,474

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(31,330)	$(29,772)	$(62,399)	$(59,955)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities	(6)	(17)	(6)	50
Cumulative translation adjustment	3,913	—	3,913	—
Other comprehensive income (loss), net of tax	3,907	(17)	3,907	50
Comprehensive loss	$(27,423)	$(29,789)	$(58,492)	$(59,905)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2016	46,201,563	$46	$435,551	$(204,726)	$(1)	$230,870
Exercise of stock options	734,293	1	6,995	—	—	6,996
Exercise of warrants	138,903	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90,968	—	1,265	—	—	1,265
Issuance of common stock for the acquisition of Best Doctors	1,855,078	2	66,178	—	—	66,180
Equity component of Convertible Senior Notes, net of issuance costs	—	—	62,404	—	—	62,404
Stock-based compensation (1)	—	—	13,697	(69)	—	13,628
Follow-On Offering	7,887,500	8	123,920	—	—	123,928
Other comprehensive income, net of tax	—	—	—	—	3,907	3,907
Net loss	—	—	—	(62,399)	—	(62,399)
Balance as of September 30, 2017	56,908,305	$57	$710,010	$(267,194)	$3,906	$446,779

(1)	The $0.1 million adjustment to accumulated deficit represents the adoption of ASU 2016-09 for cumulative forfeitures expense. See Note 2 for additional information.

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(62,399)	$(59,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,693	5,673
Allowance for doubtful accounts	1,343	1,970
Stock-based compensation	13,628	5,198
Deferred income taxes	225	360
Accretion of interest	3,262	29
Amortization of warrants and loss on extinguishment of debt	1,457	7,717
Changes in operating assets and liabilities:
Accounts receivable	(3,186)	(1,515)
Prepaid expenses and other current assets	(2,717)	(1,116)
Other assets	(89)	(18)
Accounts payable	(782)	(2,265)
Accrued expenses and other current liabilities	9,432	(462)
Accrued compensation	967	23
Other liabilities	0	20
Net cash used in operating activities	(27,166)	(44,341)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(2,043)	(1,118)
Purchase of internal-use software	(1,473)	(852)
Purchase of marketable securities	(119,670)	(44,187)
Proceeds from marketable securities	45,820	95,604
Acquisition of business, net of cash acquired	(379,355)	(37,013)
Net cash (used in) provided by investing activities	(456,721)	12,434
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	6,996	2,209
Proceeds from issuance of convertible notes	263,722	—
Proceeds from borrowing under bank and other debt	166,679	29,490
Repayment of bank loan and other debt	(46,191)	(11,667)
Proceeds from issuance of common stock	123,928	250
Proceeds from employee stock purchase plan	1,265	—
Cash for withholding taxes on stock-based awards, net	495	591
Net cash provided by financing activities	516,894	20,873
Net increase (decrease) in cash and cash equivalents	33,007	(11,034)
Foreign exchange difference	97	—
Cash and cash equivalents at beginning of the period	50,015	55,066
Cash and cash equivalents at end of the period	$83,119	$44,032

Interest paid	$4,727	$1,734

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

On July 14, 2017, the Company completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), an expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues. See Note 3 “Business Acquisition”.

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

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarters and nine months ended September 30, 2017 are not necessarily indicative of results for the full 2017 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2016.

The unaudited consolidated financial statements include the results of Teladoc, its wholly owned subsidiaries, two professional associations and twenty two professional corporations and a service corporation (collectively, the “Association”).

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total revenue and net loss for the VIE were $6.9 million and $(1.3) million, respectively, for the quarter ended September 30, 2017 and $4.5 million and $(2.2) million, respectively, for the quarter ended September 30, 2016. Total revenue and net loss for the VIE were $22.6 million and $(5.7) million, respectively, for the nine months ended September 30, 2017 and $15.5 million and $(5.7) million, respectively, for the nine months ended September 30, 2016. The VIE’s total assets were $3.0 million and $2.9 million at September 30, 2017 and December 31, 2016, respectively. Total liabilities for the VIE were $33.8 million and $27.8 million at September 30, 2017 and December 31, 2016, respectively. The VIE’s total stockholders’ deficit was $30.7 million and $25.0 million at September 30, 2017 and December 31, 2016, respectively.

The functional currency for each of the Company’s foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate during the period. Cumulative translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States, which relate to Best Doctors, were  $8.7 million for the quarter and nine months ended September 30, 2017 and zero in 2016. Long-lived assets from foreign operations totaled $0.3 million as of September 30, 2017 and zero as of September 30, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company has undergone a process of identifying the various types of revenue streams and has performed an initial evaluation of the components of

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the associated contractual arrangements. As a result of the Best Doctors acquisition, the Company is in process of performing a similar assessment. The Company is assessing the impact of this standard on its revenue recognition policy and anticipates adopting the standard using the modified retrospective method.

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

Note 3. Business Acquisitions

On July 14, 2017, the Company completed the acquisition of Best Doctors through a merger in which Best Doctors became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $445.5 million, net of cash acquired of $13.7 million, which was comprised of 1,855,078 shares of Teladoc’s common stock valued at $66.2 million on July 14, 2017, and $375.0 million of cash, subject to post-closing working capital adjustments as defined in the merger agreement. The post-closing working capital adjustment was finalized in the amount of $4.3 million. Best Doctors provides technology innovations and services to help employers, health plans and provider organizations to ensure that their members combat medical uncertainty with access to the best medical minds. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs of the acquisition were $9.1 million and included transaction costs for investment bankers and other professional fees. The Company recorded $21.8 million of revenue and $1.1 million of net income from Best Doctors for the quarter and nine months ended September 30, 2017.

On July 1, 2016, the Company completed the acquisition of HealthiestYou through a merger in which HealthiestYou became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $151.5 million, which was comprised of 6,955,796 shares of Teladoc’s common stock valued at $108.3 million on July 1, 2016, and $43.2 million of cash, subject to post-closing working capital adjustments as defined in the merger agreement. The post-closing working capital adjustment was finalized in the amount of less than $0.1 million. HealthiestYou was a telehealth consumer engagement technology platform for the small to mid-sized employer market. Solutions provided by HealthiestYou included 24/7 access to telephone and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility and location information for wellness service providers. The acquisition was considered a stock acquisition for tax purposes and as such the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs of the acquisition were $6.9 million and included transaction costs for investment bankers and other professional fees as well as $5.7 million of contract termination costs for certain HealthiestYou third party providers. The contract termination costs of $5.7 million were previously accrued by HealthiestYou and reflected in HealthiestYou’s financial statements as of June 30, 2016, prior to the acquisition. These non-cash expenses are also reflected in the Company’s financial results in the quarter ended September 30, 2016 as the Company benefited from the termination of these contracts.

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

Identifiable assets acquired and liabilities assumed (in thousands):

	BestDoctors	HealthiestYou
Purchase price	$459,225	$151,484
Less:
Cash	13,690	6,204
Accounts receivable	11,205	1,184
Other assets	13,613	1,537
Client relationships	112,810	10,930
Non-compete agreements	-	70
Internal-use software	-	2,220
Trademarks	24,920	1,180
Accounts payable	(393)	(836)
Deferred taxes	(11,800)	—
Other liabilities	(12,337)	(2,847)
Goodwill	$307,517	$131,842

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the quarters ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016 below have been prepared as if Best Doctors and HealthiestYou had been purchased on January 1, 2016.

	Unaudited Pro Forma		Unaudited Pro Forma
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$72,562	$56,106	$217,506	$163,718
Net loss	$(31,281)	$(33,278)	$(65,532)	$(74,889)

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
September 30, 2017
Client relationships	2 to 10 years	$136,368	$(11,326)	$125,042	9.5
Non-compete agreements	1.5 to 5 years	3,480	(2,943)	537	0.9
Trademarks	3 to 15 years	26,456	(960)	25,496	14.4
Patents	3 years	200	(55)	145	2.2
Internal-use software	3 to 5 years	18,974	(5,624)	13,350	1.9
Intangible assets, net		$185,478	$(20,908)	$164,570	9.6
December 31, 2016
Client relationships	2 to 10 years	$22,581	$(6,226)	$16,355	8.5
Non-compete agreements	1.5 to 5 years	3,480	(2,344)	1,136	1.6
Trademarks	3 years	1,320	(287)	1,033	2.4
Patents	3 years	200	(6)	194	2.9
Internal-use software	3 to 5 years	8,976	(2,819)	6,157	3.0
Intangible assets, net		$36,557	$(11,682)	$24,875	6.5

Amortization expense for intangible assets was $5.3 million and $2.0 million for the quarters ended September 30, 2017 and 2016, respectively and $9.2 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 5. Goodwill

Goodwill consists of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Beginning balance	$188,184	$56,342
Additions associated with acquisitions	307,517	131,842
Cumulative translation adjustment	2,848	-
Goodwill	$498,549	$188,184

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Professional fees	$1,520	$293
Consulting fees/provider fees	3,233	1,687
Client performance guarantees	2,421	431
Legal fees	607	897
Interest payable	2,849	389
Marketing	2,149	142
Earnout and compensation	2,543	1,045
Printing and postage	844	—
Deferred revenue	3,522	1,002
Other	4,449	2,095
Total	$24,137	$7,981

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$68,137	$14,982	$—	$83,119
Short-term marketable securities	$—	$89,758	$—	$89,758
Contingent liability (included in other liabilities)	$—	$—	$3,991	$3,991

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,015	$—	$—	$50,015
Short-term marketable securities	$—	$15,793	$—	$15,793
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,678	$3,678

There were no transfers  between fair value measurement levels during the quarter and nine months ended September 30, 2017 and 2016.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2016	$3,678
Change in fair value	313
Fair value at September 30, 2017	$3,991

Note 8. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Senior Secured Term Loan, less debt discount of $8,062	$166,938	$—
SVB Mezzanine Term Loan	—	25,000
SVB Line of Credit Facility less debt discount of $66	—	17,424
Subordinated Promissory Note	—	2,000
Total	166,938	44,424
Less: current portion of Subordinated Promissory Note	—	(2,000)
Long term bank and other debt	$166,938	$42,424

Long term bank and other debt are stated at amortized cost, which approximates fair value.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Senior Secured Credit Facilities”) pursuant to a credit agreement by and among the Company, the lenders party thereto from time to time and Jefferies Finance LLC, as administrative agent and collateral agent. The New Term Loan Facility has been used to fund the expansion of the Company’s business and the New Revolving Credit Facility is available for working capital and other general corporate purposes.

The New Term Loan Facility carries interest at a rate of 7.25% above fixed 90 days Libor of 1.24% (or 8.49%) and matures in July 2022. Interest payments are payable monthly in arrears. The New Revolving Credit Facility carries interest at a rate of 7.25% above fixed 90- days Libor of 1.24% and matures in July 2020. The Company is also required to pay a commitment fee on the average daily unused portion of the New Revolving Credit Facility at 0.50%. The Company incurred expenses of $8.3 million in conjunction with obtaining the New Senior Secured Credit Facilities.

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”), that provided for a $25 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carried interest at a rate of 6.25% above the Wall Street Journal (“WSJ”) Prime Rate with a WSJ Prime Rate floor of 3.75% and matured  in July 2019. Interest payments were payable monthly in arrears. The Company incurred a $250,000 loan origination fee and was liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants were immediately exercisable and had a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan had been used to fund the expansion of the Company’s business.

The amended Line of Credit Facility provided for borrowings up to $25 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there was an additional $25 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carried interest at a rate of 0.50% above the WSJ Prime Rate and matured in July 2019. The Company incurred an initial $75,000 loan origination fee and is responsible for additional $75,000 in annual fees on the anniversary of the Line of Credit Facility. The Company was also liable for a $50,000 loan arrangement fee if and when the Company utilized the Uncommitted Incremental Facility.

On July 13, 2017, the Company repaid and extinguished all the outstanding amounts under both of the SVB Line of Credit Facility and Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and final deferred origination fees of $1.7 million and recorded a one-time charge reflected on the consolidated statements of operations as amortization of warrants and loss on extinguishment of debt.

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

The Company was in compliance with all debt covenants at September 30, 2017 and December 31, 2016.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to June 15, 2022 (the first date on which the Company may be required to repurchase the 2022 Notes at the option of the holder). The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes was  $62.4 million, net of issuance costs which was recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet.

In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2022 Notes based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the five and a half year term of the 2022 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2022 Notes consist of the following (in thousands):

As of September 30,
Liability component	2017
Principal	$275,000
Less: Debt issuance costs, net (1)	(70,607)
Net carrying amount	$204,393

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $298 million as of September 30, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2017, the remaining contractual life of the 2022 Notes is approximately 4.8 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

Nine Months Ended September 30,
2017
Contractual interest expense	$2,147
Amortization of debt discount	3,075
Total	$5,222
Effective interest rate of the liability component	10.0%

Note 10. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At September 30, 2017, the Company was party to the following legal proceedings:

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board (the ‘‘TMB’’) in the United States District Court for the Western District of Texas, Austin Division (the “District Court”) alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendment, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and voluntarily withdrawn by the TMB on October 17, 2016. On November 2, 2016, the District Court granted the parties’ joint motion to stay the trial case through April 19, 2017. On April 10, 2017, the District Court granted the parties’ joint motion to stay the trial case through September 1, 2017. On September 7, 2017, the District Court granted the parties’ joint motion to stay the trial case through November 30, 2017. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $12.4 million, or 8%  and $15.1 million or 12% of the Company’s consolidated revenue for the nine months ended September  30, 2017 and for the year ended December 31, 2016, respectively. If the TMB’s proposed rule amendments go into effect as written and Teladoc is unable to adapt its business model in compliance with the revised rules, its ability to operate its business in the State of Texas could be

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

Other than as stated the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accruals for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September  30, 2017, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at September  30, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

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

The Company had no warrants outstanding as of September 30, 2017 and 399,347 warrants outstanding as of December 31, 2016.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public enterprise and pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuations. Subsequent to becoming a public enterprise, options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2016	343,216	6,839,868	$11.70	8.64	$36,795
Increase in Plan authorized shares	4,176,722	—	$—	—	$—
Restricted stock units granted	(342,524)	—	$—	—	$—
Stock option grants	(3,671,073)	3,671,073	$25.02	—	$—
Stock options exercised	—	(734,293)	$9.53	—	$14,301
Stock options forfeited	687,375	(681,759)	$16.84	—	$5,647
Balance at September 30, 2017	1,193,716	9,094,889	$16.87	8.50	$149,973
Vested or expected to vest at September 30, 2017		9,094,889	$16.87	8.50	$149,973
Exercisable at September 30, 2017		2,348,722	$8.86	7.16	$57,048

The total grant‑date fair value of stock options granted during the quarter and nine months ended September 30, 2017 were $18.5 million and $54.8 million, respectively.

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

Expected Term.  The expected term represents the period that the stock‑based awards are expected to be outstanding. When establishing the expected term assumption, the Company utilizes historical data.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero.

Forfeiture rate.  Prior to 2017, the Company used historical data to estimate pre‑ vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest. On January 1, 2017, the Company adopted ASU 2016-09 and elected to account for stock option forfeitures as they occur which resulted in a cumulative effect adjustment of $0.1 million recorded to accumulated deficit and additional paid-in capital.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2017	2016
Volatility	45.1% – 47.7%	44.7% – 46.3%
Expected life (in years)	6.1	6.0
Risk-free interest rate	1.81% - 2.30%	1.09% - 1.91%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$11.83	$6.27

For the quarter ended September 30, 2017 and 2016, the Company recorded compensation expense related to stock options granted of $5.0 million and $2.2 million, respectively, and $12.2 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company had $55.8 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.1 years.

Restricted Stock Units

In May 2017, the Company commenced issuing Restricted Stock Units (“RSU’s”) to certain employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSU’s is determined on the date of grant.  On a monthly basis, the Company will record compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period.  The vesting period for employees and members of the Board of Directors is four years and one year, respectively.

Activity under the RSU’s is as follows (in thousands, except share and per share amounts and years):

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2016	—	$—
Granted	342,524	$33.19
Cancelled/Forfeited	(5,616)	$30.50
Balance at September 30, 2017	336,908	$33.23
Vested and deferred at September 30, 2017	—	$—
Non-vested at September 30, 2017	336,908	$33.23

The total grant‑date fair value of RSU’s granted during the quarter and nine months ended September 30, 2017 were $6.9 million and $11.3 million, respectively.

For both of the quarter and nine months ended September 30, 2017, the Company recorded stock based compensation expense related to the RSU’s of $0.8 million and $0.9 million, respectively. There was no charge for the quarter and nine months ended September 30, 2016.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 551,641 shares of common stock were reserved for issuance under this plan as of September 30, 2017. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

On May 8, 2017, the Company issued 90,968 shares under the ESPP and the Company had not issued any shares under the ESPP as of December 31, 2016. 460,673 shares remained available for issuance as of September 30, 2017.

For the quarter ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the ESPP of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the ESPP of $0.5 million and $0.1 million, respectively, based on offerings made under the plan to-date.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Administrative and marketing	$315	$132	$798	$348
Sales	1,293	355	2,894	794
Technology and development	852	322	2,048	797
General and administrative	3,506	1,356	7,888	3,148
Total stock-based compensation expense	$5,966	$2,165	$13,628	$5,087

Note 12. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter and nine months ended September 30, 2017, the income tax provision was recognized for timing differences with respect to the treatment of the amortization of tax deductible goodwill as well as foreign related income partially offset by a tax benefit associated with the expiration of a statute of limitations. Income tax provisions recognized for the quarter ended and nine months ended September  30, 2016, were primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. A majority of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

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

•	ongoing legal challenges to or new state actions against our business model;

•	our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	our ability to operate in the heavily regulated healthcare industry;

•	our history of net losses and accumulated deficit;

•	the impact of recent healthcare reform legislation and other changes in the healthcare industry;

•	risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	our ability to establish and maintain strategic relationships with third parties;

•	risks specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

•	our ability to recruit and retain a network of qualified Providers;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	rapid technological change in the telehealth market;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Form 10-Q; and

•	other factors beyond our control.

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

Overview

We are the largest and most trusted telehealth provider in the world. Recognized by MIT Technology Review as one of the “50 Smartest Companies”, we are forging a new healthcare experience with better convenience, outcomes and value. We provide virtual access to high quality care and expertise, with a portfolio of services and solutions covering 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By marrying the latest in data and analytics with an award-winning user experience and a  highly flexible technology platform, we have delivered millions of medical visits to patients around the globe. Over 22 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. We completed approximately 1,000,000 telehealth visits in the first nine months of 2017 and approximately 952,000 telehealth visits for the full year of 2016. Paid membership increased by approximately 5.6 million members from September 30, 2016 through September 30, 2017 including the impact from Best Doctors.

On July 14, 2017, we completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), an expert medical consultation company. Best Doctors provides technology innovations and services to help employers, health plans and provider organizations to improve health outcomes for the most complex, critical and costly medical issues.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans, provider organization, insurance and financial services companies and consumers (our “Clients”) purchase our solution to reduce their healthcare spending, or to provide a market differentiating service as a complement to their core set of consumer service offerings, while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals (our “Providers”) as well as our medical experts have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which has exceeded 90% over the last eight years. We further believe any consumer, employer, health plan or provider, insurance and financial service companies interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth general medical visit basis, through a visit fee. Certain of our Client contracts generate revenue for expert second opinions on a per case basis. Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries or themselves, while general medical and other specialty visit fees are paid by either Clients or Members.

We generated $68.7 million, including $21.8 million from Best Doctors and $32.4 million in revenue for the quarters ended September 30, 2017 and 2016, respectively, representing 112% year-over-year growth. Excluding the impact from Best Doctors our organic growth rate was 45%. We generated  $156.1 million, including $21.8 million from Best Doctors and $85.8 million in revenue for the nine months ended September 30, 2017 and 2016, respectively, representing 82% year-over-year growth. Excluding the impact from Best Doctors our organic growth rate was 57%. We had net losses of $31.3 million and $29.8 million for the quarters ended September 30, 2017 and 2016, respectively and $62.4 million and $60.0 million for the nine months ended September 30, 2017 and 2016, respectively. For the quarter ended September 30, 2017, 87% and 13% of our revenue was derived from subscription access fees and visit fees, respectively and for the nine months ended September 30, 2017, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended September 30, 2016, 86% and 14% of our revenue was derived from subscription access fees and visit fees, respectively and for the nine months ended September 30, 2016, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively.

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

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offerings.

On July 14, 2017, we completed our acquisition of Best Doctors, for aggregate consideration of $445.5 million, comprised of $379.4 million of cash and $66.2 million of our common stock (or 1,855,078 shares), net of cash acquired.  Best Doctors is the world’s leading expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues.

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

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member experiences. Paid membership increased by approximately 5.6 million members from September 30, 2016 through September 30, 2017, including approximately 2.8 million members from the acquisition of Best Doctors.

Number of Visits.  We also recognize revenue in connection with the completion of a general medical visit, expert second opinion and other specialty visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and further penetration into existing and sales to new health plan clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by approximately 103,000 for the quarter ended September 30, 2017 compared to the same period in 2016.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of general medical visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our Provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2016 filed with the SEC.

Components of Results of Operations

Revenue

We generate our revenue from our Clients who purchase access to our professional Provider network or our medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee as well as contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert second opinion on a per case basis. Accordingly, we generate subscription access revenue from our subscription access fees and visit revenue from our general medical, expert second opinion and other specialty visit fees.

Subscription access revenue accounted for approximately 87% and 86% of our total revenue during the quarters ended September 30, 2017 and 2016, respectively and 84% and 82% of our total revenue during the nine months ended September 30, 2017 and 2016, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue for general medical, expert second opinion and other specialty visits is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

We recognize subscription access fees and visit and second opinion access fees in arrears on a monthly basis when the following criteria are met: (i) there is an executed subscription agreement, (ii) the Member has access to the service, (iii) collection of the fees is reasonably assured and (iv) the amount of fees to be paid by the Client and Member is fixed and determinable. Our agreements generally have a term of one year. The majority of Clients renew their contracts with us following their first year of services.

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

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions in U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits. Our short-term marketable securities are comprised of a portfolio of diverse high credit rating instruments with maturity durations of 1 year or less.

Revenue from Clients located in the United States for the quarters ended September 30, 2017 and 2016 were $60.0 million and $32.4 million, respectively. Revenue from Clients located in the United States for the nine months ended September 30, 2017 and 2016 were $147.5 million and $85.8 million, respectively.

Revenue from Clients located outside the United States for the quarter and nine months ended September 30, 2017 was  $8.7 million and zero in 2016.

No Client represented over 10% of revenues for the quarters and nine months ended September 30, 2017 and 2016.

No Client represented over 10% of accounts receivable at September 30, 2017. One client represented 11% of accounts receivable at December 31, 2016.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers and medical experts, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our Provider network operations center activities, medical records, magnetic resonance imaging, medical lab tests, translation, postage and insurance, which includes coverage for medical malpractice claims.

Cost of revenue is driven primarily by the number of general medical visits, expert second opinions and other specialty visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to continue to enhance our Provider network operations center as well as our sales and technology capabilities to support business growth, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

Gross Profit

Our gross profit is our total revenue minus our total cost of revenue, and we also express our gross profit as a percentage of our total revenue. Our gross profit has been and will continue to be affected by a number of factors, including the fees we charge our Clients, the number of visits and cases we complete the costs paid to Providers and medical experts as well as the costs of our Provider network operations center. We expect our annual gross profit to remain relatively steady over the near term, although our quarterly gross profit is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of costs of digital advertisements, personnel and related expenses for our marketing staff and communications materials that are produced to generate greater awareness and utilization among our Clients and Members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

We expect our advertising and marketing expenses to increase for the foreseeable future as we continue to increase the size of our digital advertising and marketing operations including member engagement activities and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by promoting our brands through a variety of marketing and public relations activities.

Sales Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, employment taxes, travel and stock-based compensation costs for our employees engaged in sales, account management and sales support in addition to commissions paid to external brokers. Our sales expenses exclude certain allocations of occupancy expense as well as depreciation and amortization. We expect our sales expenses to increase in the short-to-medium-term as we strategically invest to expand our business and to capture an increasing amount of our market opportunity.

Technology and Development Expenses

Technology and development expenses include personnel and related expenses for software engineering, information technology infrastructure, security and compliance and product development. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure, licensed applications and stock-based compensation for our technology and development employees. Our technology and development expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

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

Acquisition and Integration Related Costs

Acquisition and integration related costs include investment banking, financing, legal, accounting, consultancy, integration and certain non-recurring transaction costs related to mergers and acquisitions.

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

Amortization of Warrants and Loss on Extinguishment of Debt

Amortization of warrants and loss on extinguishment of debt consists of the recognition of the fair value of warrants issued in connection with the July 2016 Mezzanine Term Loan, the write-off of origination and termination financing fees and related deferred cost in connection with SVB indebtedness extinguished in connection with our July 2017 and 2016 refinancings.

Interest Expense, Net

Interest expense, net consists of interest costs associated with our bank and other debt, net of interest earned on short-term marketable securities.

Foreign Currency

The functional currency for each of our foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate during the period. Cumulative translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). We have not utilized hedging strategies with respect to such foreign exchange exposure.

Income Tax Provision

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between the treatment of goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance at September 30, 2017 and December 31, 2016, due to the uncertainty surrounding the future realization of such assets.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and nine months ended September 30, 2017 and 2016 and the dollar and percentage change between the respective periods:

	Quarters Ended September 30,				Nine Months Ended September 30,
	2017	2016			2017	2016
	$	$	Variance	%(a)	$	$	Variance	%(a)
Revenue	$68,650	$32,381	$36,269	112%	$156,139	$85,757	$70,382	82%
Cost of revenue	16,742	7,112	9,630	135%	38,907	21,946	16,961	77%
Gross profit	51,908	25,269	26,639	105%	117,232	63,811	53,421	84%
Operating expenses:
Advertising and marketing	14,328	9,046	5,282	58%	39,222	24,900	14,322	58%
Sales	11,393	7,662	3,731	49%	26,705	18,792	7,913	42%
Technology and development	9,964	5,867	4,097	70%	24,013	15,921	8,092	51%
Legal	105	1,033	(928)	-90%	725	3,348	(2,623)	-78%
Regulatory	777	817	(40)	-5%	2,771	2,437	334	14%
Acquisition and integration related costs	8,526	6,196	2,330	38%	10,639	6,959	3,680	53%
General and administrative	21,938	12,298	9,640	78%	52,299	35,215	17,084	49%
Depreciation and amortization	6,418	2,607	3,811	146%	11,693	5,673	6,020	106%
Loss from operations	(21,541)	(20,257)	(1,284)	6%	(50,835)	(49,434)	(1,401)	3%
Amortization of warrants and loss on extinguishment of debt	1,457	8,454	(6,997)	-83%	1,457	8,454	(6,997)	-83%
Interest expense, net	8,202	873	7,329	839%	9,678	1,707	7,971	467%
Net loss before taxes	(31,200)	(29,584)	(1,616)	5%	(61,970)	(59,595)	(2,375)	4%
Income tax provision	130	188	(58)	-31%	429	360	69	19%
Net loss	$(31,330)	$(29,772)	$(1,558)	5%	$(62,399)	$(59,955)	$(2,444)	4%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBTIDA and Adjusted EBITDA for the quarters and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(31,330)	$(29,772)	$(62,399)	$(59,955)
Add:
Interest expense, net	8,202	873	9,678	1,707
Income tax provision	130	188	429	360
Depreciation expense	1,113	606	2,466	1,542
Amortization expense	5,305	2,001	9,227	4,131
EBITDA(1)	(16,580)	(26,104)	(40,599)	(52,215)
Stock-based compensation	5,966	2,165	13,628	5,087
Amortization of warrants and loss on extinguishment of debt	1,457	8,454	1,457	8,454
Acquisition and integration related costs	8,526	6,196	10,639	6,959
Adjusted EBITDA(1)	$(631)	$(9,289)	$(14,875)	$(31,715)

(1)	Non-GAAP Financial Measures:

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

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization, stock-based compensation, amortization of warrants and loss on extinguishment of debt and acquisition and integration related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

•	does not reflect the significant non-recurring charge associated with the amortization of warrants and loss on extinguishment of debt; and
•	does not reflect the significant acquisition and integration related costs related to mergers and acquisitions; and
•	does not reflect the significant non cash stock compensation expense which should be viewed as a component of recurring operating costs; and
•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

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

Consolidated Results of Operations Discussion

We completed our acquisitions of Best Doctors and HealthiestYou on July 14, 2017 and July 1, 2016, respectively. The results of operations of the aforementioned acquisitions have been included in our unaudited consolidated financial statements included in this Quarterly Report since completion of the acquisitions.

Revenue.  Total revenue was $68.7 million including $21.8 million from Best Doctors for the quarter ended September 30, 2017, compared to $32.4 million during the quarter ended September 30, 2016, an increase of $36.3 million, or 112%, organic growth was 45%. Total revenue was $156.1 million for the nine months ended September 30, 2017, compared to $85.8 million during the nine months ended September 30, 2016, an increase of $70.4 million, or 82%. Excluding the contribution of $21.8 million from Best Doctors our organic growth rate for the period was 57%. The increase in revenue for both periods in 2017 was substantially driven by the acquisition of Best Doctors contributing $21.8 million in revenue, and an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new Clients, as the number of paid Members increased by 33% from September 30, 2016 to September 30, 2017. Revenue from the U.S. subscription access fees was $51.6 million which includes $11.6 million from Best Doctors. Best Doctors generated $8.2 million of international subscription access fees for the quarter ended September 30, 2017. Revenue from the U.S. subscription access fees were $123.4 million, including $11.6 million from Best Doctors and $8.2 million of international subscription fees generated by Best Doctors for the nine months ended September 30, 2017. We completed approximately 306,000 visits, representing $8.9 million of visit fees for the quarter ended September 30, 2017, compared to approximately 203,000 visits, representing $4.6 million of visit fees during the quarter ended September 30, 2016, an increase of $4.3 million, or 94%. Revenue from general medical visits and other specialty visits (primarily expert second opinions) was $6.8 million and $2.1 million for the quarter ended September 30, 2017, respectively. We also completed approximately 1,000,000 visits, representing $24.5 million of visit fees for the nine months ended September 30, 2017, compared to approximately 642,000 visits, representing $15.7 million of visit fees during the nine months ended September 30, 2016, an increase of $8.9 million, or 57%. Revenues from general medical visits and other specialty visits (primarily expert second opinions) was $22.4 million and $2.1 million for the nine months ended September 30, 2017, respectively.

Cost of Revenue.  Cost of revenue was $16.7 million for the quarter ended September 30, 2017 compared to $7.1 million for the quarter ended September 30, 2016, an increase of $9.6 million, or 135%. Cost of revenue was $38.9 million for the nine months ended September 30, 2017 compared to $21.9 million for the nine months ended September 30, 2016, an increase of $17.0 million, or 77%. The increase in both periods in 2017 was primarily due to the the additional $7.0 million in costs associated with Best Doctors services, and increased general medical visits resulting in increased provider fees and increased physician network operation center costs.

Gross Profit.  Gross profit was $51.9 million, or 76% as a percentage of revenue, for the quarter ended September 30, 2017 compared to $25.3 million, or 78%, as a percentage of revenue, for the quarter ended September 30, 2016, an increase of $26.6 million, or 105%. Gross profit was $117.2 million, or 75% as a percentage of revenue, for the nine months ended September 30, 2017 compared to $63.8 million, or 74%, as a percentage of revenue, for the nine months ended September 30, 2016, an increase of $53.4 million, or 84%. The increase in both periods reflects the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $14.3 million for the quarter ended September 30, 2017 compared to $9.0 million for the quarter ended September 30, 2016, an increase of $5.3 million, or 58%. Including the impact from Best Doctors, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $3.7 million, increased staffing of $1.1 million and other expenses of $0.5 million. Advertising and marketing expenses were $39.2 million for the nine months ended September 30, 2017 compared to $24.9 million for the nine months ended September 30, 2016, an increase of $14.3 million, or 58%. Including the impact from Best Doctors, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $11.2 million, increased staffing of $2.3 million and other expenses of $0.8 million.

Sales Expenses.  Sales expenses were $11.4 million for the quarter ended September 30, 2017 compared to $7.7 million for the quarter ended September 30, 2016, an increase of $3.7 million, or 49%. Including the impact from Best Doctors, this increase primarily consisted of increased staffing and sales commissions of $3.3 million and an increase to other sales expenses of $0.4 million. Sales expenses were $26.7 million for the nine months ended September 30, 2017 compared to $18.8 million for the nine months ended September 30, 2016, an increase of $7.9 million, or 42%. Including the impact from Best Doctors, this increase primarily consisted of increased staffing and sales commissions of $7.2 million and an increase to other sales expenses of $0.7 million.

Technology and Development Expenses.  Technology and development expenses were $9.9 million for the quarter ended September 30, 2017 compared to $5.8 million for the quarter ended September 30, 2016, an increase of $4.1 million, or 70%. Including the impact from Best Doctors, this increase resulted primarily from hiring additional personnel totaling $2.3 million, technology and development expense of $1.4 million and other expenses of $0.4 million. Technology and development expenses were $24.0 million for the nine months ended September 30, 2017 compared to $15.9 million for the nine months ended September 30, 2016, an increase of $8.1 million, or 51%. Including the impact from Best Doctors, this increase resulted primarily from hiring additional personnel totaling $5.4 million and technology and development expense of $2.6 million.

Legal Expenses.  Legal expenses were $0.1 million for the quarter ended September 30, 2017 compared to $1.0 million for the quarter ended September 30, 2016, a decrease of $0.9 million, or 90%. Legal expenses were $0.7 million for the nine months ended September 30, 2017 compared to $3.3 million for the nine months ended September 30, 2016, a decrease of $2.6 million, or 78%. The decrease in both periods resulted primarily from lower legal fees incurred in connection with the Company’s legal activities in Texas.

Regulatory Expenses.  Regulatory expenses were $0.8 million for each of the quarters ended September 30, 2017 and 2016. Regulatory expenses were $2.8 million for the nine months ended September 30, 2017 compared to $2.4 million for the nine months ended September 30, 2016, an increase of $0.4 million, or 14%. This increase resulted primarily from the increased activities required in connection with the Company’s legal efforts in Texas and certain other states.

Acquisition and Integration Related Costs.  Acquisition and integration related costs were $8.5 million for the quarter ended September 30, 2017 compared to $6.2 million for the quarter ended September 30, 2016, an increase of $2.3 million. Acquisition and integration related costs were $10.6 million for the nine months ended September 30, 2017 compared to $7.0 million for the nine months ended September 30, 2016, an increase of $3.6 million. The 2017 acquisition and integration related costs represent legal and professional fees for the July 2017 acquisition of Best Doctors. The 2016 acquisition related costs represent legal, professional and contract termination costs for the July 2016 HealthiestYou transaction.

General and Administrative Expenses.  General and administrative expenses were $21.9 million for the quarter ended September 30, 2017 compared to $12.3 million for the quarter ended September 30, 2016, an increase of $9.6 million, or 78%. This increase was driven primarily by an increase in employee-related expenses of approximately $6.7 million resulting from growth in total employee headcount to 1,247 at September 30, 2017 as compared to 658 employees at September 30, 2016 primarily from the impact from the Best Doctors acquisition. Other expenses, which include office-related charges and bank charges, increased by $2.9 million for the quarter ended September, 2017 as compared to September 30, 2016, to support the growth of our business including the impact from the Best Doctors acquisition. General and administrative expenses were $52.3 million for the nine months ended September 30, 2017 compared to $35.2 million for the nine months ended September 30, 2016, an increase of $17.1 million, or 49%. This increase was driven primarily by an increase in employee-related expenses of approximately $11.6 million resulting from growth in total employee headcount to 1,247 at September 30, 2017 as compared to 658 at September 30, 2016 including the impact from the Best Doctors acquisition. Other expenses, which include office-related charges and bank charges, increased by $5.5 million for the nine months ended September 30, 2017 as compared to September 30, 2016 to support the growth of our business including the impact from the Best Doctors acquisition.

Depreciation and Amortization.  Depreciation and amortization was $6.4 million for the quarter ended September 30, 2017 compared to $2.6 million for the quarter ended September 30, 2016, an increase of $3.8 million, or 146%. Depreciation and amortization was $11.7 million for the nine months ended September 30, 2017 compared to $5.7 million for the nine months ended September 30, 2016, an increase of $6.0 million, or 106%. The increase in both periods was due to additional amortization expenses primarily related to the Best Doctors acquisition-related intangible assets that grew from $36.1 million at September 30, 2016 to $185.5 million at September 30, 2017 and an increase of depreciation expense on an increased base of depreciable fixed assets including the impact from the Best Doctors acquisition that grew from $10.7 million at September 30, 2016 to $17.3 million at September 30, 2017.

Amortization of Warrants and Loss on Extinguishment of Debt.  Amortization of warrants and loss on extinguishment of debt was $1.5 million for the quarter and nine months ended September 30, 2017 compared to $8.5 million for the quarter and nine months ended September 30, 2016, a decrease of $7.0 million. As a result of the July 2017 refinancing, the Company paid off the July 2016 Mezzanine Term Loan and recorded a one-time charge associated with the loss on extinguishment of debt of $1.5 million. As a result of the July 2016 refinancing, the Company determined that the July 2016 Mezzanine Term Loan represents an extinguishment of the original SVB Mezzanine Term Loan and recorded a one-time charge associated with the amortization of warrants and loss on extinguishment of debt of $8.5 million in 2016. The amortization of warrants and loss on extinguishment of debt includes the write-off of fees paid to SVB, deferred debt costs associated with the original Mezzanine Term Loan and the $7.7 million non-cash fair value of the warrants issued in connection with the July 2016 Mezzanine Term Loan.

Interest Expense, Net.  Interest expense, net consists of interest costs associated with our bank and other debt and interest income from short-term marketable securities. Interest expense, net was $8.2 million for the quarter ended September 30, 2017 compared to $0.9 million for the quarter ended September 30, 2016. Interest expense, net was $9.7 million for the nine months ended September 30, 2017 compared to $1.7 million for the nine months ended September 30, 2016. The increase in net interest expense in both periods in 2017 reflects higher outstanding debt and costs associated with the Convertible Senior Notes and the July 2017 re-financing.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended
	September 30,
	2017	2016
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(27,166)	$(44,341)
Net cash (used in) provided by investing activities	(456,721)	12,434
Net cash provided by financing activities	516,894	20,873
Total	$33,007	$(11,034)

Since our inception, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

On July 14, 2017, the Company acquired Best Doctors. The purchase price was $445.5 million consisting of $379.3 million of cash and 1.9 million shares of Teladoc’s common stock valued at approximately $66.2 million on July 14, 2017.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a New Revolving Credit Facility of $10.0 million and a New Term Loan Facility of $175.0 million which resulted in net proceeds of $166.7 million after debt issuance related costs.

On July 13, 2017, the Company repaid all the outstanding amounts under both the SVB Line of Credit Facility and the Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and final deferred origination fees of $1.7 million.

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

Our principal sources of liquidity are cash and cash equivalents totaling $83.1 million as of September 30, 2017, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $89.8 million as of September 30, 2017.

Cash Used in Operating Activities

For the nine months ended September 30, 2017, cash used in operating activities was $27.2 million. The negative cash flows resulted primarily from our net loss of $62.4 million, partially offset by depreciation and amortization of $11.7 million, allowance for doubtful accounts of $1.3 million, stock-based compensation of $13.6 million, deferred income tax of $0.2 million, accretion of interest $3.3 million, loss on extinguishment of debt of $1.5 million as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $3.6 million, all of which was used to support the growth of the business. Included in cash used in operating activities is approximately $10.6 million of one-time costs associated with acquisition and integration related costs.

For the nine months ended September 30, 2016, cash used in operating activities was $44.3 million. The negative cash flows resulted primarily from our net loss of $60.0 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $5.3 million, all of which was used to support the growth of the business. The impact was partially offset by depreciation and amortization of $5.7 million, allowance for doubtful accounts of $2.0 million, stock-based compensation of $5.2 million, deferred income tax of $0.4 million and amortization of warrants of $7.7 million. Included in cash used in operating activities is approximately $7.0 million of acquisition and integration related costs.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $456.7 million for the nine months ended September 30, 2017. Cash used in investing activities consisted of the acquisition of Best Doctors of $379.4 million net of cash acquired, purchases and maturities of short-term marketable securities of $73.8 million, net of sales, and of purchases of property and equipment totaling $2.0 million and investments in internally developed capitalized software of $1.5 million.

Cash provided by investing activities was $12.4 million for the nine months ended September 30, 2016. Cash provided by investing activities consisted of purchases and maturities of short-term marketable securities of $51.4 million, net of sales, offset by the acquisition of HealthiestYou of $37.0 million net of cash acquired, and of purchases of property and equipment totaling $1.1 million and investments in internally developed capitalized software of $0.8 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $517.1 million. Cash provided by financing activities consisted of $263.7 million of net cash proceeds from the issuance of convertible senior notes, $123.9 million of net cash proceeds from our Follow-Up Offering in January 2017, $166.7 million of proceeds under the credit facilities, $6.9 million of proceeds from the exercise of employee stock options, $1.3 million of proceeds from employee stock purchase plan and $0.5 million of tax withholding for options exercised, offset by the repayment of $44.1 million under the SVB Mezzanine Term Loan and the Revolving Advance Facility and repayment of $2.0 million under the Amended and Restated Subordinated Promissory Note.

Cash provided by financing activities for the nine months ended September 30, 2016 was $20.9 million. Cash provided by financing activities consisted of proceeds from the exercise of employee stock options of $2.3 million, proceeds from the issuance of common stock of $0.2 million and $17.5 million borrowed under the Revolving Advance Facility and $0.6 million of tax withholding for options exercised, offset by the repayment of $11.7 million under the Amended Term Loan Facility.

Looking Forward

As a result of our January 2017 Follow-On Offering, we received $123.9 million of net cash proceeds. Additionally in June 2017, we issued Convertible Senior Notes with net proceeds of $263.7 million and in July 2017, we entered into New Senior Secured Credit Facilities with net proceeds of $166.7 million. In July 2017, we acquired Best Doctors for approximately $379.4 million in cash and we paid off the entire SVB Facilities plus other deal related costs amounting to approximately $53.7 million. Currently, we anticipate negative Adjusted EBITDA results for 2017.

We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings and the continuing market acceptance of telehealth. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.

2016 Shelf Registration Statement

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016, the “2016 Shelf”. Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of common stock eligible for resale by certain existing shareholders.

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

Indebtedness

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Senior Secured Credit Facilities”) pursuant to a credit agreement by and among the Company, the lenders party thereto from time to time and Jefferies Finance LLC, as administrative agent and collateral agent. The New Term Loan Facility has been used to fund the expansion of the Company’s business and the New Revolving Credit Facility is available for working capital and other general corporate purposes.

The New Term Loan Facility carries interest at a rate of 7.25% above fixed 90 days Libor of 1.24% (or 8.49%) and matures in July 2022. Interest payments are payable monthly in arrears. The New Revolving Credit Facility carries interest at a rate of 7.25% above fixed 90- days Libor of 1.24% and matures in July 2020. The Company is also required to pay a commitment fee on the average daily unused portion of the New Revolving Credit Facility at 0.50%. The Company incurred expenses of $8.3 million in conjunction with obtaining the New Senior Secured Credit Facilities.

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

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes is $62.4 million, net of debt issuance costs and is recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet. The Company has reserved 8.1 million shares of common stock for the 2022 Notes.

The fair value of the 2022 Notes was approximately $290 million as of September 30, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2017, the remaining contractual life of the 2022 Notes is approximately 5.5 years.

As discussed in Note 8 to the consolidated financial statements, the SVB Mezzanine Term Loan, the SVB Line of Credit Facility and Ameridoc Subordinated Promissory Note were paid off in the third quarter of 2017.

The Company was in compliance with all debt covenants at September 30, 2017 and December 31, 2016.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2017:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$29,730	$6,795	$9,975	$7,095	$5,865
Obligations under the Senior Secured Credit Facilities	175,000	—	—	175,000	—
Obligations under the Convertible Notes	275,000	—	—	275,000	—
Interest associated with long term debt	110,215	23,108	46,215	40,892	—
Total	$589,945	$29,903	$56,190	$497,987	$5,865

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We have floating rate debt with our Term Loan Facility and Revolving Advance Facility, and cash equivalents that are subject to interest rate volatility, which is our principal market risk. A 25 basis point change in the weighted average interest rate relating to the Term Loan facility and Revolving Advance facility as of September  30, 2017, which are subject to variable interest rates based on the LIBOR rate, would yield a change of approximately $438,000 in annual interest expense. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business primarily within the United States and currently execute approximately 85% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September  30, 2017.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September  30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

On April 29, 2015, the Company filed a lawsuit against the Texas Medical Board, or the TMB, in the United States District Court for the Western District of Texas, Austin Division, which we refer to as the District Court, alleging that the TMB’s adoption on April 10, 2015 of an amendment to 22 T.A.C. 190.8(1)(L) that would require a prior in-person examination for a doctor validly to prescribe any controlled substance to a patient in Texas constitutes a violation, inter alia, of the Sherman Antitrust Act. The District Court held a hearing on May 22, 2015 on Teladoc’s motion for preliminary injunction of the effectiveness of such amendments, which otherwise was scheduled to take effect on June 3, 2015. On May 29, 2015, the District Court issued the preliminary injunction requested by Teladoc and enjoined the effectiveness of such rule amendment pending trial. On July 30, 2015, the TMB filed a motion to dismiss the suit, and the District Court denied this motion on December 14, 2015. On January 8, 2016, the TMB provided notice of its intent to appeal the District Court’s denial of its motion to dismiss to the U.S. Court of Appeals for the Fifth Circuit, which was filed on June 17, 2016 and voluntarily withdrawn by the TMB on October 17, 2016. On November 2, 2016, the District Court granted the parties’ joint motion to stay the trial case through April 19, 2017. On April 10, 2017, the District Court granted the parties’ joint motion to stay the trial case through September 1, 2017. On September 7, 2017, the District Court granted the parties’ joint motion to stay the trial case through November 30, 2017. Accordingly, no trial date has been set.

Business in the State of Texas accounted for approximately $12.4 million, or 8% and $15.1 million, or 12%, of the Company’s consolidated revenue for the nine months ended September  30, 2017 and during the year ended December 31, 2016, respectively. If the TMB’s revisions go into effect as written and Teladoc is unable to adapt its business model in compliance with the TMB rule, its ability to operate its business in the State of Texas could be materially adversely affected, which would have a material adverse effect on its business, financial condition and results of operations.

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 (in response to Part I, Item 1A of Form 10-K).  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. Our exposure to these risks is expected to increase. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the Bribery Act 2010) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Our international operations encounter labor laws, customs and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business partners, which requires us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

In some countries, we may be exposed to currency exchange controls or other restrictions that prevent us from transferring funds internationally or converting local currencies into U.S. dollars or other currencies. Fluctuations in foreign currency exchange rates may have an impact on our revenues, operating results and cash flows from our international operations. Some of our operations are, and are increasingly likely to be, in emerging markets where these risks are heightened. Any measures we may implement to reduce the effect of volatile currencies and other risks on our international operations may not be effective.

Our exposure to all of the above risks is expected to increase as we seek to grow our foreign operations over the next several years.

Item 6. Exhibits and Reports on Form 8-K

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Form 10-Q, and is incorporated herein by reference.

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Amended and Plan of Merger, dated as of June 29, 2016, by and among Teladoc, Inc., Copper Acquisition Sub One, Inc., Copper Acquisition Sub Two, Inc., HY Holdings, Inc. and Frontier Fund IV, L.P., as stockholder representative.	8-K	001-37477	2.1	7/06/16

2.2	Agreement and Plan of Merger, dated as of June 19, 2017, by and among Teladoc, Inc., Barolo Acquisition Corp., Best Doctors Holdings, Inc., Shareholder Representative Services LLC, as stockholder representative, BBH Capital Partners IV, L.P. and BBH Capital Partners QP IV, L.P.	8-K	001-37477	2.1	6/20/17
2.3	Amendment to Agreement and Plan of Merger, dated as of July 14, 2017, by and among Teladoc, Inc., Best Doctors Holdings, Inc. and Shareholder Representative Services LLC, as stockholder representative	8-K	001-37477	2.1	7/18/17
3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Second Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	5/31/17

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17
4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17
10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program.	10-Q	001-37477	10.7	8/12/15

10.8	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Michael King.	S-1/A	333-204577	10.21	6/18/15

10.11	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn	8-K	001-37477	10.1	12/30/16

10.12	Teladoc, Inc. 2017 Inducement Award Plan	S-8	333-219275	99.3	7/14/17

10.13	Form of Stock Option Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.17	3/01/17

10.14	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.18	3/01/17

10.15	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Award Plan	10-K	001-37477	10.19	3/01/17

10.16	Debt Commitment Letter, dated June 20, 2017, by and among Teladoc, Inc., Jefferies Group LLC and Jefferies Finance LLC.	8-K	001-37477	10.1	6/21/17

10.17	Credit Agreement, dated as of July 14, 2017, by and among Teladoc, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17
21.1	Subsidiaries of the Registrant.	S-1	333-204577	21.1	5/29/15

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC, INC.

Date: November 1, 2017	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: November 1, 2017	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer