Form 10-K
period 2017-12-31
Teladoc, Inc.
filed 2018-02-27
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,578,789,483. The registrant has no non-voting stock outstanding.

As of February 23, 2017, there were 61,726,438 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2018 annual meeting of stockholders to be held on May 31, 2018 are incorporated by reference in response to Part III of this Report.

PART I

Item 1. Business

Overview

Teladoc, Inc. is a Delaware corporation that was originally formed in Texas on June 13, 2002 and reincorporated in Delaware on October 16, 2008.

We are the largest and most trusted virtual healthcare provider in the world. Recognized by MIT Technology Review as one of the “50 Smartest Companies”, we are forging a new healthcare experience with better convenience, outcomes and value. We provide virtual access to high quality care and expertise, with a portfolio of services and solutions covering 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By marrying the latest in data and analytics with an award-winning user experience and a highly flexible technology platform, we have delivered millions of medical visits to patients around the globe.

On July 14, 2017, we completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), an expert medical consultation company. Best Doctors provides technology innovations and services to help employers, health plans and provider organizations to improve health outcomes for the most complex, critical and costly medical issues.

Over 23 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. We completed approximately 1,463,000 telehealth visits in 2017 and approximately 952,000 telehealth visits in 2016. Paid membership increased by approximately 5.7 million members from December 31, 2016 through December 31, 2017 including the impact from Best Doctors.

Our portfolio of solutions transform the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc for a single point of virtual access to resolution to a broad array of healthcare needs, ranging from the flu, to behavioral health to cancer, in an experience designed to meet the expectations of today’s consumers. Employers, health plans, provider organizations, insurance and financial services companies and consumers (our “Clients”) purchase our solutions to reduce their healthcare spending, or to provide a market differentiating service as a complement to their core set of consumer service offerings, while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries.

We believe the value proposition of our solutions is evidenced by our overall Member satisfaction rate of 90% over the last nine years. We further believe any consumer, employer, health plan or provider, insurance and financial service companies interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

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

These market dynamics impact not only the consumers seeking care, but also the health plans, employers and health systems that ultimately bear all or a portion of these costs. According to the Centers for Disease Control and Prevention, or the CDC, there are approximately 1.25 billion ambulatory care visits in the United States per year, including those at primary care offices, hospital emergency rooms, outpatient clinics and other settings. We estimate that approximately 417 million, or 33%, of these visits could be treated through telehealth. We believe that the total addressable market for telehealth in the United States consists of the ambulatory care telehealth opportunity, a subset of visits currently delivered in urgent and retail care settings and care foregone by those currently not accessing the healthcare delivery system.

Additionally, according to the US Department of Health and Human Services Agency for Healthcare Research and Quality, or the AHRQ, there are approximately 168 million behavioral health visits completed in provider offices in the United States per year. We estimate that approximately 131 million, or 78%, of these visits could be treated through telehealth.

Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on‑demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current healthcare system. We believe we have created portfolio of solutions uniquely positioned to bridge the supply and demand gap between physicians and consumers by fundamentally changing the way market participants access and deliver healthcare—eliminating traditional barriers and inefficiencies between participants and empowering them to engage in a healthcare marketplace anytime, anywhere.

Our solution offers our Clients proven substantial savings opportunities and an attractive return on investment. A study we commissioned with Veracity Analytics, an independent healthcare data analytics company, to perform an independent study of several Clients representing nearly 2 million of our Members as of the end of 2016, found that these Clients saved $472 on average per visit when its Members received care through Teladoc instead of receiving care in other settings for the same diagnosis. Combined with average employee productivity savings of $46, estimated from data provided by the Bureau of Labor Statistics, we saved our Clients approximately $493 million in healthcare delivery costs in 2016.

We currently serve over 10,000 employers, health plans, health systems and other entities. These Clients collectively purchase access to our solution for more than 23.2 million Members. We believe our business to business to consumer, or B2B2C, distribution strategy is one of the most efficient methods to reach consumers and deliver telehealth to our Members. We have over 35 health plans as Clients, including some of the largest in the United States such as Aetna, Blue Shield of California, Blue Cross and Blue Shield of Alabama, Premera Blue Shield and UnitedAd. Health plans serve as Clients as well as distribution channels to self‑insured employer Clients that contract with us through a health plan relationship. Our employer Clients include over 40% of the Fortune 1000 companies. The remainder of our Clients are from channel partners such as brokers, resellers and consultants who sell into a range of small, medium and large enterprises.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, we generate additional revenue on a per-telehealth general medical visit basis, through a visit fee. Certain of our Client contracts generate revenue for expert second opinions on a per case basis. Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries or themselves, while general medical and other specialty visit fees are paid by either Clients or Members. We generated revenue of $233.3 million (including $47.0 million from Best Doctors), $123.2 million and $77.4 million in revenue in 2017, 2016 and 2015, respectively, representing 89% and 59% year‑over‑year growth from 2016 to 2017 and from 2015 to 2016, respectively. For the year ended December 31, 2017, 85% and 15% of our revenue were derived from subscription access fees and visit fees, respectively. For the years ended December 31, 2016 and 2015, 82% and 18% of our revenue were derived from subscription access fees and visit fees, respectively. We believe these results are representative of the value proposition we can provide the broader U.S. healthcare system.

Our Opportunity

Barriers and inefficiencies in the current U.S. healthcare system present market participants with three major challenges: (i) consumers lack sufficient access to high‑quality, cost‑effective healthcare at appropriate sites of care, while bearing an increasing share of costs; (ii) employers and health plans lack an effective solution that reduce costs while enhancing healthcare access for beneficiaries; and (iii) providers lack flexibility to increase productivity by delivering care on their own terms. Market participants are therefore increasingly unable to effectively and efficiently receive, deliver or administer healthcare. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for a similar solution in healthcare. We believe there is a significant opportunity to solve these challenges through trusted solutions, such as ours, that match consumer demand and physician supply at the time of need, provide consumers access to medical opinions from leading global experts, and offer health plans and employers attractive, cost-effective healthcare alternatives for their beneficiaries.

Growing Healthcare Access Crisis for Consumers

Consumers in the United States are increasingly challenged to obtain access to affordable healthcare at appropriate sites of care when care is most needed.  According to a 2017 Merritt Hawkins study, the average lead time to see a primary care physician across various metro areas was 29 days. We also believe issues around access are projected to get worse. A 2017 study from IHS Markit prepared for the Association of American Medical Colleges found that physician demand continues to grow faster than supply, resulting in a projected total physician shortfall of up to 104,900 physicians by 2030, including a shortage of approximately 43,100 primary care physicians. We believe this projection is supported by the 2016 Survey of America’s Physicians, in which 80.6% of physicians describe themselves as either over-extended or at full capacity. Expected population growth and aging, and the projected gap between supply and demand for access to healthcare services, will place additional pressure on an already overburdened healthcare system that lacks physician capacity and diagnoses-appropriate access points.

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

In addition to challenges finding care, consumers also face challenges accessing the highest-quality care. Owing to reasons ranging from complexity of symptoms, the unusual nature of disease, or physician expertise, medical diagnoses are often incorrect. A 2017 study by the Mayo Clinic published in Journal of Evaluation in Clinical Practice showed that among a sample of cases that had been referred for second opinions, in 12% of cases the final diagnoses matched the primary diagnoses, in 66% of cases the final diagnoses refined the primary diagnoses, and in 21% of cases the final diagnoses were materially different than the primary diagnoses. Reducing unnecessary treatment related to misdiagnosis has a significant impact on the quality and cost of care a patient receives.

Healthcare Cost Burden and Lack of Viable Options for Health Plans and Employers

The U.S. healthcare system is burdened by significant waste and extreme variations in access, cost and quality of care. A study published in The Journal of the American Medical Association estimates that approximately $734 billion, or 27%, of all healthcare spending in 2011 was wasted due to factors such as the provision of unnecessary services, inefficient delivery of care and inflated prices. When consumers are forced to seek care at inappropriate and more costly sites of care, those cost inefficiencies impact not only the consumer, but also the health plans and employers that ultimately bear all or a portion of these costs.

The costs and associated burdens on health plans, employers and consumers are only expected to increase. Centers for Medicare and Medicaid Services, or CMS, estimates U.S. national health expenditures reached $3.3 trillion, or approximately 17.9% of the U.S. GDP in 2016, and will reach approximately 19.9% of GDP by 2025. A survey from Milliman in 2017 noted that healthcare costs for an average American family of four exceeded $26,900 in 2017,  a 4.3% increase over 2016. A 2017 survey by the National Business Group on Health indicated that employers bear on average 70% of their employees’ healthcare costs and CMS forecasted U.S. employers spent approximately $660 billion on healthcare in 2015. Despite the significant amount of dollars spent, U.S. healthcare outcomes remain inferior relative to those of many other countries.

The unsustainable levels of spending on healthcare and extreme inefficiencies in the system have driven an increased focus by employers and health plans to control healthcare expenditures. Governments, private insurance companies and self-insured employers, are implementing meaningful cost containment measures, including shifting financial responsibility to patients through higher co-pays and deductibles and delivering healthcare through alternative, more cost-effective methods. According to a 2017 survey by America’s Health Insurance Plans (AHIP), as of January

2016, over 20 million Americans were enrolled in HSA-Qualified High-Deductible Health Plans, a 76% increase since 2011. The increasing shift of financial responsibility to patients coupled with increased pricing transparency has, in turn, heightened beneficiary focus on healthcare alternatives. As consumers take responsibility for a larger share of their healthcare costs and spend more on healthcare services, they are also demanding higher quality care, greater control in how and where they receive care, increased convenience and more service for every dollar spent.

Challenging Environment for Physicians is Constraining Supply

In response to increasing pressures, physicians are reducing access to healthcare in multiple ways. The 2016 Survey of America’s Physicians indicated that 48% of physicians plan to take steps to limit access to their practices, including cutting back on the number of patients seen, working part‑time, closing their practices to new members, seeking non‑clinical jobs or retiring. Notably, 47% of surveyed physicians indicated they plan to accelerate retirement given changes in the healthcare environment. A study by Physicians for a National Health Program showed medical billing paperwork and insurance‑related red tape cost the United States economy approximately $471 billion in 2012, 80% of which was wasted due to inefficiency. These constraints have driven physicians to seek more control over the way they deliver care to new and existing patients, increase their income and reduce the amount of time they spend on administration.

Physicians have responded to these challenges by shifting payment models and patient mix. Medscape’s 2017 Physician Compensation Report showed a 100% increase from 2012 to 2017 in the percent of physicians transitioning to cash-only models, no longer accepting insurance. A 2017 Merritt Hawkins study found that 47.0% of physicians in the United States’ 15 largest cities are not accepting new Medicaid patients. We believe there is a significant opportunity for a single source solution that addresses these physician needs.

Opportunity to Remove Barriers Through an Innovative Platform that Benefits All Participants

We believe we have a significant opportunity to solve access, cost and quality of care challenges through a platform that matches consumer demand and physician availability in real-time and asynchronously, and in various modalities such as video, web, mobile and telephone, while offering health plans and employers an attractive, cost-effective alternative for their beneficiaries through our platform. As consumerism in healthcare increases and consumers and providers become accustomed to on-demand services in other industries, they are similarly demanding technology-powered solutions for their healthcare needs. The emergence and subsequent rapid adoption of technologies such as big data and analytics, cloud-based solutions, online video and mobile applications represents an enormous opportunity for healthcare innovation. We believe the confluence of consumer empowerment, emergence of broad technology solutions and focus by all constituents on providing high-quality, cost-effective healthcare creates a unique opportunity for a disruptive platform that transforms the way consumers access, providers deliver and employers and health plans administer high-quality, cost-efficient healthcare.

Our Competitive Strengths

We believe the following are our key competitive strengths.

Leading and Only Comprehensive Virtual Care Delivery Solution

We service the full spectrum of healthcare market segments via our integrated technology platform, high quality Provider network, sophisticated consumer engagement strategies and entrenched distribution channels. We have a portfolio of strong brands, established strong relationships with Clients and are the global market leader in virtual healthcare delivery. Our history of innovation and long standing operations provide us with a significant first mover advantage, including what we believe are the following telehealth industry firsts and only:

•

Integrated Flexible Technology Platform.  We were the first to build a highly scalable, integrated, API driven technology platform for virtual care delivery, with multiple real time payor integrations. Our platform’s application program interface or API, powers external connectivity and deep integration with a wide range of payors, third party applications and other interfaces and uniquely positions us to be a central partner in the rapidly emerging, technology powered healthcare industry.  In addition, our licensing model enables hospitals and health systems to leverage private instances of our technology and their providers to deliver telemedicine visits to their local populations. These clients can choose to enable automated rollover capabilities to the Teladoc provider network for fulfillment during off hours or when their providers are not available. Most of these implementations incorporate deep integration with the hospital or health system’s EMR platform for scheduling and bi-directional clinical data sharing.

•

High Quality Provider Network.  We were the first to deliver nationwide access to board certified physicians 24 hours a day, seven days a week, 365 days a year and establish over 100 proprietary Evidence Based clinical guidelines specifically designed for the virtual delivery of care. In addition, we are the first telehealth company to have received certification by the National Committee for Quality Assurance, or the NCQA, an independent, not for profit, healthcare oriented organization founded in 1990 dedicated to improving healthcare quality and verifying adherence to national standards of excellence in the provision of healthcare for our physician credentialing processes. We have implemented the highest credentialing requirements resolutions and implemented ongoing quality review processes, ensuring quality interactions and outcomes.

•

Consumer Engagement Strategies.  Through our surround sound capabilities, we drive awareness and utilization via innovative media strategies designed to reach Members in home, on the go and in their moments of need, across all our client populations. We were the first to implement sophisticated behavioral analytics and predictive modeling to better understand our Members and to drive increased engagement with Teladoc. Our predictive models allow us to identify Members most likely to use our solution and to improve outcomes and serve as the basis of our messaging, which increases the frequency and richness of Member interactions. Our consumer engagement strategies are supported by our industry first self service communications portals that provide clients across all market segments access to a robust suite of fully customizable engagement assets; our client portals were accessed more than 100,000 times in 2017. Our commitment and execution of these innovative strategies has contributed to our track record of industry-setting visit milestones, and unmatched utilization rates for our clients.

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
SUPPLY DEMAND MATCHING
PROVIDER
MOBILE DEVICES
INTERNET
PHONE
REAL-TIME MEMBER RESPONSIBILITY
CARE RECORD & PAYMENTS
CUSTOM NETWORKS
Member engagement
Real-time & stored eligibility
Enrollment
Payment & demographic info
EMR
Primary Care
Dermatology
Behavioral Health
On-demand & scheduled
Image sharing
Queuing, routing & scheduling
Evidence based guidelines
Gaps in care alerts
Clinical documentation
Patient education
Message center
eRx
Follow-up
Referrals
Clinical QA
Member & provider satisfaction
Claims, ROI & clinical data
PROVIDER ECOSYSTEM
CLIENTS & PARTNERS
TELADOC SOLUTION
INTEGRATED, SCALABLE, RESPONSIVE

Innovative Technology Platform

Our integrated solution positions us at the center of the patient, provider and payor relationship and as a key participant in the rapidly emerging, technology powered healthcare industry. We continually incorporate new product features into our platform to meet the evolving needs of the highly complex healthcare industry. We believe our technology platform contains several differentiating features, including the following:

•

Purpose‑Built.  Our platform is built specifically to serve the needs of consumers, employers and health plans and providers. We believe that ours is the only platform that incorporates the core functionality required to offer telehealth in a single system. Our platform features predictive modeling, automated complex routing, queuing and scheduling and is currently capable of supporting over 100 million Members. Our ability to scale is supported by our proprietary telehealth algorithms that dynamically and efficiently match our Members’ demand and our Providers’ capacity in real time.

•

Integration and Interoperability.  Our fully functional application program interface, or API powers external connectivity, and we have deep integration with other premier healthcare solutions, including electronic prescribing, real time eligibility, laboratory testing, payment and administration, care coordination and cost transparency. In addition, we pride ourselves on what we believe is unmatched integration with the payor community that enables us to uniquely provide real time eligibility checking, real time Member financial liability calculations and clinical data exchange.

•

Customization for Members, Clients and Providers.  Each of our constituents has their own purpose built interface. Our Members benefit from the ability to manage their own electronic medical record, or EMR, a secure message center, provider finder, drug discount finder, image upload and real time sharing capability with Providers, visit scheduling, single sign on and fully interoperable native iOs and Android apps. We offer our Clients low implementation effort, custom integrations, interfaces and custom co branded landing pages, self service portals, robust reporting data and custom data extracts. Our Providers benefit from our easy to use EMR and visit queue, proprietary telehealth guidelines, e prescribing and a range of other features and functions such as auto complete symptoms, diagnoses and billing codes.

 Highly Scalable Platform

Our platform is highly scalable and can currently provide the same level of Member support and response time for upwards of 50,000 visits per day versus our current rate of over 7,000 visits per day on average. Similarly, our platform is currently equipped to serve over 100 million Members. Further, our platform has been built to accommodate the seamless and quick introduction of new services and products, such as behavioral health, dermatology, expert second opinions, laboratory testing and other services that are currently in the development stages. We have the ability to respond quickly to evolving market needs with innovative solutions, such as mobile applications, biometric devices, mobile geofencing and at‑home testing, to enhance our solution and support our leadership position. We believe our highly scalable platform provides us with significant growth opportunities within our existing membership and client bases and allows us to grow with low capital expenditure requirements.

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

 Well‑Established Distribution Channels and Strategic Alliances

We have developed sales channels and strategic alliances which we believe provide an opportunity to sell our solution through trusted partners. Our solution is sold through a highly efficient and effective B2B2C distribution network wherein we reach consumers through our Clients and channel partners rather than marketing our solution directly to potential Members. We sell through a direct sales force to our Clients who in turn buy our solution on behalf of their beneficiaries. In addition, a range of third‑parties including brokers, agents, benefits consultants and resellers, whom we refer to as channel partners, sell our solution to various end markets. Notably, many of our health plan Clients also act as channel partners because they resell our solution to their administrative service only or ASO accounts and other customers, we also market our behavioral services directly to consumers through digital advertising campaigns. We believe the breadth of our distribution strategy allows us to directly reach consumers and also employers of nearly every size and in nearly every market, which are capable of purchasing our solution for a large number of beneficiaries, rather than attempting to sell our solution one consumer at a time.

Our Growth Strategies

The following are our key growth strategies.

   Expand Our Comprehensive Virtual Care Delivery Platform

Teladoc is creating a new paradigm for how consumers access healthcare. We are delivering a single solution to address the complete spectrum of conditions from non-critical, episodic care to chronic, complicated cases. Our mission is to become the central and trusted source for our Clients and Members to address the broadest array of healthcare needs, on their terms, anytime, anywhere. We refer to Teladoc’s integrated offering as our comprehensive Virtual Care Delivery Platform. Our Virtual Care Delivery Platform matches the expectations of today’s digital consumer with a new kind of healthcare experience, leveraging expansive digital clinical services, deep integration with the broader healthcare ecosystem, powerful data & analytics, device & wearables integration and ubiquitous entry points, all of them wrapped in our Surround Sound marketing to drive behavior change and engagement. Our suite of clinical services ranges from high volume, lower acuity offerings such as general medical, dermatology, behavioral health, tobacco cessation, and sexual health to lower volume, higher acuity offerings for Expert Second Opinions, Treatment Decision Support, Critical Care support, Specialty Pharmacy cost containment, and Oncology Insights with IBM Watson.

We believe that our Virtual Care Delivery Platform addresses significant unmet needs. According to the 2012 white paper from the U.S. Department of Health and Human Services, approximately 46 million adults in the U.S. suffer from mental illness with more than 11 million adults reporting an unmet need for mental healthcare. Compounding this unmet need, the shortage of psychiatrists and behavioral health resources has become acute nationwide. According to a 2014 Merritt Hawkins report, psychiatrists are essentially aging out of the workforce, with over 70% of psychiatrists 50 years of age or older. The Teladoc provider network underpinning the Virtual Care Delivery Platform addresses the challenges of the current healthcare environment by offering our Clients & Members 24/7/265, on-demand access to over 3,000 board-certified physicians and behavioral health professionals who treat a wide range of conditions and cases. With the addition of the Best Doctors global network, consisting of 50,000+ medical experts in more than 450 medical specialties, we are able to offer solutions to our Members for a range of critical, life-threatening cases such as cancer, musculoskeletal conditions, inflammatory disorders, heart conditions, chronic pain, and many other chronic, complex, and critical medical issues. Finally, we also offer direct-to-Member access to behavioral health professionals who treat conditions such as anxiety and depression.  By bringing these provider networks together under our Virtual Care Delivery Platform, we believe we have created an unrivaled offering that will enable the continued expansion of our product portfolio and solve the biggest challenges of our Clients and Members.

   Increase Engagement with Our Members by Driving Expanded Access & Enhanced Touch Points

We believe there is significant opportunity within our existing membership base to increase engagement by continually driving awareness of and loyalty to our solution. We believe our Virtual Care Delivery Platform can become the single source for on-demand, virtual care for our Members. We will continually refine and enhance our user experience, which is a critical driver of new and repeat engagement and we will continue validating our Member satisfaction with surveys and other proactive tools. We are also building robust data repositories to strengthen our predictive models and multi-channel marketing strategies to provide a more complete picture of our Members, enhancing our ability to lead targeted and purposeful campaigns. We will continue to invest heavily in marketing technologies that allow us to increase Member touch-points. In addition, we will continue to actively engage Clients in benefit design, worksite marketing and executive sponsorship strategies to drive awareness about our solution.

Our mobile app is foundational for Teladoc as we have redefined virtual care delivery and are providing our Members with a better way to navigate their individual care. In 2017, we launched an integrated mobile experience for our joint Teladoc and Best Doctors clients. Our Members now benefit from a single, patient-centered point of access to our Virtual Care Delivery Platform. Further, Consumers are increasingly using mobile devices to take control of their healthcare journey, with nearly 74% of Teladoc visits being requested through mobile. Our new integrated app experience enables our Members to meet their care needs, whenever and wherever they are, removing the complexities of accessing care. As we expand the range of products and services available to our Members, we are investing in a seamless, relevant, and personalized mobile experience that provides smart guidance for our Members. Members will only need to express their healthcare need through a user-friendly, AI-supported, guided interface, and they will be presented with the optimal product or pathway to meet that need.

 Expand Our Membership with New and Existing Clients

We believe that we offer a highly differentiated suite of solutions for a broad range of market segments, spanning the spectrum of traditional healthcare system participants such as employers, health plans and health systems as well as global financial services businesses and other organizations that have extended their investment in our industry. We intend to increase our membership by adding additional Members from both existing Clients, which we refer to as whitespace, and from new Clients. We plan to execute this strategy by further penetrating existing relationships and by pursuing new relationships through our distribution channels and an expanded sales team. Within existing accounts, we believe our current membership represents only a fraction of the potential Members available to us. Our existing health plan Clients and self‑insured Clients associated with these health plans currently purchase our solution for only a small percentage of their beneficiaries in the aggregate, and we estimate this provides us the opportunity to grow our membership base by more than 50 million individuals by expanding our penetration within our existing Clients alone. Similarly, we have 291 Fortune 1000 Clients, representing a significant opportunity for new Client growth with large employers. A key focus for us in 2018 will be to cross-sell and upsell these Clients our full suite of services. We are investing heavily in new marketing technologies and support staff to aid our sales force in penetrating existing accounts, lead generation, new Client generation and implementations. We further believe that as market leader, we have a strong, established brand and are uniquely positioned to capitalize on the B2C channel in the future.

   Leverage Existing Sales Channels and Penetrate New Markets

We have developed a highly effective and efficient global distribution network. In our core, traditional markets we are targeting large employers and health plans while simultaneously committing incremental sales and marketing resources to small medium business (“SMB”) sales channel to increase our penetration within this market. Additionally, we intend to further penetrate the provider market, notably hospitals and group physician practices, as we believe our solution offers these markets an attractive platform from which to generate substantial income by acquiring new patients and to better participate in emerging risk‑sharing and value‑based payment models, such as Accountable Care Organizations and Patient‑Centered Medical Homes. Most recently, we made a significant advancement into international markets through our acquisition of Best Doctors. This international Client base, largely comprised of global financial services companies, provides fertile ground for expansion of our product portfolio through existing partners in attractive markets where our infrastructure is already in place. We have preliminarily embarked on exploring the global expansion of telehealth through this new distribution network.

   Expand Across Care Settings & Use Cases

We intend to expand our solution across use cases and additional care settings. In particular, we plan to leverage our newly acquired Best Doctors network to significantly expand our scope. We also continually explore ancillary opportunities to broaden our business. We believe our services have wide applicability across new use cases, including home care, post discharge, wellness/screening and new areas in chronic care. We are also currently extending or have already offered to our Members additional range and functionality of our benefits applications, and will continue to respond quickly to evolving market needs with innovative solutions, including mobile applications, biometric devices and at‑home testing.

 Expand Through Focused Acquisitions

We plan to continue to leverage our know‑how and the scale of our platform to selectively pursue acquisitions. To date, we have completed six acquisitions that have expanded our distribution capabilities and broadened our service offering, including into areas such as behavioral health. Our acquisition strategy is centered on acquiring products, capabilities, clinical specialties, technologies and distribution channels that are highly scalable and rapidly growing. We will continue to evaluate and pursue acquisition opportunities that are complementary to our business.

Technology and Operations

Our integrated technology platform supports rapid and efficient access to, and evaluation of, information from a variety of healthcare network participants. It has a user friendly interface designed to empower Members and dependents to remotely access healthcare whenever and wherever each individual chooses (via mobile devices, the Internet, video and phone).

Our enterprise scale platform is architected for sharing clinical and non clinical data in real time among the Teladoc constituents, which include: Members, Providers, provider network operations centers staff, nurses, SureScripts (for electronic medication prescription writing, routing and fulfillment) and health plans for real time Member eligibility verification , financial responsibility calculations, claims processing, clinical summaries and clinical alerts.

The Teladoc Provider network leverages our technology platform for managing custom visit queues that automatically and instantly route requested visits to the appropriate Providers based upon proprietary algorithms. Providers use our Internet based application or iOs app for viewing their visit queue, scheduling visits and following the proprietary Teladoc workflow for reviewing Members’ medical history and symptoms, documenting the completed visits, e Prescribing, if appropriate, and sending applicable medical content with follow up instructions to the Member via a secure message center.

We use data and analytics to predict demand patterns by geography and we recruit and manage our Provider network to meet the demands of our members. Our complex algorithms enable us to effectively manage/allocate supply and onboard Providers to meet demand while maintaining one hour guaranteed response times, with a median response time of less than ten minutes.

Additionally, our platform’s external connectivity and easy integration with EMR and outside systems extends its functionality and customer features, which include:

•	Member real‑time eligibility and financial liability;

•	clinical alerts, including gaps in care integration;

•	partner integration and operability;

•	clinical data exchange (including, biometrics and visit information); and

•	a fully functional RESTful API.

REST is a stateless, scalable web services architecture that utilizes open communication standards such as HTTP and HTTPS, and has been widely adopted for system to system communications. Having a documented set of RESTful API’s enables our Clients and Members to access our solution using a custom or existing website or mobile app. For example, a Teladoc health plan Client can offer its Members the ability to access our solution through their existing Member portal. Members can also register for Teladoc, complete their medical history, select a pharmacy and request a visit without having to access the Teladoc Member site. All of these functions are provided via the Client’s website or mobile app that completes system calls to the Teladoc API to process the requests.

The following graphic displays our robust technology architecture that supports our proprietary platforms that service our lines of business:

The primary goal of our integrated platform architecture is to provide a single member experience for our clients whether they have purchased one or several of our service offerings. This is accomplished via an enterprise services based architecture that isolates functional capabilities into independent, standalone service pods that can be accessed by our member facing web and mobile properties. These services can also be accessed by partners that desire tighter integrations with seamless experiences for their members through Single Sign on (SSO), our SDK and our APIs. These pods can be independently managed and scaled to meet varying usage requirements.

We host portions of our application platforms and rely on cloud partners for our infrastructure to serve our users. For the non-cloud based infrastructure, we utilize two redundant data centers in geographically diverse locations. We rely on third party vendors to operate these data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers. Due to the sensitive nature of our Members and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated department of security engineers and analysts. We have implemented telehealth industry standard processes, policies and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third party penetration testing in order to reduce the risk of vulnerabilities in our system. On an annual basis, we also undergo independent, third party HIPAA and SSAE 16 audits, and we achieved HiTRUST certification in 2017 (https://hitrustalliance.net/).

Systems are actively monitored for any signs of unusual behavior and preemptive action is taken when necessary. Encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems, advanced fire and flood prevention, and 24x7 security guards.

We have also successfully grown our business to a level that supports the establishment of three Teladoc owned provider network operations centers that were opened in December 2016 (Phoenix, AZ) and August 2015 (Lewisville, TX) as well as in July 2017 (Quincy, MA) as a result of the Best Doctors acquisition. Through these internal operations centers, our employees service Teladoc Members and Clients with expanded customer service, compliance monitoring, provider network operations as well as other business support functions.

The three centers operate on a hosted virtual call center platform providing intelligent call routing across the centers for inbound and outbound member and client services in a geo-redundant enterprise 24 X 7 X 365. Through the platform, the centers operate as one in a virtual environment providing better time zone coverage, resource optimization, and disaster recovery roll-over.

Sales and Marketing

We sell our services principally through our direct sales organization. Our direct sales team is comprised of enterprise‑focused field sales professionals who are organized by geography and account size. Our field professionals are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations and health plan and hospital partners.

We generate Client leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target human resource, benefits and finance executives in addition to technology and health professionals, senior business leaders and healthcare channel partners. Our principal marketing programs include use of our website to provide information about our company and our solution, as well as learning opportunities for potential Members; demand generation; field marketing events; integrated marketing campaigns comprised of direct email and online advertising; and participation in industry events, trade shows and conferences.

Clients and Members

Our Clients consist of (i) employers, including 291 Fortune 1000 companies, (ii) health plans and (iii) health systems and other entities. As of December 31, 2017, we had approximately 10,000 Clients and our services reached over 23.2 million Members. The following is a selection of our Clients:

•	employers, such as Accenture, Bank of America, General Mills, Pepsi, and T‑Mobile;

•	health plans, such as Aetna, Premera, Blue Shield of California, Blue Cross and Blue Shield of Alabama, UnitedAg, Universal American, Highmark Inc. and CareFirst of Maryland, Inc.; and

•	health systems, such as Einstein Healthcare Network, Silver Cross Hospital and Highmark Inc.

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

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new services, technologies, features and functionality. Our product development team, which as of December 31, 2017, consisted of 115 employees, is responsible for the design, development, testing and certification of our solution. In addition, we utilize certain third‑party development services to perform application development and design services. We focus our efforts on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market telehealth technology (devices and systems) or (ii) provide telehealth, such as the delivery of on‑demand access to healthcare. In the provision of telehealth, competition focuses on, among other factors, experience in operation, customer service, quality of technology and know‑how and reputation. Competitors in the telehealth market include MDLive, Inc., American Well Corporation and Grand Rounds, Inc., among other smaller industry participants.

Teladoc Physicians, P.A.

We contract for our providers’ services through the Services Agreement with Teladoc Physicians, P.A. or Teladoc PA, and, therefore, our telehealth providers are not our employees. Under the Services Agreement, we have agreed to serve, on an exclusive basis, as manager and administrator of Teladoc PA’s non‑medical functions and services related to the provision of the telehealth services by physicians employed by or under contract with Teladoc PA. Teladoc PA has agreed to provide our members, through its physicians, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The Services Agreement also requires Teladoc PA to maintain the state licensure and other credentialing requirements of its physicians. The non‑medical functions and services we provide under the Services Agreement primarily include member management services such as maintaining network operations centers for our members to request a visit with Teladoc PA’s physicians (our providers), member billing and collection administration and maintenance and storage of member medical records. Under the Services Agreement, Teladoc PA currently pays us an access fee of $25,000 per month for network operations center and medical records maintenance, a fixed fee of $65,000 per month for our provision of management and administrative services and a license fee of $10,000 per month for the non‑exclusive use of the Teladoc trade name. The Services Agreement has a 20‑year term and expires in February 2025 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non‑terminating party, a material breach of the Services

Agreement by the non‑terminating party or a governmental or judicial termination order related to the Services Agreement.

Regulation

For information regarding significant regulation that affects us, refer to “Regulatory Environment” of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report on Form 10-K, and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with regulation that affects us, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K

OTHER INFORMATION

Employees

As of December 31, 2017, we had 1,231 employees. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States and around the world. We also have trademark applications pending to register marks in the United States and internationally. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know‑how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. Other than the trademarks Teladoc (and design) and Best Doctors (and design), we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. We require our employees, consultants and certain of our contractors to execute confidentiality and proprietary rights agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

Legal Proceedings

From time to time, Teladoc is involved in various litigation matters arising out of the normal course of business. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on our business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. Teladoc’s management does not presently expect any litigation matters to have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Risks Related to Our Business

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct telehealth services and expert second-opinion reviews in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in litigation and the suspension or modification of our telehealth operations in certain states. With respect to expert second-opinion services, we believe we are correct in the view that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, and (in the case of non-U.S. jurisdictions) the relevant regulatory and legal authorities, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote care, in one or more jurisdictions may change in a manner-deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

In our U.S. telehealth business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our physicians providing telehealth violate laws prohibiting the corporate practice of medicine. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in at least 42 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for provider services through a services agreement with Teladoc Physicians, P.A., which is a 100% physician‑owned independent entity that has agreements with several professional corporations, to contract with physicians and professional corporations that contract with physicians for the clinical and professional services provided to our members. We do not own Teladoc Physicians, P.A. or the professional corporations with which it contracts. Teladoc Physicians, P.A. is owned by Dr. Timothy Howard, one of our providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with Teladoc Physicians, P.A., or among Teladoc Physicians, P.A. and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with Teladoc Physicians, P.A. could have a material adverse effect on our business, financial condition and results of operations.

Evolving government regulations may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer‑sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our clients, members or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to clients and members, which could have a material adverse effect on our business, financial condition and results of operations.

In the U.S., we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

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

•

the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time‑ and resource‑consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.

Our international business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. We have employees in eight countries, offices in the United States, Canada, Spain and Australia and clients across more than 100 countries worldwide. We earned approximately 8% of revenue internationally in 2017. Our international operations following are subject to particular risks in addition to those faced by our domestic operations, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;

•

requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;

•	data privacy laws that require that client data be stored and processed in a designated territory;

•	new and different sources of competition and laws and business practices favoring local competitors;

•

local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	changes to economic sanctions laws and regulations;

•	central bank and other restrictions on our ability to repatriate cash from international subsidiaries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make our solutions more expensive or increase our costs of doing business in certain countries;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•

difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting burdens and complexities;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and

•	political unrest, war, terrorism or regional natural disasters, particularly in areas in which we have facilities.

Our overall success in international markets depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially adversely affected.

Our failure to comply with the anti-corruption, trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.

We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act of 1977 (the

“FCPA”) and the U.K. Bribery Act 2010 (the “Bribery Act'”), as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental ‘‘commercial'' bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the Bribery Act.

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we will operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we will operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury's Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the United States exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including any continued expansion of our business outside the United States, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. In the event we are unable to offset these risks, there may be a material adverse impact on our business and operations. In appropriate circumstances where we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Even where we implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Nevertheless, exchange rate fluctuations may either increase or decrease our revenues and expenses as reported in U.S. dollars. Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, the European Commission has enacted the General Data Protection Regulation (“GDPR”) that becomes effective in May 2018 and will supersede current European Union data protection legislation, impose more stringent European Union data protection requirements and provide for severe penalties for breach, which could be imposed directly on our European subsidiaries. In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the United States. We cannot be certain of the legitimacy of previously authorized data export mechanisms, including

Standard Model Contractual Clauses, on which we and our customers have relied in exporting data to servers located in the United States. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.

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

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $106.8 million, $74.2 million and $58.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $311.6 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer and expand our applications of technology through which members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

Historically, we have relied on a limited number of clients for a substantial portion of our total revenue. For the year ended December 31, 2017, 2016 and 2015, no client represented more than 10% of our total revenue. For the years ended December 31, 2017, 2016 and 2015, our top ten clients by revenue accounted for 16.0%, 23.9% and 22.9% of our total revenue, respectively. We also rely on our reputation and recommendations from key clients in order to promote our solution to potential new clients. The loss of any of our key clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new clients. In addition, mergers and acquisitions involving our clients could lead to cancellation or non‑renewal of our contracts with those clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential clients and members.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive member engagement, the growth of our business will be harmed.

With respect to our telehealth services, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solution or the telehealth market as a whole could limit market acceptence of our solution. If our clients and members do not perceive the benefits of our solution, or if our solution does not drive member engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

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

Our telehealth business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified telehealth providers. If we are unable to recruit and retain board‑certified physicians and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost‑effective provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could have a material adverse effect on the market price of our common stock.

We have experienced significant growth in the last five years. Future revenues may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client and member bases, to develop new products and services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both our providers and us. Although we and Teladoc Physicians, P.A. carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and Teladoc Physicians, P.A.’s insurance coverage. Teladoc Physicians, P.A. carries professional liability insurance for itself and each of its healthcare professionals (our providers), and we separately carry a general insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

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

A decline in the prevalence of employer‑sponsored healthcare or the emergence of new technologies may render our telehealth solution obsolete or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high‑deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our telehealth solution being less desirable or relevant.

For example, we currently derive the majority of our revenue from sales to clients that purchase healthcare for their employees (either via insurance or self‑funded benefit plans). A large part of the demand for our solution depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Some experts have predicted that future healthcare reform will encourage employer‑sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state‑sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies or to individuals or government agencies. In such a case, our results of operations would be adversely affected.

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

To date, we have derived a substantial majority of our revenue from sales of our primary care telehealth and expert second-opinion solutions, and our longer‑term results of operations and continued growth will depend on our ability successfully to develop and market new applications and services that our clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high‑quality applications and services. If existing clients are not willing to make additional payments for such new applications, or if new clients and members do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, appropriately timed with market opportunity or effectively brought to market.

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

We serve all of our clients and members from seven geographically dispersed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third‑party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients and members. Our third‑party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third‑party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Dell Computer, Microsoft, Apple and Redhat Corporation, and routers and network equipment from Cisco and Hewlett‑Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

We exercise limited control over third‑party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third‑party technology and information services reduce our revenue, cause us to issue refunds to clients for prepaid and unused subscription services, subject us to potential liability or adversely affect client renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third‑party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

If our security measures fail or are breached and unauthorized access to a client's data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and clients.

Our services involve the storage and transmission of clients’ and our members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients, members and others, as well as the protected health information, or PHI, of our members. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client, member or investor confidence in us, and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, clients and members, which could have a material adverse effect on our business, operations, and financial results.

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

We could experience losses or liability not covered by insurance.

Our business exposes us to risks that are inherent in the provision of telehealth and remote, virtual healthcare. If clients or individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management's attention from operations, and decrease market acceptance of our solution. We attempt to limit our liability to clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

If our arrangements with our providers or our clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The laws of many states, including states in which our clients are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with a professional association, Teladoc Physicians, P.A., which enters into contracts with our providers pursuant to which they render professional medical services. In addition, we enter into contracts with our clients to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate clients located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and results of operations.

If our providers or experts are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with our providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our providers and experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our providers or experts are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could adversely affect our results of operations.

We are currently licensed to operate in all fifty states and file state income tax returns in 36 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three‑year period. Similar rules may apply under state tax laws. As of December 31, 2017, we have approximately $400.5 million of federal net operating loss carryforwards and $193.5 million of state net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2025 and the state net operating loss carryforwards begin to expire in 2021.  As of December 31, 2017, the Company has approximately $7.1 million of foreign tax credits, which begin to expire in 2022. Our ability to utilize NOLs may be currently subject to limitations due to a prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

The Teladoc proprietary application platform provides our members and providers with the ability to, among other things, register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); conduct a visit (via video or phone); and initiate an expert second-opinion review. Proprietary software development is time‑consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solution does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

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

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facility or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2017, 2016 and 2015, our net cash used in operating activities was $34.4 million, $51.9 million and $47.2 million respectively. As of December 31, 2017, we had $42.8 million of cash and cash equivalents and $79.5 million of short-term investments, which are held for working capital purposes. As of December 31, 2017, we had borrowings of $275 million of 3% convertible senior notes due 2022 (the “2022 Notes”) and the ability to borrow up to an additional $10.0 million under our credit facilities.

Borrowings under the 2022 Notes are senior unsecured obligations of ours and generally rank senior in right of payment to all of our other unsecured indebtedness. Under certain conditions, we may redeem any portion of the 2022 Notes for cash on or after December 22, 2020. The redemption price will be the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any.

Borrowings under our credit facility is secured by substantially all of our properties, rights and assets. Additionally, the credit agreement governing our credit facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends and transfer or dispose of assets as well as a financial covenant that requires us to maintain a specified level of recurring revenue growth. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our recurring revenue growth obligation, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets as well as into business-to-consumer markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

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

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including HIPAA‑regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third‑party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 670 full‑time employees at December 31, 2016 to 1,231 full‑time employees at December 31, 2017. We have also increased our client and membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include MDLive, Inc., American Well Corporation, and Grand Rounds, Inc. among other smaller industry participants. In addition, large, well‑financed health plans have in some cases developed their own telehealth or expert second-opinion tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

Our clients utilize a variety of data formats, applications and infrastructure and our solution must support our clients’ data formats and integrate with complex enterprise applications and infrastructures. If our telehealth platform does not currently support a client’s required data format or appropriately integrate with a client’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

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

We are dependent on our ability to recruit, retain and develop a very large and diverse workforce. We must transform our culture in order to successfully grow our business.

Our products and services and our operations require a large number of employees. A significant number of employees have joined us in recent years as a result of our acquisitions and our entry into new businesses. Our success is dependent on our ability to transform our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and client-focus when delivering our services. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us. In addition, as we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally diverse workforce.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for telehealth services which could adversely affect our results of operations.

We do not collect sales and use and similar taxes in any states for telehealth services based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Additionally, we do not collect value added tax or similar taxes in certain foreign juridictions based on our belief that our services are not subject to such taxes. Certain states or foreign juridictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

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

Our offices may be harmed or rendered inoperable by natural or man‑made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, our clients’ facilities may be harmed or rendered inoperable by such natural or man‑made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

Our Board of Directors may change our strategies, policies, and procedures without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage, and dividend policies, and our policies with respect to all other activities, including growth, capitalization, and operations, are determined exclusively by our board of directors, and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments, or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations, and cash flow.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares, or if our results of operations do not meet their expectations, the share price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the share price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us, express views regarding us that may be perceived as negative or less favorable than previous views, downgrade our stock, or if our results of operations do not meet their expectations, the share price of our common stock could decline.

We have an unremediated material weakness in internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with the preparation of our annual financial statements as of and for the year ended December 31,

2017, management identified a material weakness in our internal control. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness pertains to the design and operating effectiveness of controls within the stock-based compensation process for awards with unique or different terms than our standard stock awards. This resulted in us not correctly recording certain stock-based compensation expense related to fourth quarter of 2017 awards of stock-based compensation. The material weakness had no impact on the Company’s financial position or cash flows.

We are working to remediate the material weakness. In response to the material weakness, we have taken remedial action to strengthen our existing internal controls by designing a series of controls that address manual, infrequent or unique stock compensation awards. Additionally, our accounting staff responsible for preparing and reviewing stock based compensation expense will complete renewed training in the accounting of these types of awards as proscribed by current accounting standards. We expect to have these controls designed and implemented prior to March 31, 2018 and, to the extent there are appropriate transactions, the ability to test the operating effectiveness during the three months ending March 31, 2018. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take to fully remediate the material weakness. If our remedial measures are insufficient to address the material weakness, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect the results of our management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes Oxley Act. In addition, if we are unable to successfully remediate the material weakness and if we are unable to produce accurate and timely financial statements or we are required to restate our financial results, our common stock price may be adversely affected and we may be unable to maintain compliance with the New York Stock Exchange listing requirements.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease approximately 21,000 square feet of office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2023. In 2016, we executed a lease for approximately 19,000 square feet of office space in Phoenix, Arizona for one of our provider network operations centers. The lease has a seven-year initial term and provides for a five-year extension. In 2015 we executed a lease for approximately 73,000 square feet of office space in Lewisville, Texas for our provider network operations center and administrative purposes. The lease has a ten-year initial term and provides for two five-year extensions. As a result of our July 2017 Best Doctors acquisition, we lease approximately 50,000 square feet of office space in Quincy, Massachusetts primarily for another one of our provider network operations centers. The lease expires in August 2021. We also have a lease in Boston, Massachusetts for approximately 12,000 for administrative purposes that expires in 2025. For our foreign operations, we have a lease in Madrid, Spain for approximately 11,000 square feet that expires in October 2019 and Toronto, Canada for approximately 9,000 square feet that expires in December 2020. We also lease additional facilities elsewhere in the United States and other foreign locations.  We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Common Stock in July 2015. Our Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “TDOC” on July 1, 2015. The high and low prices of our Common Stock for each quarterly period during the last two fiscal years are as follows:

	2017		2016
	High	Low	High	Low

First quarter	$26.45	$15.65	$20.80	$9.08
Second quarter	$36.90	$22.73	$16.30	$9.28
Third quarter	$37.55	$28.60	$19.49	$13.49
Fourth quarter	$37.90	$27.30	$19.10	$14.00

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

Holders

On February 14, 2018, there were 155 shareholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this report.

Performance Graph

The following graph compares the cumulative total stockholder return on Teladoc Common Stock with the comparable cumulative return of the Russell 2000 composite index over the period of time covered in the graph. The graph assumes that $100 was invested in Teladoc Common Stock and in each index on July 1, 2015, the date of our initial public offering. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data (in thousands):
Revenue	$233,279	$123,157	$77,384	$43,528	$19,906
Cost of revenue	61,623	31,971	21,041	9,929	4,186
Gross profit	171,656	91,186	56,343	33,599	15,720
Operating expenses:
Advertising and marketing	57,663	34,720	20,236	7,662	4,090
Sales	37,984	26,243	17,976	11,571	4,441
Technology and development	34,459	21,815	14,210	7,573	3,532
Legal	1,485	4,117	8,878	1,311	474
Regulatory	3,387	3,158	2,433	429	—
Acquisition and integration related costs	13,196	6,959	551	196	—
General and administrative	79,781	48,568	42,981	17,687	8,298
Depreciation and amortization	19,095	8,270	4,863	2,320	754
Loss from operations	(75,394)	(62,664)	(55,785)	(15,150)	(5,869)
Amortization of warrants and loss on extinguishment of debt	14,122	8,454	—	—	—
Interest expense, net	17,491	2,588	2,199	1,499	56
Net loss before taxes	(107,007)	(73,706)	(57,984)	(16,649)	(5,925)
Income tax (benefit) provision	(225)	510	36	388	94

Net loss	$(106,782)	$(74,216)	$(58,020)	$(17,037)	$(6,019)
Net loss per share, basic and diluted	$(1.93)	$(1.75)	$(2.91)	$(10.25)	$(8.05)
Weighted-average shares used to compute basic and diluted net loss per share	55,427,460	42,330,908	19,917,348	1,962,845	1,222,268

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$122,306	$65,808	$137,348	$46,436	$3,212
Working capital	115,909	61,644	133,592	44,175	1,685
Total assets	824,391	303,670	229,737	91,839	27,387
Stockholders’ equity (deficit)	558,903	230,870	178,564	(67,535)	(55,452)

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Many statements made in this Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward‑ looking statements and should be evaluated as such. Forward‑looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”,“suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward‑looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Form 10-K Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We base these forward‑looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward‑looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward‑looking statements or projections. Although we believe that these forward‑looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward‑looking statements and projections. Factors that may materially affect such forward‑looking statements and projections include, but are not limited to the following:

•	ongoing legal challenges to, or new state actions against, our business model;

•	our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	our ability to operate in the heavily regulated healthcare industry;

•	our history of net losses and accumulated deficit;

•	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

•	risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	our ability to establish and maintain strategic relationships with third parties;

•	risk specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

•	our ability to recruit and retain a network of qualified Providers;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	rapid technological change in the telehealth market;

•	risks associated with a material weakness that has been identified;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Form 10-K; and

•	other factors beyond our control.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the largest and most trusted telehealth provider in the world. Recognized by MIT Technology Review as one of the “50 Smartest Companies”, we are forging a new healthcare experience with better convenience, outcomes and value. We provide virtual access to high quality care and expertise, with a portfolio of services and solutions covering 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By combining the latest in data and analytics with an award-winning user experience and a highly flexible technology platform, we have delivered millions of medical visits to patients around the globe. Over 23.2 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. Our solution is delivered with a median response time of less than ten minutes from the time a Member requests a telehealth visit to the time they speak with a Teladoc physician. We completed approximately 1,463,000 telehealth visits, 952,000 telehealth visits and 576,000 telehealth visits for the year in 2017, 2016 and 2015, respectively. Paid membership increased by approximately 5.7 million members and 5.3 million members from December 31, 2016 through December 31, 2017 and from December 31, 2015 through December 31, 2016, respectively, including the impact from Best Doctors.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans and consumers, or our Clients, purchase our solution to reduce their healthcare spending while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals, or our Providers, have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe the value proposition of our solution is evidenced by our overall Member satisfaction rate, which has exceeded 90% over the last nine years. We further believe any consumer, employer or health plan or practitioner interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

In December 2017, we successfully closed on our Follow-On Offering in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million. In January 2017, we successfully closed on our Follow-On Offering (“January 2017 Offering”) in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

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

We generate revenue from our Clients on a contractually recurring, per-Member-per-month and subscription access fee basis. In addition, we generate additional revenue on a per-telehealth general medical visit basis, through a visit fee. Certain of our Client contracts generate revenue for expert second opinions on a per case basis. Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, cardholders, beneficiaries or themselves, while general medical and other specialty visit fees are paid by either Clients or Members.

We generated revenue of $233.3 million, (including $47.0 million from Best Doctors), $123.2 million and $77.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, representing 89% and 59% year-over-year growth from 2016 to 2017 and from 2015 to 2016. Excluding the impact from acquisitions our organic growth rate was

43%. We had net losses of $106.8 million, $74.2 million and $58.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, 85% and 15% of our revenue was derived from subscription access fees and visit fees, respectively. For both of the years ended December 31, 2016 and 2015, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On July 14, 2017, we completed the acquisition of Best Doctors Holdings, Inc., or Best Doctors, for aggregate consideration of $445.5 million, net of cash acquired of $13.7 million, comprised of $379.3 million of cash and 1,855,078 shares of our common stock valued at $66.2 million. Best Doctors is the world’s leading expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues.

On July1, 2016, we completed our acquisition of HY Holdings, Inc. d/b/a HealthiestYou Corporation, or HealthiestYou, for aggregate consideration of $145.3 million, net of cash acquired of $6.2 million, comprised of $37.0 million of cash and 6,955,796 shares of our common stock valued at $108.3 million. HealthiestYou is a leading telehealth consumer engagement technology platform for the small to mid-sized employer market.

On June 17, 2015, we completed our acquisition of Stat Health Services Inc., or StatDoc, for aggregate consideration of $30.1 million, comprised of $13.3 million of cash and 1,051,033 shares of our common stock valued at $16.8 million, net of cash acquired. StatDoc is a telehealth provider, focused on managed care, health system and self-insured clients.

In January 2015, we completed the acquisition of Compile, Inc. d/b/a BetterHelp, or BetterHelp, a provider of direct-to-consumer, behavioral health services, for $3.3 million net of cash acquired, a $1.0 million promissory note and additional annual payments to the sellers based on a percentage of the total net revenue generated by the BetterHelp business.

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Member‘s experiences. Membership increased by approximately 5.7 million members from December 31, 2016 through December 31, 2017, including approximately 2.2 million members from the acquisition of Best Doctors and increased by approximately 5.3 million members from December 31, 2015 through December 31, 2016.

Number of Visits.  We also recognize revenue in connection with the completion of a general medical visit, expert second opinion and other specialty visits for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and further penetration into existing and sales to new health plan clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by approximately 511,000 for the year ended December 31, 2017 compared to the same period in 2016.

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

Components of Results of Operations

Revenue

We generate our revenue from our Clients who purchase access to our professional Provider network or our medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee as well as contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert second opinion on a per case basis. Accordingly, we generate subscription access revenue from our subscription access fee and visit revenue from our general medical, expert second opinion and other specialty visit fees.

Subscription access revenue accounted for approximately 85%, 82% and 82% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue for general medical, expert second opinion and other specialty visits is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional Provider network services and the contractually negotiated prices of our services.

We recognize subscription access fees and visit and second opinion access fees on a monthly basis when the following criteria are met: (i) there is an executed subscription agreement, (ii) the Member has access to the service, (iii) the services are performed, (iv) collection of the fees is reasonably assured and (v) the amount of fees to be paid by the Client and Member is fixed and determinable. Our agreements generally have a term of one year. The majority of Clients renew their contracts with us following their first year of services.

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

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investment and accounts receivable. Although we deposit our cash with multiple financial institutions in U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits. Our short-term investment are comprised of a portfolio of diverse high credit rating instruments with maturity durations of one year or less.

Revenue from Clients located in the United States for the year ended December 31, 2017 was $214.5 million. Revenue from Clients located outside the United States for the year ended December 31, 2017 was $18.8 million.

During the year ended December 31, 2016 and 2015, substantially all of our revenue was generated by Clients located in the United States.

No Client represented over 10% of accounts receivable at December 31, 2017 and 2015 or revenue for the years ended December 31, 2017, 2016 and 2015. One Client represented 11% of accounts receivable at December 31, 2016.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers and medical experts, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our Provider network operations center activities, medical records, magnetic resonance imaging, medical lab tests, translation, postage and medical malpractice insurance. Cost of revenue is driven primarily by the number of general medical visits, expert second opinions and other specialty visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to continue to enhance our Provider network operations center as well as our sales and technology capabilities to support business growth, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of costs of digital advertisements, personnel and related expenses for our marketing staff and communications materials that are produced for member acquisition and to generate greater awareness and utilization among our Clients and Members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

We expect our advertising and marketing expenses to increase for the foreseeable future as we continue to increase the size of our digital advertising and marketing operations including member acquisition and engagement activities and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by promoting our brands through a variety of marketing and public relations activities.

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

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, product development, business development, operations and human resources departments. They also include stock-based compensation costs related to our board of directors and our employess and most of the facilities costs including utilities and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

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

Amortization of Warrants and Loss on Extinguishment of Debt

Amortization of warrants and loss on extinguishment of debt consists of the recognition of the fair value of warrants in connection with the July 2016 Mezzanine Term Loan, the write-off of origination and termination financing fees and related deferred financing costs in connection with SVB indebtedness and 2017 New Term Loan extinguished in connection with our 2016, July 2017 refinancings and December 2017 offering.

Interest Expense, Net

Interest expense, net consists of interest costs associated with our bank, other debt and amortization of debt issuance costs and costs associated with the Convertible Senior Notes and the New Term Loan, net of interest earned on short-term marketable securities.

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

Income Tax Provision

We follow the provisions of the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. We have recorded deferred tax liabilities arising principally from deferred tax liabilities associated with indefinitely lived intangible assets in the U.S. and from deferred tax liabilities in foreign jurisdictions. We have provided a full valuation allowance for our U.S. deferred tax assets at December 31, 2017 and 2016, as it is more likely than not that these assets will not be realized in the future.

H.R. 1, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. The Tax Act includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. Amounts recorded in the year ended December 31, 2017 principally relate to the permanent reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018, which resulted in the remeasurement of the net deferred tax liabilities associated with indefinitely lived intangible assets. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the dollar and percentage change between the respective periods (dollars in thousands):

	Year Ended December 31,
	2017			2016			2015
	$	Variance	%	$	Variance	%	$
Revenue	$233,279	$110,122	89%	$123,157	$45,773	59%	$77,384
Cost of revenue	61,623	29,652	93%	31,971	10,930	52%	21,041
Gross profit	171,656	80,470	88%	91,186	34,843	62%	56,343
Operating expenses:
Advertising and marketing	57,663	22,943	66%	34,720	14,484	72%	20,236
Sales	37,984	11,741	45%	26,243	8,267	46%	17,976
Technology and development	34,459	12,644	58%	21,815	7,605	54%	14,210
Legal	1,485	(2,632)	-64%	4,117	(4,761)	-54%	8,878
Regulatory	3,387	229	7%	3,158	725	30%	2,433
Acquisition and integration related costs	13,196	6,237	90%	6,959	6,408	NM %	551
General and administrative	79,781	31,213	64%	48,568	5,587	13%	42,981
Depreciation and amortization	19,095	10,825	131%	8,270	3,407	70%	4,863
Loss from operations	(75,394)	(12,730)	20%	(62,664)	(6,879)	12%	(55,785)
Amortization of warrants and loss on extinguishment of debt	14,122	5,668	67%	8,454	8,454	—%	—
Interest expense, net	17,491	14,903	NM %	2,588	389	18%	2,199
Net loss before taxes	(107,007)	(33,301)	45%	(73,706)	(15,722)	27%	(57,984)
Income tax (benefit) provision	(225)	(735)	NM %	510	474	NM %	36
Net loss	$(106,782)	$(32,566)	44%	$(74,216)	$(16,196)	28%	$(58,020)

NM – not meaningful

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Net loss	$(106,782)	$(74,216)	$(58,020)
Add:
Interest expense, net	17,491	2,588	2,199
Income tax (benefit) provision	(225)	510	36
Depreciation expense	3,771	2,176	1,133
Amortization expense	15,324	6,094	3,730
EBITDA(1)	(70,421)	(62,848)	(50,922)
Stock-based compensation	30,597	7,723	3,075
Amortization of warrants and loss on extinguishment of debt	14,122	8,454	—
Acquisition and integration related costs	13,196	6,959	551
Adjusted EBITDA(1)	$(12,506)	$(39,712)	$(47,296)

(1)	Non-GAAP Financial Measures.

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

EBITDA and Adjusted EBITDA:

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

Consolidated Results of Operations Discussion

We completed our acquisitions of Best Doctors on July 14, 2017, HealthiestYou on July 1, 2016, StatDoc on June 17, 2015 and BetterHelp on January 23, 2015. The results of operations of all acquisitions have been included in our audited consolidated financial statements from their respective acquisition dates.

Revenue.  Total revenue was $233.3 million including $47.0 million from Best Doctors for the year ended December 31, 2017, compared to $123.2 million during the year ended December 31, 2016, an increase of $110.1 million, or 89%, excluding the effect from acquisitions organic growth was 43%. The increase in revenue was substantially driven by the acquisition of Best Doctors contributing $47.0 million in revenue, and an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisition, as the number of paid Members increased by 33% from December 31, 2016 to December 31, 2017. Revenue from the U.S. subscription access fees was $179.2 million which includes $26.1 million from Best Doctors. Additionally, Best Doctors generated $18.3 million of international subscription access fees for the year ended December 31, 2017. We completed 1,463,000 visits, representing $35.8 million of visit fees for the year ended December 31, 2017, compared to 952,000 visits, representing $22.7 million of visit fees during the year ended December 31, 2016, an increase of $13.1 million, or 58%. Revenue from general medical visits and other specialty visits (primarily expert second opinions) was $33.3 million and $2.5 million for the year ended December 31, 2017, respectively.

Total revenue was $123.2 million for the year ended December 31, 2016, compared to $77.4 million for the year ended December 31, 2015, an increase of $45.8 million, or 59%. The increase in revenue was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisition, as the number of Members increased by 59% from December 31, 2015 to December 31, 2016. We completed 952,000 visits, representing $22.7 million of visit fees for the year ended December 31, 2016, compared to 575,689 visits, representing $14.1 million of visit fees for the year ended December 31, 2015, an increase of $8.6 million, or 61%.

Cost of Revenue.  Cost of revenue was $61.6 million for the year ended December 31, 2017 compared to $32.0 million for the year ended December 31, 2016, an increase of $29.6 million, or 93%. The increase was primarily due to the additional $15.6 million in costs associated with Best Doctors services, and increased general medical visits resulting in increased provider fees and increased physician network operation center costs, and hiring of additional personnel to manage our provider network operations centers.

Cost of revenue was $32.0 million for the year ended December 31, 2016 compared to $21.0 million for the year ended December 31, 2015, an increase of $11.0 million, or 52%. The increase was primarily due to increased general medical visits resulting in increased provider fees and physician network operation center costs, increased medical malpractice insurance costs.

Gross Profit.  Gross profit was $171.7 million, or 74% as a percentage of revenue, for the year ended December 31, 2017 compared to $91.2 million, or 74%, as a percentage of revenue, for the year ended December 31, 2016, an increase of $80.5 million, or 88%. The increase is the result of the aforementioned revenue and cost of revenue growth.

Gross profit was $91.2 million, or 74% as a percentage of revenue, for the year ended December 31, 2016 compared to $56.3 million, or 73%, as a percentage of revenue, for the year ended December 31, 2015, an increase of $34.9 million, or 62%. The increase is the result of the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $57.6 million for the year ended December 31, 2017 compared to $34.7 million for the year ended December 31, 2016, an increase of $22.9 million, or 66%. Including the impact from Best Doctors, this increase primarily consisted of increased member engagement initiatives, increased digital advertising, sponsorship of professional organizations and trade shows of $15.2 million, increased staffing, employee-related expenses and stock compensation expense of $6.5 million and other expenses of $1.2 million.

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

Sales Expenses.  Sales expenses were $38.0 million for the year ended December 31, 2017 compared to $26.2 million for the year ended December 31, 2016, an increase of $11.8 million, or 45%. Including the impact from Best Doctors, this increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $10.3 million, increased travel and entertainment expenses of $1.0 million and other expenses of $0.4 million.

Sales expenses were $26.2 million for the year ended December 31, 2016 compared to $18.0 million for the year ended December 31, 2015, an increase of $8.2 million, or 46%. This increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $6.6 million, increased travel and entertainment expenses of $0.3 million and other expenses of $1.3 million.

Technology and Development Expenses.  Technology and development expenses were $34.5 million for the year ended December 31, 2017 compared to $21.8 million for the year ended December 31, 2016, an increase of $12.7 million, or 58%. Including the impact from Best Doctors, this increase resulted primarily from hiring additional personnel totaling $7.9 million, professional fees of $3.8 million, and ongoing projects to improve and optimize our technology platform and other expenses of $0.9 million.

Technology and development expenses were $21.8 million for the year ended December 31, 2016 compared to $14.2 million for the year ended December 31, 2015, an increase of $7.6 million, or 54%. This increase resulted primarily from hiring additional personnel totaling $6.4 million, and ongoing projects to improve and optimize our technology platform and other expenses of $1.2 million.

Legal Expenses.  Legal expenses were $1.5 million for the year ended December 31, 2017 compared to $4.1 million for the year ended December 31, 2016, a decrease of $2.6 million, or 64%. This decrease resulted primarily from lower legal fees incurred in connection with the Company’s legal actions in Texas.

Legal expenses were $4.1 million for the year ended December 31, 2016 compared to $8.9 million for the year ended December 31, 2015, a decrease of $4.8 million, or 54%. This decrease resulted primarily from lower legal fees incurred in connection with the Company’s legal actions in Texas.

Regulatory Expenses.  Regulatory expenses were $3.4 million for the year ended December 31, 2017 compared to $3.2 million for the year ended December 31, 2016, an increase of $0.2 million, or 7%. This increase resulted primarily from the increased activities required in connection with the Company’s legal efforts in Texas and certain other states.

Regulatory expenses were $3.2 million for the year ended December 31, 2016 compared to $2.4 million for the year ended December 31, 2015, an increase of $0.8 million, or 30%. This increase resulted primarily from the increased activities required in connection with the Company’s legal efforts in Texas and certain other states.

Acquisition and Integration Related Costs.  Acquisition related costs were $13.2 million for the year ended December 31, 2017 compared to $7.0 million for the year ended December 31, 2016, an increase of $6.2 million. The 2017 acquisition and integration related costs represent legal, personnel and professional related fees for the July 2017 acquisition of Best Doctors. The 2016 acquisition related costs was primarily due to $5.7 million of contract termination costs related to HealthiestYou for certain third party providers, as well as legal and professional costs.

Acquisition and integration related costs were $7.0 million for the year ended December 31, 2016 compared to

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

General and Administrative Expenses.  General and administrative expenses were $79.8 million for the year ended December 31, 2017 compared to $48.6 million for the year ended December 31, 2016, an increase of $31.2 million, or 64%. Including the impact from Best Doctors, this increase was driven in part by an increase in employee-related expenses of approximately $26.0 million, primarily due to an increase in stock compensation expense and as a result of growth in overall full time employee headcount to 1,231 at December 31, 2017 as compared to 670 at December 31, 2016, and was primarily due to 529 employees from Best Doctors including the expansion from two to three provider network operations centers in 2017. Costs incurred in our provider network operations centers in connection with enhancing our Member services was consistent year over year. Professional fees, increased by $1.0 million for the year ended December 31, 2017 as compared to December 31, 2016. Other expenses, which include office-related charges and bank charges, severance costs, change in earnout, lease costs and bad debt expenses, increased net to $18.4 million for the year ended December 31, 2017 from $14.3 million for the year ended December 31, 2016, an increase of $4.1 million and primarily reflecting the impact from Best Doctors.

General and administrative expenses were $48.6 million for the year ended December 31, 2016 compared to $43.0 million for the year ended December 31, 2015, an increase of $5.6 million, or 13%. This increase was driven in part by an increase in employee-related expenses of approximately $7.7 million as a result of growth in overall full time employee headcount to 670 at December 31, 2016 as compared to 595 at December 31, 2015, and was primarily due to the establishment of our provider network operations center which migrated activities from a third-party provider during 2015. Additionally, costs incurred in our provider network operations centers in connection with enhancing our Member services decreased by $1.5 million. Professional fees, decreased by $0.6 million for the year ended December 31, 2016 as compared to December 31, 2015. Other expenses, which include office-related charges and bank charges, severance costs, lease costs including costs associated with abandoned facilities and bad debt expenses, increased to $14.3 million for the year ended December 31, 2016 from $14.1 million for the year ended December 31, 2015, an increase of $0.2 million.

Depreciation and Amortization.  Depreciation and amortization was $19.1 million for the year ended December 31, 2017 compared to $8.3 million for the year ended December 31, 2016, an increase of $10.8 million, or 131%. This increase was due to additional amortization expense primarily related to acquisition-related intangible assets that increased from $36.6 million at December 31, 2016 to $186.8 million at December 31, 2017 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $11.7 million at December 31, 2016 to $16.9 million at December 31, 2017.

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

Amortization of Warrants and Loss on Extinguishment of Debt.  Amortization of warrants and loss on extinguishment of debt was $14.1 million for the year ended December 31, 2017 and $8.5 million for the year ended December 31, 2016, an increase of $5.6 million. As a result of the December 2017 Offering, the Company paid off the July 2017 New Term Loan Facility and recorded a one-time charge associated with the loss on extinguishment of debt of $12.6 million. As a result of the July 2017 refinancing, the Company paid off the July 2016 Mezzanine Term Loan and recorded a one-time charge associated with the loss on extinguishment of debt of $1.5 million. The amortization of warrants and loss on extinguishment of debt includes the early terminatin fee paid to SVB, the write-off of loan origination fees paid to SVB, deferred debt costs associated with both the July 2017 New Term Loan Facility and the July 2016 Mezzanine Term Loan.

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

Interest Expense, Net.  Interest expense, net consists of interest costs and amortization of debt issuance costs associated with our bank, other debt and Convertible Senior Notes and interest income from short-term investments in marketable securities. Interest expense, net was $17.5 million and $2.6 million for the years ended December 31, 2017 and 2016, respectively. The increase in interest expense reflects higher outstanding debt, amortization of debt issuance costs and costs associated with the Convertible Senior Notes and the July 2017 re-financing.

Interest expense, net consists of interest costs associated with our bank and other debt and interest income from short-term investments in marketable securities. Interest expense, net was $2.6 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense reflects higher outstanding debt and costs associated with the refinancing.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(34,441)	$(51,875)	$(47,181)
Net cash (used in) provided by investing activities	(448,379)	26,146	(108,203)
Net cash provided by financing activities	475,431	20,678	164,014
Total	$(7,389)	$(5,051)	$8,630

Since our inception, we have financed our operations primarily through private sales of equity securities, debt issuance and bank borrowings.

On December 4, 2017, we successfully closed on a follow-on public offering, in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On July 14, 2017, the Company acquired Best Doctors. The purchase price was $445.5 million consisting of $379.4 million of cash and 1.9 million shares of Teladoc’s common stock valued at approximately $66.2 million.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a New Revolving Credit Facility of $10.0 million and a New Term Loan Facility of $175.0 million which resulted in net proceeds of $166.7 million after debt issuance related costs. The New Term Loan Facility of $175.0 million was subsequently repaid in conjunction with the December 4, 2017 offering described above.

On July 13, 2017, the Company repaid all the outstanding amounts under both the SVB Line of Credit Facility and the Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and deferred origination fees of $1.5 million and accrued expense of $0.2 million.

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

In January 2017, we received $123.9 million of net cash proceeds associated with the issuance of 7,887,500 shares of common stock in conjunction with our January 2017 offering, after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

In July 2015, we received $163.1 million of net cash proceeds associated with the issuance of 9,487,500 shares of common stock in conjunction with our IPO, after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million.

Our principal sources of liquidity were cash and cash equivalents totaling $42.8 million as of December 31, 2017, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we had short-term marketable securities of $79.5 million as of December 31, 2017.

Cash Used in Operating Activities

For the year ended December 31, 2017, cash used in operating activities was $34.4 million. The negative cash flows resulted primarily from our net loss of $106.8 million, partially offset by depreciation and amortization of $19.1 million, allowance for doubtful accounts of $1.7 million, stock-based compensation of $30.6 million, accretion of interest of $6.4 million, amortization of warrants and extinguishment of debt of $14.1 million and the effect of net changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $0.8 million all of which was the result of growth of the business. These items are partially offset by the impact of deferred income taxes of $0.3 million.

For the year ended December 31, 2016, cash used in operating activities was $51.9 million. The negative cash flows resulted primarily from our net loss of $74.2 million, partially offset by depreciation and amortization of $8.3 million, allowance for doubtful accounts of $2.4 million, stock-based compensation of $7.7 million, deferred income taxes of $0.5 million, accretion of interest of $0.3 million, and amortization of warrants of $7.7 million. These items are offset by the effect of net changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $4.6 million, all of which was the result of growth of the business.

For the year ended December 31, 2017 compared to 2016, the decrease in cash used in operating activities primarily reflects leverage from increased revenues generating additional gross profit to offset costs for strategic investments in personnel, technology and member engagement as well as lower legal expenses.

For the year ended December 31, 2015, cash used in operating activities was $47.2 million. The negative cash flows resulted primarily from our net loss of $58.0 million, partially offset by depreciation and amortization of $4.9 million, allowance for doubtful accounts of $2.0 million, stock-based compensation of $3.1 million, accretion of interest of $0.5 million, and impairment in long lived assets of $0.8 million. These items are offset by the effect of net changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $0.4 million, all of which was the result of growth of the business.

For the year ended December 31, 2016 compared to 2015, the increase in cash used in operating activities was primarily the result of additional headcount, increased advertising and marketing expenses, costs incurred to improve and optimize our technology platform, increases in our provider network operations centers, increased legal fees and office-related charges to support the growth of our business.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $448.4 million for the year ended December 31, 2017. Cash used in investing activities consisted of the acquisition of Best Doctors which represented payments of $379.4 million, purchase of short-term marketable securities of $63.5 million, net of sales, the purchase of property and equipment totaling $2.6 million and investments in internally developed capitalized software of $2.9 million.

Cash provided by investing activities was $26.1 million for the year ended December 31, 2016. Cash provided by investing activities consisted of net proceeds from short-term marketable securities of $66.6 million. Cash used in investing activities consisted of the acquisition of HealthiestYou which represented payments of $37.0 million, the purchase of property and equipment totaling $2.1 million and investments in internally developed capitalized software of $1.3 million.

Cash used in investing activities was $108.2 million for the year ended December 31, 2015. Cash used in investing activities consisted of purchases of short-term marketable securities of $82.6 million, net of sales, the acquisitions of BetterHelp, StatDoc and other costs which included payments of $3.3 million, $12.9 million and $1.5 million net of cash acquired, respectively, the purchase of property and equipment totaling $6.3 million and investments in internally developed capitalized software of $1.5 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $475.4 million. Cash provided by financing activities consisted of $263.7 million proceeds from the issuance of the Convertible Notes, $258.6 million of net cash proceeds from our two follow-on offerings, $166.7 million borrowed under the New Term Loan, $10.8 million of proceeds from the exercise of employee stock options and $2.2 million of proceeds from participants in the employee stock purchase plan. Cash used in financing activities consisted of the repayment of $226.5 million for the New Term Loan, the Revolving Advance Facility and the Amended and Restated Subordinated Promissory Note and $0.1 million for withholding taxes for stock based awards.

Cash provided by financing activities for the year ended December 31, 2016 was $20.7 million. Cash provided by financing activities consisted of $35.0 million borrowed under the Revolving Advance Facility and $2.5 million of proceeds from the exercise of employee stock options, $0.3 million from the issuance of common stock and $0.1 million from cash for withholding taxes on stock-based awards. Cash used in financing activities consisted of the repayment of $17.2 million under the Revolving Advance Facility and the Amended and Restated Subordinated Promissory Note.

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

Looking Forward

As a result of our recent follow-on offerings, we received $134.7 million and $123.9 million of net cash proceeds in December 2017 and January 2017, respectively. Additionally in June 2017, we issued Convertible Senior Notes with net proceeds of $263.7 million and in July 2017, we entered into a New Revolving Credit Facility of $10.0 million. In July 2017, we acquired Best Doctors for approximately $379.4 million in cash and we paid off the entire SVB Facilities plus other deal related costs amounting to approximately $53.7 million. Currently, we anticipate positive Adjusted EBITDA results in 2018.

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

In January 2017, we successfully closed on our January 2017 Offering in which the Company issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 1,600,000 shares offered by certain stockholders of the Company, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

In December 2017, we successfully closed on our December 2017 Offering in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 830,000 shares offered by certain stockholders of the Company, at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

Indebtedness

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Senior Secured Credit Facilities”). The New Term Loan Facility had been used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility, including early termination and wrote-off deferred origination fees of $12.6 million which is reflected in the Company’s consolidated statements of operations as amortization of warrants and loss on extinguishment of debt. The Company has maintained the New Revolving Credit Facility and there is no amount outstanding as of December 31, 2017.

The New Term Loan Facility carried interest at a rate of 7.25% above fixed 90 days Libor of 1.24% (or 8.49%) and matured in July 2022. Interest payments were payable monthly in arrears. The New Revolving Credit Facility carries interest at a rate of 7.25% above fixed 90- days Libor of 1.24% and matures in July 2020. The Company is also required to pay a commitment fee on the average daily unused portion of the New Revolving Credit Facility at 0.50%. The Company incurred expenses of $8.3 million in conjunction with obtaining the New Senior Secured Credit Facilities.

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

Holders may convert all or any portion of their 2022 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding June 15, 2022 only under the following circumstances:

• during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

• during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2022 Notes Indenture) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

• upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or

• if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2022 Notes Indenture.

• on or after June 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

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

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes is $62.4 million, net of debt issuance costs and is recorded in additional paid-in capital on the accompanying consolidated balance sheet. The Company has reserved 8.1 million shares of common stock for the 2022 Notes.

The fair value of the 2022 Notes was approximately $310 million as of December 31, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 3, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2017, the remaining contractual life of the 2022 Notes is approximately 5.0 years.

The following information describes the Company’s debt agreements before the refinancing in July 2017.

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a $25.0 million Mezzanine Term Loan and a $25.0 million Line of Credit Facility. The Mezzanine Term Loan carried interest at a rate of 6.25% above the Wall Street Journal or WSJ Prime Rate with a WSJ Prime Rate floor of 3.75% and matured in July 2019. Interest payments were payable monthly in arrears. The Company incurred a $250,000 loan origination fee and was liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants were immediately exercisable and had a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan had been used to fund the expansion of the Company’s business.

The amended Line of Credit Facility provided for borrowings up to $25.0 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there was an additional $25.0 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carried interest at a rate of 0.50% above the WSJ Prime Rate and matured in July 2019. The Company incurred an initial $75,000 loan origination fee and was responsible for additional $75,000 in annual fees on the anniversary of the Line of Credit Facility. The Company was also liable for a $50,000 loan arrangement fee if and when the Company utilized the Uncommitted Incremental Facility.

On July 13, 2017, the Company repaid and extinguished all the outstanding amounts under both of the SVB Line of Credit Facility and Mezzanine Term Loan of $17.5 million and $25.0 million, respectively, including early termination and final deferred origination fees of $1.5 million which was reflected in the consolidated statements of operations as amortization of warrants and loss on extinguishment of debt and accrued expense of $0.2 million.

Effective with an acquisition in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller on April 30, 2015. The Subordinated Promissory Note carried interest at a rate of 10.00% annual interest and was subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate at 7.00% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million during 2016 and the remaining outstanding amount of $2.0 million was paid during the first quarter of 2017.

The Company was in compliance with all debt covenants at December 31, 2017 and 2016.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$28,041	$6,711	$9,395	$6,669	$5,266
Obligations under the Convertible Notes	275,000	—	—	275,000	—
Interest associated with long term debt	37,023	8,250	16,500	12,273	—
Total	$340,064	$14,961	$25,895	$293,942	$5,266

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

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On January 1, 2017, the Company adopted this standard on a modified retrospective basis. A deferred tax asset of approximately $1.3 million was recorded as a cumulative effect adjustment to accumulated deficit alongwith. The Company has also recorded a full valuation allowance for the deferred tax asset due to the uncertainty regarding the future realization and as a result, there was no change to stockholders’ equity. Additionally, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and recorded a cumulative adjustment to accumulated deficit of approximately $0.1 million as of January 1, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach. The Company underwent a process of identifying the various types of revenue streams, performed an evaluation of the components of the associated contractual arrangements and determined that the adoption of the new standard will have no impact on the consolidated financial statements. The Company is in the process of finalizing the associated revised revenue disclosures which will be included in the first quarterly filing in 2018.

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

Consolidated Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2017 and 2016:

(in thousands, per share data)	1Q16	2Q16	3Q16	4Q16	1Q17	2Q17	3Q17	4Q17

Revenue	$26,888	$26,488	$32,381	$37,400	$42,898	$44,591	$68,650	$77,140
Cost of revenue	7,943	6,891	7,112	10,025	12,139	10,026	16,742	22,716
Gross profit	18,945	19,597	25,269	27,375	30,759	34,565	51,908	54,424
Operating expenses:
Advertising and marketing	8,050	7,804	9,046	9,820	12,616	12,278	14,328	18,441
Sales	5,270	5,860	7,662	7,451	7,988	7,324	11,393	11,279
Technology and development	5,225	4,829	5,867	5,894	6,512	7,537	9,964	10,446
Legal	1,122	1,193	1,033	769	343	277	105	760
Regulatory	848	772	817	721	1,007	987	777	616
Acquisition and integration related costs	—	763	6,196	—	—	2,113	8,526	2,557
General and administrative	11,637	11,280	12,298	13,353	14,488	15,873	21,938	27,482
Depreciation and amortization	1,508	1,558	2,607	2,597	2,607	2,668	6,418	7,402
Loss from operations	(14,715)	(14,462)	(20,257)	(13,230)	(14,802)	(14,492)	(21,541)	(24,559)
Amortization of warrants and loss on extinguishment of debt	—	—	8,454	—	—	—	1,457	12,665
Interest expense, net	427	407	873	881	702	774	8,202	7,813

Net loss before taxes	(15,142)	(14,869)	(29,584)	(14,111)	(15,504)	(15,266)	(31,200)	(45,037)
Income tax provision (benefit)	162	10	188	150	150	149	130	(654)

Net loss	(15,304)	(14,879)	(29,772)	(14,261)	(15,654)	(15,415)	(31,330)	(44,383)
GAAP Net Loss per Share	$(0.40)	$(0.38)	$(0.65)	$(0.31)	$(0.30)	$(0.28)	$(0.55)	$(0.76)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	38,584	38,717	45,860	46,082	52,193	54,573	56,493	58,371

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of behavioral health services, is subject to various federal, state and local certification and licensing laws, regulations and approvals, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care and cross coverage practice), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication. The application of some of these laws to telehealth is unclear and subject to differing interpretation.

Physicians and behavioral health professionals who provide professional medical or behavioral health services to a patient via telehealth must, in most instances, hold a valid license to practice medicine or to provide behavioral health treatment in the state in which the patient is located. We have established systems for ensuring that our affiliated physicians and behavioral health professionals are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could result in our services being found to be non reimbursable or prior payments being subject to recoupments and can give rise to civil or criminal penalties.

U.S. Corporate Practice of Medicine; Fee Splitting

We contract with physicians or physician owned professional associations and professional corporations to deliver our U.S. telehealth services to their patients. We frequently enter into management services contracts with these physicians and physician owned professional associations and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third party payors. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non clinical personnel may implicate the restrictions on the corporate practice of medicine.

State corporate practice of medicine and fee splitting laws vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. However, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our Providers that interfere with our business and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti Kickback Statute

We are also subject to the federal Anti Kickback Statute. The Anti Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

State Fraud and Abuse Laws

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third party payor, including commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

U.S. State and Federal Health Information Privacy and Security Laws

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

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD 10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015 and is now in effect.

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

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

International Regulation

We expect to continue to expand our operations in foreign countries through both organic growth and acquisitions. Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which will apply across the EU effective May 2018), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the Foreign Corrupt Practices Act (“FCPA”), and corresponding foreign laws, including the U.K. Bribery Act 2010 (the “UK Bribery Act”).

The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions.

We also are subject to regulation by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of December 31, 2017. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2017 due to a material weakness in internal control over financial reporting, as described below.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment excluded the internal controls of our July 2017 acquisition of Best Doctors, Inc., which represented 5% and 3% of total and net assets, respectively, as of December 31, 2017 and 20% and 1% of total revenue and net loss, respectively for the year ended December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer,

concluded that the material weakness in internal control over financial reporting described below existed as of December 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our annual financial statements as of and for the year ended December 31, 2017, management identified a material weakness relating to the accounting for certain fourth quarter 2017 awards of stock-based compensation with unique or different terms than the Company’s standard stock awards. During our fourth quarter of 2017, controls over these types of awards did not operate as designed, resulting in an adjustment to increase operating expenses within the Consolidated Statements of Operations. The material weakness had no impact on the Company’s financial position or cash flows. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on the COSO criteria described above.

In response to the material weakness, we have taken remedial action to strengthen our existing internal controls by designing a series of controls that address manual, infrequent or unique stock compensation awards. Additionally, our accounting staff responsible for preparing and reviewing stock based compensation expense will complete renewed training in the accounting of these types of awards as proscribed by current accounting standards.

We are committed to maintaining a strong internal control environment. In the history of the Company, stock awards with unique or different terms have rarely occurred before the recent fourth quarter awards. With the implementation and operating effectiveness of these corrective actions, we anticipate that the material weakness identified above could be deemed remediated as soon as the quarter ending March 31, 2018.

With the exception of the material weakness noted above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, independent registered public accounting firm, is appointed by the Board of Directors and ratified by our Company’s shareholders. They were engaged to render an opinion regarding the fair presentation of our consolidated financial statements as well as conducting an audit of internal control cover financial reporting. Their accompanying reports are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Teladoc, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Teladoc, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  Management has identified a material weakness in controls related to the Company’s stock-based compensation process.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Best Doctors, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 5% and 3% of total and net assets, respectively, as of December 31, 2017 and 20% and 1% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Best Doctors, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated February 27, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal controls over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations  of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

February 27, 2018

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

(a)         (1)         The Registrant’s financial statements together with a separate table of contents are annexed hereto

(2)	Financial Statement Schedules are listed in the separate table of contents annexed hereto.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2017	$2,422	$1,731	$(1,920)	$189	$2,422
Fiscal Year Ended December 31, 2016	$1,812	$2,412	$(1,802)	$—	$2,422
Fiscal Year Ended December 31, 2015	$1,785	$1,962	$(1,935)	$—	$1,812

Income Taxes Valuation Allowance (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2017	$71,202	$28,207	$—	$(25,623)	$73,786
Fiscal Year Ended December 31, 2016	$46,477	$25,856	$—	$(1,131)	$71,202
Fiscal Year Ended December 31, 2015	$22,358	$22,094	$—	$2,025	$46,477

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)         Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 001-37477.

Item 16. Form 10-K Summary

Not applicable.

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of June 19, 2017, by and among Teladoc, Inc., Barolo Acquisition Corp., Best Doctors Holdings, Inc., Shareholder Representative Services LLC, as stockholder representative, BBH Capital Partners IV, L.P. and BBH Capital Partners QP IV, L.P.	8-K	001-37477	2.1	6/20/17

2.2	Amendment to Agreement and Plan of Merger, dated as of July 14, 2017, by and among Teladoc, Inc., Best Doctors Holdings, Inc. and Shareholder Representative Services LLC, as stockholder representative	8-K	001-37477	2.1	7/18/17

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Second Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	5/31/17

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17

4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program (as amended).					*

10.8	Teladoc, Inc. Deferred Compensation Plan for Non-Employee Directors.					*

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.11	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn.	8-K	001-37477	10.1	12/30/16

10.12	Executive Severance Agreement, dated July 17, 2017, by and between Teladoc, Inc. and Peter McClennen.					*

10.13	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc, Inc. and Peter McClennen.					*

10.14	Teladoc, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.15	Form of Stock Option Agreement under the Teladoc, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/01/17

10.16	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.17	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.18	Credit Agreement, dated as of July 14, 2017, by and among Teladoc, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17
21.1	Subsidiaries of the Registrant.					*
23.1	Consents of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

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

TELADOC, INC.

Date: February 27, 2018	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: February 27, 2018	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: February 27, 2018	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr.
	Title:	Chairman

Date: February 27, 2018	By:	/s/ HELEN DARLING
	Name:	Helen Darling
	Title:	Director

Date: February 27, 2018	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: February 27, 2018	By:	/s/ MICHAEL GOLDSTEIN
	Name:	Michael Goldstein
	Title:	Director

Date: February 27, 2018	By:	/s/ THOMAS MAWHINNEY
	Name:	Thomas Mawhinney
	Title:	Director

Date: February 27, 2018	By:	/s/ BRIAN MCANDREWS
	Name:	Brian McAndrews
	Title:	Director

Date: February 27, 2018	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: February 27, 2018	By:	/s/ ARNEEK MULTANI
	Name:	Arneek Multani
	Title:	Director

Date: February 27, 2018	By:	/s/ KENNETH PAULUS
	Name:	Kenneth Paulus
	Title:	Director

Date: February 27, 2018	By:	/s/ DAVID SHEDLARZ
	Name:	David Shedlarz
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
1. Audited Consolidated Financial Statements of Teladoc, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Loss	F-5
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Audited Consolidated Financial Statements	F-8
2. Supplemental Financial Data: The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form-10K are listed below: Schedule II – Valuation and Qualifying Accounts	80

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teladoc, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York

February 27, 2018

TELADOC, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$42,817	$50,015
Short-term investments	79,489	15,793
Accounts receivable, net of allowance of $2,422 and $2,422, respectively	27,094	13,806
Prepaid expenses and other current assets	6,839	3,103
Total current assets	156,239	82,717
Property and equipment, net	8,963	7,479
Goodwill	498,520	188,184
Intangible assets, net	159,811	24,875
Other assets	858	415
Total assets	$824,391	$303,670
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,884	$2,236
Accrued expenses and other current liabilities	19,357	7,981
Accrued compensation	17,089	8,856
Other debt - current portion	—	2,000
Total current liabilities	40,330	21,073
Other liabilities	4,882	7,609
Deferred taxes	12,906	1,694
Long term bank and other debt, net	—	42,424
Convertible senior notes, net	207,370	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares and 75,000,000 shares authorized as of December 31, 2017 and 2016, respectively; 61,534,101 shares and 46,201,563 shares issued and outstanding as of December 31, 2017 and 2016, respectively	61	46
Additional paid-in capital	866,330	435,551
Accumulated deficit	(311,577)	(204,726)
Accumulated other comprehensive income (loss)	4,089	(1)
Total stockholders’ equity	558,903	230,870
Total liabilities and stockholders’ equity	$824,391	$303,670

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$233,279	$123,157	$77,384
Cost of revenue	61,623	31,971	21,041
Gross profit	171,656	91,186	56,343
Operating expenses:
Advertising and marketing	57,663	34,720	20,236
Sales	37,984	26,243	17,976
Technology and development	34,459	21,815	14,210
Legal	1,485	4,117	8,878
Regulatory	3,387	3,158	2,433
Acquisition and integration related costs	13,196	6,959	551
General and administrative	79,781	48,568	42,981
Depreciation and amortization	19,095	8,270	4,863
Loss from operations	(75,394)	(62,664)	(55,785)
Amortization of warrants and loss on extinguishment of debt	14,122	8,454	—
Interest expense, net	17,491	2,588	2,199
Net loss before taxes	(107,007)	(73,706)	(57,984)
Income tax (benefit) provision	(225)	510	36
Net loss	$(106,782)	$(74,216)	$(58,020)
Net loss per share, basic and diluted	$(1.93)	$(1.75)	$(2.91)

Weighted-average shares used to compute basic and diluted net loss per share	55,427,460	42,330,908	19,917,348

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(106,782)	$(74,216)	$(58,020)
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) gains on available-for-sale securities	(51)	41	(42)
Cumulative translation adjustment	4,141	—	—
Other comprehensive income (loss), net of tax	4,090	41	(42)
Comprehensive loss	$(102,692)	$(74,175)	$(58,062)

See accompanying notes to audited consolidated financial statements

TELADOC, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2014	2,037,999	$2	$4,953	$(72,490)	$—	$(67,535)
Exercise of stock options	270,545	—	428	—	—	428
Exercise of warrants	114,111	—	(1)	—	—	(1)
Issuance of stock in acquisition	1,051,033	1	16,774	—	—	16,775
Issuance of stock in connection with IPO, net of $17,144 issuance costs	9,487,500	9	163,109	—	—	163,118
Conversion of convertible preferred stock	25,450,440	26	117,888	—	—	117,914
Conversion of redeemable common stock	113,294	—	2,852	—	—	2,852
Stock-based compensation	—	—	3,075	—	—	3,075
Other comprehensive loss, net of tax	—	—	—	—	(42)	(42)
Net loss	—	—	—	(58,020)	—	(58,020)
Balance as of December 31, 2015	38,524,922	38	309,078	(130,510)	(42)	178,564
Exercise of stock options	594,555	1	2,523	—	—	2,524
Exercise of warrants	107,931	—	—	—	—	—
Stock-based compensation	—	—	7,723	—	—	7,723
Warrants issued	—	—	7,717	—	—	7,717
Issuance of stock in acquisition	6,955,796	7	108,260	—	—	108,267
Issuance of stock	18,359	—	250	—	—	250
Other comprehensive income, net of tax	—	—	—	—	41	41
Net loss	—	—	—	(74,216)	—	(74,216)
Balance as of December 31, 2016	46,201,563	46	435,551	(204,726)	(1)	230,870
Exercise of stock options	1,166,947	1	10,836	—	—	10,837
Exercise of warrants	138,903	—	—	—	—	—
Issuance of restricted stock units	60,000	—	—	—	—	—
Issuance of stock under employee stock purchase plan	127,510	—	2,153	—	—	2,153
Issuance of stock in acquisition	1,855,078	2	66,178	—	—	66,180
Equity component of Convertible Senior Notes, net of issuance costs	—	—	62,404	—	—	62,404
Stock-based compensation (1)	—	—	30,666	(69)	—	30,597
Follow-On Offerings	11,984,100	12	258,542	—	—	258,554
Other comprehensive income, net of tax	—	—	—	—	4,090	4,090
Net loss	—	—	—	(106,782)	—	(106,782)
Balance as of December 31, 2017	61,534,101	$61	$866,330	$(311,577)	$4,089	$558,903

(1)	The $0.1 million adjustment to accumulated deficit represents the adoption of ASU 2016-09 for cumulative forfeitures expense. See Note 2 for additional information.

See accompanying notes to audited consolidated financial statements.

TELADOC, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows used in operating activities:
Net loss	$(106,782)	$(74,216)	$(58,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,095	8,270	4,863
Allowance for doubtful accounts	1,731	2,412	2,034
Stock-based compensation	30,597	7,723	3,075
Deferred income taxes	(306)	510	36
Accretion of interest	6,382	262	460
Amortization of warrants and loss on extinguishment of debt	14,122	7,717	—
Impairment of long-lived assets	—	—	798
Changes in operating assets and liabilities:
Accounts receivable	(3,659)	(2,900)	(6,795)
Prepaid expenses and other current assets	(2,003)	(826)	(957)
Other assets	98	(42)	5
Accounts payable	1,534	(813)	(612)
Accrued expenses and other current liabilities	4,292	(2,301)	3,457
Accrued compensation	3,768	1,688	2,887
Other liabilities	(3,310)	641	1,588
Net cash used in operating activities	(34,441)	(51,875)	(47,181)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(2,633)	(2,108)	(6,275)
Purchase of internal-use software	(2,882)	(1,304)	(1,542)
Purchase of marketable securities	(149,261)	(44,146)	(103,030)
Proceeds from marketable securities	85,753	110,717	20,411
Acquisition of business, net of cash acquired	(379,356)	(37,013)	(17,767)
Net cash (used in) provided by investing activities	(448,379)	26,146	(108,203)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	10,837	2,524	428
Proceeds from issuance of convertible notes	263,722	—	—
Proceeds from borrowing under bank and other debt	166,679	34,990	6,800
Repayment of bank borrowings and other debt	(226,440)	(17,166)	(6,332)
Proceeds from issuance of common stock	258,554	250	163,118
Proceeds from employee stock purchase plan	2,153	—	—
Cash for withholding taxes on stock-based awards, net	(74)	80	—
Net cash provided by financing activities	475,431	20,678	164,014
Net (decrease) increase in cash and cash equivalents	(7,389)	(5,051)	8,630
Foreign exchange difference	191	—	—
Cash and cash equivalents at beginning of the period	50,015	55,066	46,436
Cash and cash equivalents at end of the period	$42,817	$50,015	$55,066

Income taxes paid	$137	$—	$—

Interest paid	$9,450	$2,387	$1,995

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

The Company completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), in July 2017, an expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues, HY Holdings, Inc. (“HealthiestYou”) in July 2016, a leading telehealth consumer engagement technology platform for the small to mid-sized employer market and Compile, Inc. d/b/a BetterHelp (“BetterHelp”) and Stat Health Services Inc. (“StatDoc”) in 2015, three companies engaged in telehealth activities similar to those of Teladoc. Upon the effective date of each respective merger, each entity merged with and into Teladoc.

On December 4, 2017, Teladoc completed a follow on public offering (the “December Offering”) in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On January 24, 2017, Teladoc completed a follow on public offering (the “January Offering”) in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. The Company received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

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

Total revenue and net loss for the VIE were $33.2 million and $(7.0) million, $22.5 million and $(8.6) million and $13.9 million and $(7.3) million for the years ended December 31, 2017, 2016 and 2015, respectively. The VIE’s total assets all of which were current were $4.5 million and $2.9 million at December 31, 2017 and 2016, respectively. Total liabilities all of which were current for the VIE were $36.5 million and $27.8 million at December 31, 2017 and 2016, respectively. The VIE total stockholders’ deficit was $32.0 million and $25.0 million at December 31, 2017 and 2016, respectively.

All intercompany transactions and balances have been eliminated.

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

Segment Information

The Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment—health services. Revenue earned by foreign operations outside of the United States were $18.8 million for the year ended December 31, 2017 and zero in 2016. Long-lived assets of foreign operations totaled $0.2 million as of December 31, 2017. These foreign operations were acquired in connection with the Best Doctors’ acquisition in July 2017.

Revenue Recognition

The Company generates revenue from Clients on a contractually recurring, per-Member-per-month, subscription access fee basis. In addition, the Company generates additional revenue on a per-telehealth general medical visit basis, through a visit fee. Certain of the Company’s Client contracts generate revenue for expert second opinions on a per case basis. Subscription access fees are paid by the Company’s Clients on behalf of their employees, dependents, policy holders, cardholders, beneficiaries or themselves, while general medical and other specialty visit fees are paid by either Clients or Members.

The Company recognizes subscription access fees and visit and second opinion access fees on a monthly basis when the following criteria are met: (i) there is an executed subscription agreement, (ii) the Member has access to the service, (iii) the services are performed , (iv) collection of the fees is reasonably assured and (v) the amount of fees to be paid by the Client and Member is fixed and determinable. The Company’s agreements generally have a term of one year.

Subscription Access Revenue

Subscription access revenue recognition commences on the date that the Company’s services are made available to the Client, which is considered the implementation date, provided all of the other criteria described above are met. Revenue is recognized over the term of the Client contract and is based on the terms in the Client contracts, which can provide for a variable periodic fee based upon the actual number of Members or utilization.

Revenue From Visit Fees

Revenue from visits is comprised of all revenue that is earned in connection with the completion of a visit. The Company recognizes revenue as the visits are completed.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health product provides for refunds for services for periods that have yet to be performed. The Company issued refunds of approximately $3.1 million, $0.8 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company deducts from revenue an estimate of the amount that will be due at the end of the respective client’s contractual period. The Company issued credits amounting to approximately $0.4 million, $0.1 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Cost of Revenue

Cost of revenue primarily consists of fees paid to the Providers, costs incurred in connection with the Company’s Provider network operations center activities, which include employee‑related expenses (including salaries and benefits) as well as costs related to medical records, magnetic resonance imaging, medical lab tests, translation, postage and medical malpractice insurance.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company’s cash and cash equivalents generally consist of investments in money market funds. Cash and cash equivalents are stated at fair value.

Short-Term Investments

The Company holds short-term investments primarily consisting of corporate bonds, commercial paper, U.S. treasuries and asset backed securities with maturities of less than one year. These short-term investments are classified as available-for-sale and are carried at fair value with unrealized gains or losses recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized gains or losses are recognized in the consolidated statements of operations upon disposition of the securities.

As of December 31, 2017, there were no short-term investments that had been in a continuous loss position for more than 12 months. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized losses for the year ended December 31, 2017 and 2016 were less than $0.1 million and were recognized in the Company’s consolidated statements of operations. There were no realized losses in 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the collection history and age of each outstanding invoice of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight‑line method over the estimated useful lives of the respective asset as follows:

Computer equipment	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the improvements

Maintenance and repairs are charged to expense as incurred while improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Internal‑Use Software

Internal‑use software is included in intangible assets and is amortized on a straight‑line basis over 2 to 5 years. For the Company’s development costs related to its software development tools that enable its Members and Providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

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

Other intangible assets resulted from business acquisitions and include Client relationships, non‑compete agreements, patents and trademarks. Client relationships are amortized over a period of 2 to 10 years in relation to expected future cash flows, while non‑compete agreements are amortized over a period of 1.5 to 5 years using the straight‑line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Patents are amortized over 3 years using the straight-line method.

Long-lived assets (property and equipment, internally developed software, and intangible assets) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. In 2015 the Company recorded an impairment loss for certain internally developed software as it was no longer being utilized. The impairment loss of $0.8 million is included in general and administrative expense in the consolidated statements of operations. There were no impairment losses in 2017 or 2016.

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

Foreign Currency

The functional currency for each of our foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate during the period. Cumulative translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) . For the year ended December 31, 2017, realized foreign exchange loss was $0.1 million and was recognized in the Company’s consolidated statement of operations. There were no realized foreign exchange gains or losses in 2016 and 2015.

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

The Company recognizes and measures uncertain tax positions using a two‑ step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense, net in the consolidated statements of operations.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. Authoratative accounting guidance requires companies to recognize the effect of tax law changes in the period of enactment. Certain key aspects of the new law are effective January 1, 2018 and other key aspects have an immediate accounting effect for the year ended December 31, 2017. Refer to Note 13.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on short-term investments and cumulative translation gains or losses. Unrealized gains or losses are net of any reclassification adjustments for realized gains and losses included in the consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including the preferred stock in 2015 and outstanding stock options, warrants and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

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

Advertising and Marketing Expenses

Advertising and marketing include all communications and campaigns to the Company’s Clients and Members, digital advertising and related employees’ costs and are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, advertising expenses were $45.1 million, $29.5 million and $17.3 million, respectively.

Concentrations of Risk and Significant Clients

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although the Company deposits its cash with multiple financial institutions in U.S. and in foreign countries, its deposits, at times, may exceed federally insured limits.The Company’s short-term investments are comprised of a portfolio of diverse high credit rating instruments with maturity durations of one year or less.

Revenue from Clients located in the United States for the year ended December 31, 2017 was $214.5 million. Revenue from Clients located outside the United States for the year ended December 31, 2017 was $18.8 million.

During the years ended December 31, 2016 and 2015, substantially all of the Company’s revenue was generated by Clients located in the United States.

No Client represented over 10% of revenue for the years ended December 31, 2017, 2016 and 2015.

No Client represented over 10% of accounts receivable at December 31, 2017 and 2015. One Client represented 11% of accounts receivable at December 31, 2016.

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

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On January 1, 2017, the Company adopted this standard on a modified retrospective basis. A deferred tax asset of approximately $1.3 million was recorded as a cumulative effect adjustment to accumulated deficit alongwith. The Company has also recorded a full valuation allowance for the deferred tax asset due to the uncertainty regarding the future realization and as a result, there was no change to stockholders’ equity. Additionally, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and recorded a cumulative adjustment to accumulated deficit of approximately $0.1 million as of January 1, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach. The Company underwent a process of identifying the various types of revenue streams, performed an evaluation of the components of the associated contractual arrangements and determined that the adoption of the new standard will have no impact on the consolidated financial statements. The Company is in the process of finalizing the associated revised revenue disclosures which will be included in the first quarterly filing in 2018.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,051	$3,766	$—	$42,817
Short-term investments	$—	$79,489	$—	$79,489
Contingent liability (included in accrued expenses and other current liabilities)	$—	$—	$666	$666

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,015	$—	$—	$50,015
Short-term investments	$—	$15,793	$—	$15,793
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$3,678	$3,678

There were no transfers between fair value measurement levels during the years ended December 31, 2017 and 2016.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Balance at December 31, 2016	$3,678
Payments earned	(2,625)
Change in fair value	(387)
Fair value at December 31, 2017	$666

Note 4. Business Acquisitions

On July 14, 2017, the Company completed the acquisition of Best Doctors in which Best Doctors became a wholly-owned subsidiary of the Company. The aggregate consideration paid was $445.5 million, net of cash acquired of $13.7 million, which was comprised of 1,855,078 shares of Teladoc’s common stock valued at $66.2 million on July 14, 2017, and $379.3 million of cash, subject to post-closing working capital adjustments. The post-closing working capital adjustment was finalized unfavorably to the Company in the amount of $4.3 million. Best Doctors provides technology innovations and services to help employers, health plans and provider organizations to ensure that their members combat medical uncertainty with access to the best medical minds. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total costs related to the acquisition were $9.1 million. The Company recorded $47.0 million of revenue and $0.9 million of net loss from Best Doctors for the period from July 14, 2017 (date of acquisition) through December 31, 2017.

On July 1, 2016, the Company completed the acquisition of HealthiestYou in which HealthiestYou became a wholly-owned subsidiary of the Company. The aggregate consideration paid was $145.3 million, net of cash acquired of $6.2 million, which was comprised of 6,955,796 shares of Teladoc’s common stock valued at $108.3 million on July 1, 2016, and $37.0 million of cash, subject to post-closing working capital adjustments. The post-closing working capital adjustment was finalized favorably to the Company in the amount of less than $0.1 million. HealthiestYou was a leading telehealth consumer engagement technology platform for the small to mid-sized employer market. HealthiestYou provided end-users with access to telemedicine services including through a web-based portal and a mobile application. Solutions provided by HealthiestYou included 24/7 access to telephone, e-mail, and video conferencing with doctors as well as the convenience of procedure price comparisons, prescription medicine price comparisons, health plan information and benefits eligibility, and location information for wellness service providers. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total costs related to the acquisition were $6.9 million.

On June 17, 2015, the Company completed the acquisition of StatDoc through a merger in which StatDoc became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $30.1 million, net of cash acquired of $0.4 million, which was comprised of 1,051,033 shares of Teladoc’s common stock valued at $16.8 million and $13.3 million of cash, subject to post-closing working capital adjustments. The post-closing working capital adjustment was finalized favorably to the Company in the amount of less than $0.1 million. Fair value of the common stock was determined based on market data from similar healthcare enterprises. StatDoc was a telemedicine provider, focused on managed care, health system and self-insured clients. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total associated costs of the acquisition were $0.3 million.

On January 23, 2015, the Company completed the acquisition of BetterHelp through a merger in which BetterHelp became a wholly‑owned subsidiary of the Company. The merger consideration paid by the Company in connection with this acquisition consisted of (i) $3.3 million net of cash acquired and (ii) earn‑out payments equal to a percentage of the annual net revenue of the BetterHelp business for four years following closing. The Company computed the value of these future payments from internally produced revenue projections and recorded a contingent liability in the amount of $2.4 million which is considered as additional purchase consideration. The Company also issued an unsecured, subordinated promissory note in the amount of $1.0 million, with all principal and interest at a rate of 5% per annum being payable on the third anniversary of the closing to the selling shareholder and another executive of BetterHelp. If the employment of the promissory note holders is terminated, then they forfeit their right to receive the promissory note. As such, the Company has determined the promissory note to be compensatory and is accruing the expense over the service term. In December 2015, the Company agreed to pay the full amount plus interest in January 2016 and, as a result, accelerated the recording of compensation expense in 2015. In November 2017, the Company agreed to reduce the earn-out term by one year and reduced the contingent liability accordingly. BetterHelp was acquired to help the Company expand its operations in the direct‑to‑consumer behavioral health sector. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total costs of the transaction were $0.1 million.

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were integrated within the Company’s existing business on the respective aforementioned acquisition dates.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed in 2017 and 2016 at each acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

	BestDoctors	HealthiestYou
Purchase price, net of cash acquired	$445,535	$145,280
Less:
Accounts receivable	11,205	1,184
Property and equipment, net	2,650	1,289
Other assets	2,483	248
Client relationships	112,810	10,930
Non-compete agreements	—	70
Internal-use software	8,480	2,220
Trademarks	24,920	1,180
Accounts payable	(393)	(836)
Deferred taxes	(11,800)	—
Other liabilities	(12,337)	(2,847)
Goodwill	$307,517	$131,842

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the years ended December 31, 2017 and 2016 below have been prepared as if Best Doctors and HealthiestYou had been purchased on January 1, 2016.

	Unaudited Pro Forma
	Year Ended
	December 31,
(in thousands)	2017	2016
Revenue	$285,858	$224,189
Net loss	$(109,906)	$(93,508)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

Note 5. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2017	2016
Computer equipment	$9,506	$7,059
Furniture and equipment	1,555	1,081
Leasehold improvement	5,795	3,559
Construction in progress	131	—
Total	16,987	11,699
Accumulated depreciation	(8,024)	(4,220)
Property and equipment, net	$8,963	$7,479

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $3.8 million, $2.2 million and $1.1 million, respectively.

Note 6. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
December 31, 2017
Client relationships	2 to 10 years	$136,362	$(14,711)	$121,651	9.3
Non-compete agreements	1.5 to 5 years	3,480	(3,143)	337	0.8
Trademarks	3 to 15 years	26,454	(1,502)	24,952	14.2
Patents	3 years	200	(72)	128	1.9
Internal-use software	2 to 5 years	20,312	(7,569)	12,743	1.7
Intangible assets, net		$186,808	$(26,997)	$159,811	9.4
December 31, 2016
Client relationships	2 to 10 years	$22,581	$(6,226)	$16,355	8.5
Non-compete agreements	1.5 to 5 years	3,480	(2,344)	1,136	1.6
Trademarks	3 years	1,320	(287)	1,033	2.4
Patents	3 years	200	(6)	194	2.9
Internal-use software	3 to 5 years	8,976	(2,819)	6,157	3.0
Intangible assets, net		$36,557	$(11,682)	$24,875	6.5

Amortization expense for intangible assets was $15.3 million, $6.1 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2017 is as follows (in thousands):

Years Ending December 31,
2018	$27,295
2019	25,466
2020	20,140
2021	18,961
2022	15,802
Thereafter	52,147
$159,811

Note 7. Goodwill

Goodwill consists of the following (in thousands):

	As of December 31,
	2017	2016
Beginning balance	$188,184	$56,342
Additions associated with acquisitions	307,517	131,842
Cumulative translation adjustment	2,819	-
Goodwill	$498,520	$188,184

Goodwill in not amortized, but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the period presented in the consolidated financial statements.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,	As of December 31,
	2017	2016
Professional fees	$1,325	$292
Consulting fees/provider fees	4,028	1,687
Client performance guarantees	2,617	431
Legal fees	759	897
Interest payable	367	389
Marketing	524	142
Earnout and compensation	722	1,045
Printing and postage	302	—
Deferred revenue	4,111	1,002
Other	4,602	2,096
Total	$19,357	$7,981

Note 9. Long Term Bank and Other Debt

Long‑term bank and other debt consist of the following (in thousands):

	As of December 31,	As of December 31,
	2017	2016
SVB Mezzanine Term Loan	$—	$25,000
SVB Line of Credit Facility less debt discount of $66	—	17,424
Subordinated Promissory Note	—	2,000
Total	—	44,424
Less: current portion of Subordinated Promissory Note	—	(2,000)
Long term bank and other debt	$—	$42,424

Long term bank and other debt were stated at amortized cost, which approximated fair value.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Senior Secured Credit Facilities”). The New Term Loan Facility had been used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility, including early termination and wrote-off deferred origination fees of $12.6 million which is reflected in the consolidated statements of operations as amortization of warrants and loss on extinguishment of debt. The Company has maintained the New Revolving Credit Facility and there is no amount outstanding as of December 31, 2017.

The New Term Loan Facility carried interest at a rate of 7.25% above fixed 90 days Libor of 1.24% (or 8.49%) and matured in July 2022. Interest payments were payable monthly in arrears. The New Revolving Credit Facility carries interest at a rate of 7.25% above fixed 90- days Libor of 1.24% and matures in July 2020. The Company is also required to pay a commitment fee on the average daily unused portion of the New Revolving Credit Facility at 0.50%. The Company incurred expenses of $8.3 million in conjunction with obtaining the New Senior Secured Credit Facilities.

In July 2016, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a $25.0 million Mezzanine Term Loan and a $25 million Line of Credit Facility. The Mezzanine Term Loan carried interest at a rate of 6.25% above the Wall Street Journal or WSJ Prime Rate with a WSJ Prime Rate floor of 3.75% and matured in July 2019. Interest payments were payable monthly in arrears. The Company incurred a $250,000 loan origination fee and was liable for a final payment fee of $750,000 payable at maturity or upon prepayment of the Mezzanine Term Loan. In connection with entry into the Mezzanine Term Loan, the Company granted two affiliates of SVB warrants to purchase an aggregate of 798,694 shares of common stock of the Company at an exercise price of $13.50 per share. The warrants were immediately exercisable and had a 10-year term. The fair value of the common stock warrants on the date of issue was approximately $7.7 million. The Company also granted SVB a security interest in significantly all of the Company’s assets. The Mezzanine Term Loan had been used to fund the expansion of the Company’s business.

The amended Line of Credit Facility provided for borrowings up to $25.0 million based on 300% of the Company’s monthly recurring revenue, as defined. In addition, there was an additional $25.0 million Uncommitted Incremental Facility permitted under the Line of Credit Facility. The Line of Credit Facility carried interest at a rate of 0.50% above the WSJ Prime Rate and matured in July 2019. The Company incurred an initial $75,000 loan origination fee and was responsible for additional $75,000 in annual fees on the anniversary of the Line of Credit Facility. The Company was also liable for a $50,000 loan arrangement fee if and when the Company utilized the Uncommitted Incremental Facility.

On July 13, 2017, the Company repaid and extinguished all the outstanding amounts under both of the SVB Line of Credit Facility and Mezzanine Term Loan of $17.5 million and $25.0 million, respectively, including early termination and deferred origination fees of $1.5 million which was reflected in the consolidated statements of operations as amortization of warrants and loss on extinguishment of debt and accrued expense of $0.2 million.

Effective with an acquisition in 2014, the Company executed a Subordinated Promissory Note in the amount of $3.5 million payable to the seller on April 30, 2015. The Subordinated Promissory Note carried interest at a rate of 10.00% annual interest and was subordinated to the SVB Facilities. In March 2015, the Company, the seller of AmeriDoc and SVB executed an Amended and Restated Subordinated Promissory Note that extended the maturity of the Amended and Restated Subordinated Promissory Note to April 30, 2017. In November 2015, the Company executed the Second Amended and Restated Subordinated Promissory Note with a revised annual interest rate of 7.00% commencing on January 1, 2016 and extended the maturity of the Second Amended and Restated Promissory Note to April 30, 2018 with a seller put option effective on April 30, 2017. The Company repaid $1.0 million during 2016 and the remaining outstanding amount of $2.0 million was paid during the first quarter of 2017.

The Company was in compliance with all debt covenants at December 31, 2017 and 2016.

Note 10. Convertible Senior Notes

On June 27, 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2017. The 2022 Notes mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

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

Holders may convert all or any portion of their 2022 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding June 15, 2022 only under the following circumstances:

• during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

• during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2022 Notes Indenture) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

• upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or

• if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2022 Notes Indenture.

• On or after June 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

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

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to June 15, 2022 (the first date on which the Company may be required to repurchase the 2022 Notes at the option of the holder). The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes was $62.4 million, net of issuance costs which was recorded in additional paid-in capital on the accompanying consolidated balance sheet. The Company has reserved 8.1 million shares of common stock for the 2022 Notes.

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

The 2022 Notes consist of the following (in thousands):

As of December 31,
Liability component	2017
Principal	$275,000
Less: Debt issuance costs, net (1)	(67,630)
Net carrying amount	$207,370

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $310 million as of December 31, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 3, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2017, the remaining contractual life of the 2022 Notes is approximately 5 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

Year Ended December 31,
2017
Contractual interest expense	$4,227
Amortization of debt discount	6,052
Total	$10,279
Effective interest rate of the liability component	10.0%

Note 11. Leases and Contractual Obligations

Operating Leases

The Company leases office space under non‑cancelable operating leases in the United States and various international locations. As of December 31, 2017, the future minimum lease payments under non‑cancelable operating leases are as follows (in thousands):

Operating
Leases
2018	$6,711
2019	5,276
2020	4,119
2021	3,554
2022	3,115
2023 and thereafter	5,266
$28,041

All of the total future minimum lease payments relate to facilities space. The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight‑line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent represents the difference between actual operating lease payments due and straight‑line rent expense. The excess is recorded as a deferred rent liability in the early periods of the lease, when cash payments are generally lower than straight‑line rent expense, and are reduced in the later periods of the lease when payments begin to exceed the straight‑line expense. The Company also accounts for leasehold improvement incentives within its deferred rent liability. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $3.8 million, $1.8 million and $1.3 million, respectively.

Letter of Credit

The Company has $2.3 million letter of credits outstanding relating to its leased office space at December 31, 2017.

Note 12. Common Stock and Stockholders’ Equity (Deficit)

Capitalization

Effective May 25, 2017, the authorized number of shares of the Company’s common stock was increased from 75,000,000 to 100,000,000 shares.

On December 4, 2017, Teladoc closed on its December Offering in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On January 24, 2017, Teladoc closed on its January Offering in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. The Company received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

On July 7, 2015, Teladoc completed its IPO in which the Company issued and sold 9,487,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $19.00 per share. The Company received net proceeds of $163.1 million after deducting underwriting discounts and commissions of $12.6 million as well as other offering expenses of $4.5 million. Additionally in conjunction with the IPO, all of the Company’s then-outstanding convertible preferred stock converted into an aggregate of 25.5 million shares of common stock. And all of the Company’s redeemable common stock converted into 113,294 shares of common stock.

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

The Company has no warrants outstanding as of December 31, 2017 and 399,347 warrants were outstanding as of December 31, 2016.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Prior to becoming a public enterprise and pursuant to the Company’s Second Amended and Restated Stock Incentive Plan which is now retired, the Company historically issued incentive and non-statutory stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors informed by third-party valuations. Subsequent to becoming a public enterprise, options to buy common stock have been issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day on the date of grant.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2016	343,216	6,839,868	$11.70	8.64	$36,795
Increase in Plan authorized shares	4,176,722	—	$—	—	$—
Restricted stock units granted	(728,143)	—	$—	—	$—
Stock option grants	(4,039,393)	4,039,393	$25.74	—	$—
Restricted stock units forfeited	35,028	—	$—	—	$—
Stock options exercised	—	(1,166,947)	$9.29	—	$25,457
Stock options forfeited	1,316,441	(1,316,441)	$19.55	—	$11,649
Stock options expired	1,985	(1,985)	$0.80	—	$64
Balance at December 31, 2017	1,105,856	8,393,888	$17.56	8.36	$145,810
Vested or expected to vest at December 31, 2017		8,393,888	$17.56	8.36	$145,810
Exercisable at December 31, 2017		2,331,937	$9.82	7.20	$58,357

The total grant‑date fair value of stock options granted during the year ended December 31, 2017, 2016 and 2015 was $73.8 million, $25.9 million and $10.8 million, respectively.

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

The assumptions used in the Black‑Scholes option‑pricing model were determined as follows:

Volatility.  Since the Company does not have a trading history prior to July 2015 for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business combined with the Company’s stock volatility post IPO over a period equivalent to the expected term of the stock option grants.

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

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2017	2016	2015
Volatility	44.8% – 47.7%	44.7% – 47.8%	45.4% – 51.0%
Expected life (in years)	6.0	6.0	6.9
Risk-free interest rate	1.81% - 2.30%	1.09% - 2.29%	1.85% - 2.06%
Dividend yield	–	–	–
Weighted-average fair value of underlying common stock	$12.14	$6.63	$7.09

For the year ended December 31, 2017 and 2016, the Company recorded compensation expense related to stock options granted of $17.6 million and $7.4 million, respectively.

As of December 31, 2017, the Company had $50.1 million in unrecognized compensation cost related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units

In May 2017, the Company commenced issuing Restricted Stock Units (“RSU’s”), pursuant to the Plan to certain employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSU’s is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period. The vesting period for employees and members of the Board of Directors is four years and one year, respectively.

Activity under the RSU’s is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2016	—	$—
Granted	728,143	$33.99
Vested and issued	(60,000)	$35.25
Cancelled/forfeited	(35,028)	$34.66
Balance at December 31, 2017	633,115	$33.84
Vested and exercisable at December 31, 2017	240,000	$35.25
Non-vested at December 31, 2017	393,115	$33.84

The total grant‑date fair value of RSU’s granted for the year ended December 31, 2017 was $24.8 million.

For the year ended December 31, 2017, the Company recorded stock based compensation expense related to the RSU’s of $12.4 million. There was no charge for the year ended December 31, 2016.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 551,641 shares of common stock were reserved for issuance under this plan as of December 31, 2017. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During 2017, the Company issued 127,510 shares under the ESPP. The Company had not issued any shares under the ESPP as of December 31, 2016.

As of December 31, 2017, 424,131 shares remained available for issuance.

For the year ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense related to the ESPP of $0.6 million and $0.4 million, respectively, based on offerings made under the plan to-date, and there was no charge in 2015.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Administrative and marketing	$4,584	$514	$83
Sales	3,503	1,365	422
Technology and development	2,919	1,322	337
General and administrative	19,591	4,522	2,233
Total stock-based compensation expense	$30,597	$7,723	$3,075

Note 13. Income Taxes

The Company follows the provisions of the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

For financial reporting purposes, income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015 include the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(107,703)	$(73,706)	$(57,984)
International	696	—	—
Total	$(107,007)	$(73,706)	$(57,984)

The provision (benefit) for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current federal	$9	$—	$—
Current foreign	357	—	—
Total current	366	—	—

Deferred federal	(273)	574	36
Deferred state	122	(64)	—
Deferred foreign	(440)	—	—
Total deferred	(591)	510	36
Total provision / (benefit)	$(225)	$510	$36

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

		Year Ended
		December 31,
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	34.0%
State and local tax	2.5%	1.5%	5.5%
Mandatory repatriation net of dividends	(3.2)%	-%	-%
Non-deductible stock compensation	6.6%	(1.7)%	(1.2)%
Non-deductible expenses	(0.2)%	(0.5)%	(0.3)%
Foreign tax credit	1.2%	-%	-%
Change in deferred taxes due to tax legislation	(34.5)%	-%	-%
Change in valuation allowance due to tax legislation	35.3%	-%	-%
Change in valuation allowance	(43.1)%	(35.1)%	(38.1)%
Other	0.6%	0.1%	-%
Income tax provision	0.2%	(0.7)%	(0.1)%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$95,384	$70,247
Accrued expenses and compensation	1,174	1,088
Uncertain tax positions, including interest	297	116
Stock-based compensation	5,828	2,238
Foreign tax credits	7,135	—
Depreciation of property and equipment	426	(28)
Other	36	37
Deferred tax assets	110,280	73,698
Valuation allowance	(73,786)	(71,202)
Net deferred tax assets	36,494	2,496

Deferred tax liabilities:
Debt related	(13,773)	2,718
Intangible assets	(35,627)	(6,908)
Deferred tax liabilities	(49,400)	(4,190)

Net deferred tax liabilities	$(12,906)	$(1,694)

As of December 31, 2017, the Company has a valuation allowance of approximately $73.8 million against most of the domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. The net deferred tax liability is the result of indefinite lived assets related to amortization of U.S. tax deductible goodwill along with foreign operation timing differences. The increase in the valuation allowance of $2.6 million is due to the acquisition of Best Doctors Holding Inc. and the current year loss in the U.S., the impact of which is mostly offset due to the reduction in the Federal tax rate under the Tax Cuts and Jobs Act. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The Company remains in a significant cumulative loss position as of December 31, 2017 and, as a result, management believes a full valuation allowance against all domestic net deferred tax assets, except for the domestic deferred tax liabilities associated with indefinite lived intangible assets, is warranted as of December 31, 2017. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of our valuation allowance in a particular reporting period may be material.

H.R. 1, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. The Tax Act includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment.

Given the significance of the legislation, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provided for up to a one year period in which to complete the required analyses and accounting. The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. The Company is continuing to evaluate the impacts of the Tax Cuts and Jobs Act in accordance with SAB 118.

The Tax Act reduces the U.S. statutory tax rate from 35 percent to 21 percent for years after 2017. Accordingly, the Company has remeasured the U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes will reverse, resulting in a reduction of the net deferred tax assets, by approximately $36.9 million, which is offset by the change in valuation allowance by $37.8 million. The net impact of $0.9 million of deferred tax benefit is principally related to the remeasurement of our deferred tax liabilities associated with indefinite-lived intangible assets that are deemed to reverse at the new 21% tax rate. Absent this deferred tax liability, we are in a net deferred tax asset position that is offset by a full valuation allowance.

The new law includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer's foreign subsidiaries. The Company has performed an earnings and profits analysis, and as a result, the Company has recognized $9.6 million of earnings in the U.S., net of a dividends received deduction, related to the mandatory repatriation. As the Company is in a net loss position for purposes of U.S. taxation for the year ended December 31, 2017, the impact to taxes is zero as it results in a reduction to the net operating loss created in the current year.

As of December 31, 2017, the Company has approximately $400.5 million of federal net operating loss carryforwards and $193.5 million of state net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2025 and the state net operating loss carryforwards begin to expire in 2021. As of December 31, 2017, the Company has approximately $7.1 million of foreign tax credits, which begin to expire in 2022.

Utilization of the net operating loss carryforwards and foreign tax credits may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance on January 1, 2017	$2,705
Additions due to acquisitions	399
Statute of limitations expirations	(184)
Balance on December 31, 2017	$2,920

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions in the United States and other countries, where applicable. There are currently no pending tax examinations. The Company thus is still open under the U.S. statute from 2014 to the present and as early as 2014 to the present for foreign jurisdictions. Earlier years may be examined to the extent that loss carryforwards are used in future periods. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense, net in the consolidated statements of operations.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2017.

Note 14. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted‑average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including the preferred stock in 2015 and outstanding stock options, warrants and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive. The Company has 8.4 million outstanding stock options, 0.6 million outstanding restricted stock units and 0.1 million issuable shares of common stock associated with the ESPP.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended
	December 31,
	2017	2016	2015
Net loss	$(106,782)	$(74,216)	$(58,020)
Weighted-average shares used to compute basic and diluted net loss per share	55,427	42,331	19,917
Net loss per share, basic and diluted	$(1.93)	$(1.75)	$(2.91)

Note 15. Quarterly Statement of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2017 and 2016:

(in thousands, per share data)	1Q16	2Q16	3Q16	4Q16	1Q17	2Q17	3Q17	4Q17

Revenue	$26,888	$26,488	$32,381	$37,400	$42,898	$44,591	$68,650	$77,140
Cost of revenue	7,943	6,891	7,112	10,025	12,139	10,026	16,742	22,716
Gross profit	18,945	19,597	25,269	27,375	30,759	34,565	51,908	54,424
Operating expenses:
Advertising and marketing	8,050	7,804	9,046	9,820	12,616	12,278	14,328	18,441
Sales	5,270	5,860	7,662	7,451	7,988	7,324	11,393	11,279
Technology and development	5,225	4,829	5,867	5,894	6,512	7,537	9,964	10,446
Legal	1,122	1,193	1,033	769	343	277	105	760
Regulatory	848	772	817	721	1,007	987	777	616
Acquisition and integration related costs	—	763	6,196	—	—	2,113	8,526	2,557
General and administrative	11,637	11,280	12,298	13,353	14,488	15,873	21,938	27,482
Depreciation and amortization	1,508	1,558	2,607	2,597	2,607	2,668	6,418	7,402
Loss from operations	(14,715)	(14,462)	(20,257)	(13,230)	(14,802)	(14,492)	(21,541)	(24,559)
Amortization of warrants and loss on extinguishment of debt	—	—	8,454	—	—	—	1,457	12,665
Interest expense, net	427	407	873	881	702	774	8,202	7,813

Net loss before taxes	(15,142)	(14,869)	(29,584)	(14,111)	(15,504)	(15,266)	(31,200)	(45,037)
Income tax provision (benefit)	162	10	188	150	150	149	130	(654)

Net loss	(15,304)	(14,879)	(29,772)	(14,261)	(15,654)	(15,415)	(31,330)	(44,383)
GAAP Net Loss per Share	$(0.40)	$(0.38)	$(0.65)	$(0.31)	$(0.30)	$(0.28)	$(0.55)	$(0.76)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	38,584	38,717	45,860	46,082	52,193	54,573	56,493	58,371

Note 16. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $1.7 million, $1.1 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Note 17. Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At December 31, 2017, the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.