Form 10-Q
period 2018-03-31
Teladoc, Inc.
filed 2018-05-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2018

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

As of April 27, 2018, the Registrant had 62,334,542 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2018

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$65,179	$42,817
Short-term investments	54,555	79,489
Accounts receivable, net of allowance of $3,093 and $2,422, respectively	30,701	27,094
Prepaid expenses and other current assets	6,497	6,839
Total current assets	156,932	156,239
Property and equipment, net	7,995	8,963
Goodwill	498,277	498,520
Intangible assets, net	153,493	159,811
Other assets	827	858
Total assets	$817,524	$824,391
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,290	$3,884
Accrued expenses and other current liabilities	21,498	19,357
Accrued compensation	13,024	17,089
Total current liabilities	37,812	40,330
Other liabilities	6,154	4,882
Deferred taxes	12,258	12,906
Convertible senior notes, net	210,432	207,370
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 62,280,205 shares and 61,534,101 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	62	61
Additional paid-in capital	882,804	866,330
Accumulated deficit	(335,439)	(311,577)
Accumulated other comprehensive income	3,441	4,089
Total stockholders’ equity	550,868	558,903
Total liabilities and stockholders’ equity	$817,524	$824,391

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended March 31,
	2018	2017
Revenue	$89,644	$42,898
Cost of revenue	26,856	12,139
Gross profit	62,788	30,759
Operating expenses:
Advertising and marketing	20,325	12,616
Sales	13,783	7,988
Technology and development	12,904	6,512
Legal	481	343
Regulatory	564	1,007
Acquisition and integration related costs	1,569	—
General and administrative	24,001	14,488
Depreciation and amortization	8,253	2,607
Loss from operations	(19,092)	(14,802)
Interest expense, net	4,873	702
Net loss before taxes	(23,965)	(15,504)
Income tax (benefit) provision	(103)	150
Net loss	$(23,862)	$(15,654)
Net loss per share, basic and diluted	$(0.39)	$(0.30)

Weighted-average shares used to compute basic and diluted net loss per share	61,797,762	52,192,859

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarters Ended March 31,
	2018	2017
Net loss	$(23,862)	$(15,654)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (loss) on available-for-sale securities	1	(3)
Cumulative translation adjustment	(649)	—
Other comprehensive loss, net of tax	(648)	(3)
Comprehensive loss	$(24,510)	$(15,657)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(23,862)	$(15,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,253	2,607
Allowance for doubtful accounts	1,148	306
Stock-based compensation	7,832	3,097
Deferred income taxes	(585)	150
Accretion of interest	3,018	(18)
Changes in operating assets and liabilities:
Accounts receivable	(4,738)	(1,809)
Prepaid expenses and other current assets	599	(430)
Other assets	31	(9)
Accounts payable	(533)	(287)
Accrued expenses and other current liabilities	1,836	966
Accrued compensation	(7,917)	(1,921)
Other liabilities	1,047	495
Net cash used in operating activities	(13,871)	(12,507)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(557)	(620)
Purchase of internal-use software	(471)	(152)
Purchase of marketable securities	—	(34,957)
Proceeds from marketable securities	25,000	14,740
Net cash provided by (used in) investing activities	23,972	(20,989)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	8,643	1,195
Repayment of debt	—	(2,000)
Proceeds from issuance of common stock	—	123,928
Proceeds from cash received for withholding taxes on stock-based compensation, net	3,555	306
Net cash provided by financing activities	12,198	123,429
Net increase in cash and cash equivalents	22,299	89,933
Foreign exchange difference	63	—
Cash and cash equivalents at beginning of the period	42,817	50,015
Cash and cash equivalents at end of the period	$65,179	$139,948

Income taxes paid	$52	$994

Interest paid	$2	$2,387

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

On July 14, 2017, the Company completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), an expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues. See Note 5 “Business Acquisition”.

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

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the three months ended March 31, 2018 are not necessarily indicative of results for the full 2018 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2017.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total revenue and net income for the VIE were $16.3 million and $0.7 million, respectively, for the quarter ended March 31, 2018 and $8.6 million and $(2.6) million, respectively, for the quarter ended March 31, 2017. The VIE’s total assets were $9.1 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively. Total liabilities for the VIE were $40.4 million and $36.5 million at March 31, 2018 and December 31, 2017, respectively. The VIE’s total stockholders’ deficit was $31.2 million and $31.9 million at March 31, 2018 and December 31, 2017, respectively.

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

The Company operates in a  single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $10.9 million for the quarter ended March 31, 2018 and zero for the quarter ended March 31, 2017. Long-lived assets from foreign operations totaled $161.6 million as of March 31, 2018 and zero as of March 31, 2017.

All intercompany transactions and balances have been eliminated.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers during the quarter ended March 31, 2018, as described below. There have been no other changes to the significant accounting policies described in the 2017 Form 10-K that have had a material impact on the consolidated financial statements and related notes.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance required that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance was effective for the Company beginning in the quarter ending March 31, 2018; early adoption was allowed. The revised guidance was required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach. The Company underwent a process of identifying the various types of revenue streams, performed an evaluation of the components of the associated contractual arrangements and determined that the adoption of the new standard had no impact on the consolidated financial statements. See Note 3 “Revenue”, for further information.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019; early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 3. Revenue

The Company generates virtual service revenue from contracts with Clients who purchase access to the Company’s professional Provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s Client contracts include a per-Member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert medical opinion on a per case basis. The Company also has certain contracts that generate revenue based solely on a per

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

telehealth visit basis for general medical and other specialty visits. Accordingly, the Company generates subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical opinion and other specialty visit.

The Company’s agreements generally have a term of one year. The majority of Clients renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telehealth services which occurs when the Company’s Clients and Members have access to and obtain control of the telehealth service. The Company generally bills for the telehealth services on a monthly basis with payment terms generally being 30 days and there are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and this may include a variable transaction price as the number of Members may vary from the initial billing. Based on historical experience, the Company estimates this amount which is recorded as a component of revenue.

Subscription access revenue accounted for approximately 80% of our total revenue during both of the quarters ended March 31, 2018 and 2017.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarters Ended
	March 31,
	2018	2017
Subscription Access Fees:
U.S.	$61,020	$34,343
International Operations	10,709	—
Visit Fee Revenue:
U.S. General Medical, Dermatology and Behavioral Health	12,755	8,555
Other Specialty Visit (Expert Medical Opinion and Other)
U.S.	1,454	—
International Operations	167	—
Visit Fee Only Revenue:
U.S. - General	3,539	—
Total Revenues	$89,644	$42,898

As of March 31, 2018, accounts receivable related to virtual healthcare services, net of allowance for doubtful accounts, were $30.7 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain virtual healthcare service products, payment is required for future months before the telehealth services access is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide telehealth service access. The net increase of $0.4 million in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health product provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. For the three months ended March 31, 2018, the Company issued refunds of approximately $1.2 million.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

estimate of the amount that will be due at the end of the respective client’s contractual period. For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, was not material.

Note 4. Lease Abandonment

In connection with the Company’s abandonment of a facility in Boston, Massachusetts, the Company incurred $1.5 million in lease abandonment charges during the quarter ended March 31, 2018, which is included within acquisition and integration related costs in the consolidated statement of operations. The following table details the associated liability. The current portion of the liability of $0.9 million was recorded in accrued expenses and other current liabilities and the non-current portion of the liability of $0.6 million was recorded in other liabilities in the consolidated balance sheet (in thousands):

Balance January 1, 2018	$—
Charged to expense	1,479
Paid or settled	—
Balance March 31, 2018	$1,479

Note 5. Business Acquisitions

On July 14, 2017, the Company completed the acquisition of Best Doctors through a merger in which Best Doctors became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $445.5 million, net of cash acquired of $13.7 million, which was comprised of 1,855,078 shares of Teladoc’s common stock valued at $66.2 million on July 14, 2017, and $375.0 million of cash, subject to post-closing working capital adjustments in the amount of $4.3 million. Best Doctors provides technology innovations and services to help employers, health plans and provider organizations to ensure that their members combat medical uncertainty with access to the best medical minds. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs of the acquisition were $9.1 million and included transaction costs for investment bankers and other professional fees.

The acquisition described above was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisition was included within the consolidated financial statements commencing on the respective aforementioned acquisition dates.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed at the acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

BestDoctors
Purchase price, net of cash acquired	$445,535
Less:
Accounts receivable	11,205
Property and equipment, net	2,650
Other assets	2,483
Client relationships	112,810
Internal-use software	8,480
Trademarks	24,920
Accounts payable	(393)
Deferred taxes	(11,800)
Other liabilities	(12,337)
Goodwill	$307,517

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
March 31, 2018
Client relationships	2 to 10 years	$136,292	$(19,021)	$117,271	9.0
Non-compete agreements	1.5 to 5 years	3,480	(3,277)	203	0.6
Trademarks	3 to 15 years	26,439	(2,022)	24,417	14.0
Patents	3 years	200	(89)	111	1.6
Internal-use software	2 to 5 years	20,783	(9,292)	11,491	1.8
Intangible assets, net		$187,194	$(33,701)	$153,493	9.2
December 31, 2017
Client relationships	2 to 10 years	$136,362	$(14,711)	$121,651	9.3
Non-compete agreements	1.5 to 5 years	3,480	(3,143)	337	0.8
Trademarks	3 to 15 years	26,454	(1,502)	24,952	14.2
Patents	3 years	200	(72)	128	1.9
Internal-use software	2 to 5 years	20,312	(7,569)	12,743	1.7
Intangible assets, net		$186,808	$(26,997)	$159,811	9.4

Amortization expense for intangible assets was $6.7 million and $1.9 million for the quarters ended March 31, 2018 and 2017, respectively.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill

Goodwill consists of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Beginning balance	$498,520	$188,184
Additions associated with acquisitions	-	307,517
Cumulative translation adjustment	(243)	2,819
Goodwill	$498,277	$498,520

Goodwill is not amortized, but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the period presented in the consolidated financial statements.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Professional fees	$1,115	$1,325
Consulting fees/provider fees	2,816	4,028
Client performance guarantees	3,098	2,617
Legal fees	1,031	759
Interest payable	2,429	367
Lease abandonment obligation - current	829	—
Marketing	643	524
Earnout and compensation	—	722
Printing and postage	—	302
Deferred revenue	4,703	4,111
Other	4,834	4,602
Total	$21,498	$19,357

Note 9. Fair Value Measurements

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$65,179	$—	$—	$65,179
Short-term investments	$—	$54,555	$—	$54,555

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,051	$3,766	$—	$42,817
Short-term investments	$—	$79,489	$—	$79,489
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$666	$666

There were no transfers  between fair value measurement levels during the quarter and three months ended March 31, 2018 and 2016.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2017	$666
Payments earned	(744)
Change in fair value	78
Fair value at March 31, 2018	$—

Note 10. Long Term Bank Loan

There was no long term bank loan outstanding as of March 31, 2018 and December 31, 2017. On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”). The New Term Loan Facility was used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility. The Company has maintained the New Revolving Credit Facility and, as described above, there was no amount outstanding as of March 31, 2018 and December 31, 2017.

The Company was in compliance with all debt covenants at March 31, 2018 and December 31, 2017.

Note 11. Convertible Senior Notes

On June 27, 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

•

during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the indenture governing the 2022 Notes (the “2022 Notes Indenture”)) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or
•

if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2022 Notes Indenture.

On or after June 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes, regardless of the foregoing circumstances.

The conversion rate for the 2022 Notes was initially, and remains, 22.7247 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $44.00 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects (or is deemed to have elected) to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period (as defined in the 2022 Notes Indenture).

The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after December 22, 2020 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2022 Note for redemption on or after December 22, 2020 will constitute a make-whole fundamental change (as defined in the 2022 Notes Indenture) with respect to that 2022 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the 2022 Notes Indenture.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The 2022 Notes consist of the following (in thousands):

	As of March 31,	As of December 31,
Liability component	2018	2017
Principal	$275,000	$275,000
Less: Debt issuance costs, net (1)	(64,568)	(67,630)
Net carrying amount	$210,432	$207,370

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $327 million as of March 31, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2018, the remaining contractual life of the 2022 Notes is approximately 4.3 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

Three Months Ended March 31,
2018
Contractual interest expense	$2,034
Amortization of debt discount	3,062
Total	$5,096
Effective interest rate of the liability component	10.0%

Note 12. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At March 31, 2018, the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Common Stock and Stockholders’ Equity

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

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2017	1,105,856	8,393,888	$17.56	8.36	$145,810
Increase in Plan authorized shares	3,076,705	—	$—	—	$—
Restricted stock units granted	(911,805)	—	$—	—	$—
Stock option grants	(945,501)	945,501	$38.20	—	$—
Restricted stock units forfeited	15,891	—	$—	—	$—
Stock options exercised	—	(651,010)	$13.44	—	$16,850
Stock options forfeited	97,970	(97,970)	$24.24	—	$1,194
Stock options expired	—	—	$—	—	$—
Balance at March 31, 2018	2,439,116	8,590,409	$20.07	8.35	$173,771
Vested or expected to vest at March 31, 2018		8,590,409	$20.07	8.35	$173,771
Exercisable at March 31, 2018		2,591,375	$12.02	7.33	$73,279

The total grant‑date fair value of stock options granted during the quarter ended March 31, 2018 was $52.0 million.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the Black‑Scholes option‑pricing model are determined as follows:

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

Forfeiture rate.  The Company recognizes forfeitures as they occur.

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2018	2017
Volatility	44.4% – 48.1%	46.7% – 47.7%
Expected life (in years)	6.2	6.1
Risk-free interest rate	2.45% - 2.79%	2.10% - 2.30%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$28.02	$10.54

For the quarter ended March 31, 2018 and 2017, the Company recorded compensation expense related to stock options granted of $5.4 million and $2.9 million, respectively.

As of March 31, 2018, the Company had $60.4 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 3.0 years.

Restricted Stock Units

In May 2017, the Company commenced issuing Restricted Stock Units (“RSU’s”) to employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSU’s is determined on the date of grant. On a monthly basis, the Company will record compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period. The vesting period for employees and members of the Board of Directors is ranges from one to four years.

Activity under the RSU’s is as follows (in thousands, except share and per share amounts and years):

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2017	633,115	$33.84
Granted	911,805	$38.51
Vested and issued	(95,094)	$33.51
Cancelled/forfeited	(15,891)	$32.52
Balance at March 31, 2018	1,433,935	$36.84
Vested and exercisable at March 31, 2018	180,000	$35.25
Non-vested at March 31, 2018	1,223,939	$36.81

The total grant‑date fair value of RSU’s granted during the quarter March 31, 2018 were $35.1 million. There was no RSU’s granted during the quarter ended March 31, 2017.

For the quarter ended March 31, 2018, the Company recorded stock based compensation expense related to the RSU’s of $2.3 million. There was no charge for the quarter ended March 31, 2017.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP. A total of 645,258 shares of common stock were reserved for issuance under this plan as of March 31, 2018. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarter ended March 31, 2018, the Company had not issued any shares under the ESPP. During 2017, the Company issued 127,510 shares under the ESPP. 517,748 shares remained available for issuance as of March 31, 2018.

For the quarter ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $0.1 million and $0.2 million, respectively, based on offerings made under the plan to-date.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended
	March 31,
	2018	2017
Administrative and marketing	$402	$203
Sales	1,574	754
Technology and development	1,215	449
General and administrative	4,641	1,691
Total stock-based compensation expense	$7,832	$3,097

Note 14. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter ended March 31, 2018, the income tax benefit was recognized for the indefinite lived NOL that is forecasted for the 2018 calendar year which can be netted up to 80% of the deferred tax liability associated with the goodwill, offset by timing differences with respect to the treatment of the amortization of tax deductible goodwill, as well as foreign related income. Income tax provisions recognized for the quarter ended March 31, 2017, were primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. A majority of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

H.R. 1, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. The Tax Act included significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The Company recognized the impact of the reduction in the U.S. statutory rate from 35% to 21% at December 31, 2017 as well as the impact of the mandatory repatriation, which was fully offset with a change in valuation allowance. Given the significance of the legislation, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provided for up to a one-year period in which to complete the required analyses and accounting. The Company is continuing to evaluate the impacts of the Tax Cuts and Jobs Act in accordance with SAB 118.

Beginning with the quarter ended March 31, 2018, the Company is calculating tax expense based on the newly enacted U.S. statutory rate of 21%. The Tax Act includes a Base Erosion Anti-Abuse Tax, commonly referred to as BEAT, which imposes a minimum tax on certain deductible payments or accruals made to foreign affiliates in tax years beginning after December 31, 2017. The Company has determined that it is currently not subject to BEAT. The Tax Act imposes a minimum tax on global intangible low-taxed income, commonly referred to as GILTI. The Company does not expect to recognize any tax expense related to GILTI as it has net operating losses available and a full valuation allowance. In addition the Tax Act imposes an interest expense limitation which disallows a portion of the interest deduction based on EBTIDA. While the disallowed interest deduction is deferred, there is no impact to tax expense due to the current year taxable loss and related valuation allowance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

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

•	ongoing legal challenges to or new state actions against our business model;

•	our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	our ability to operate in the heavily regulated healthcare industry;

•	our history of net losses and accumulated deficit;

•	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

•	risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	our ability to establish and maintain strategic relationships with third parties;

•	risks specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

•	our ability to recruit and retain a network of qualified Providers;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	rapid technological change in the telehealth market;

•	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and its impact on our financial condition and results of operations;

•	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

•	risks associated with a material weakness that has been identified;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Form 10-Q; and

•	other factors beyond our control.

The foregoing list of factors is not exhaustive, and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K in the Annual Report for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We believe we are the largest and most trusted telehealth provider in the world. Recognized by MIT Technology Review as one of the “50 Smartest Companies”, we are forging a new healthcare experience with better convenience, outcomes and value. We provide virtual access to high quality care and expertise, with a portfolio of services and solutions covering 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By marrying the latest in data and analytics with an award-winning user experience and a  highly flexible technology platform, we have delivered millions of medical visits to patients around the globe. Over 20 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. We completed approximately 606,000 telehealth visits in the first three months of 2018 and approximately 1,463,000 telehealth visits for the full year of 2017. U.S. paid membership was 20.8 million on March 31,2018, compared to 14.8 million (adjusted for the 5.4 million Aetna and Amerigroup lives) on March 31, 2017. Visit fee only access was provided to 9.5 million individuals as of March 31, 2018 and zero as of March 31, 2017.

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

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth general medical visit basis, through a visit fee. Certain of our Client contracts generate revenue for expert medical opinions on a per case basis. Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries or themselves, while general medical and other specialty visit fees are paid by either Clients or Members.

We generated $89.6 million and $42.9 million in revenue for the quarters ended March 31, 2018 and 2017, respectively, representing 109% year-over-year growth. Excluding the impact from Best Doctors our organic growth rate was 47%. We had net losses of $23.9 million and $15.7 million for the quarters ended March 31, 2018 and 2017, respectively. For both of the quarters ended March 31, 2018 and 2017, 80% and 20% of our revenue was derived from subscription access fees and visit fees, respectively.

In December 2017, we successfully closed on a follow on public offering (the “December Offering”) in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million. In January 2017, we successfully closed on a follow-on public offering (the “Follow-On Offering”) in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offerings.

On July 14, 2017, we completed our acquisition of Best Doctors, for aggregate consideration of $445.5 million, comprised of $379.4 million of cash and $66.2 million of our common stock (or 1,855,078 shares), net of cash acquired.  Best Doctors is a leading expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues.

.

Key Factors Affecting Our Performance

Number of U.S. Paid Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of U.S. Paid Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide U.S. Paid Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of U.S. Paid Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance member experiences. U.S. Paid membership were 20.8 million on March 31, 2018, compared to 14.8 million (adjusted for the 5.4 million Aetna and Amerigroup lives) on March 31, 2017.

Number of Visits.  We also recognize revenue in connection with the completion of a general medical visit, expert medical opinion and other specialty visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of U.S. Paid Members in a Client’s population, U.S. Paid Member utilization visit fee only individuals of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current U.S. Paid Member utilization rate and further penetration into existing and sales to new health plan clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Total visits increased by approximately 221,000 for the quarter ended March 31, 2018 compared to the same period in 2017.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of general medical visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our Provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2017 filed with the SEC.

Components of Results of Operations

Revenue

On January 1, 2018, we adopted Accounting Standards (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. The adoption of ASU 2014-09 had no impact on our consolidated financial position, results of operations or cash flows.

We generate revenue from contracts with Clients who purchase access to our professional Provider network or medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert medical opinion on a per case basis. We also have certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. Accordingly, we generate subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical opinion and other specialty visit.

Our agreements generally have a term of one year. The majority of Clients renew their contracts following their first year of services. Revenues are recognized when we satisfy our performance obligation to stand ready to provide telehealth services which occurs when our Clients and Paid Members have access to and obtain control of the telehealth service.

Subscription access revenue accounted for approximately 80% of our total revenue during both of the quarters ended March 31, 2018 and 2017.

Certain of our contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by us for specific service level performance. If client performance metrics are not being realized, we record, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period.

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

Revenue from Clients for operations located in the United States for the quarters ended March 31, 2018 and 2017 were $78.7 million and $42.9 million, respectively.

Revenue from Clients for operations located outside the United States for the quarter ended March 31, 2018 was  $10.9 million and zero in 2017.

No Client represented over 10% of revenues for the quarters ended March 31, 2018 and 2017.

No Client represented over 10% of accounts receivable at March 31, 2018 and 2017.

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers and medical experts, costs incurred in connection with our Provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our Provider network operations center activities, medical records, magnetic resonance imaging, medical lab tests, translation, postage and medical malpractice insurance. Cost of revenue is driven primarily by the number of general medical visits, expert medical opinions and other specialty visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we currently expect to continue to enhance our Provider network operations center as well as our sales and technology capabilities to support business growth, we believe our increased investment in automation and integration capabilities and economies of scale in our Provider network operations center operating model, will position us to grow our revenue at a greater rate than our cost of revenue.

Gross Profit

Our gross profit is our total revenue minus our total cost of revenue, and we also express our gross profit as a percentage of our total revenue. Our gross profit has been and will continue to be affected by a number of factors, including the fees we charge our Clients, the number of visits and cases we complete the costs paid to Providers and medical experts as well as the costs of our Provider network operations center. We expect our annual gross profit to decrease over the next several years and our quarterly gross profit is expected to fluctuate in any calendar year from quarter to quarter depending on the interplay of these aforementioned factors.

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

Acquisition and Integration Related Costs

Acquisition and integration related costs include investment banking, financing, legal, accounting, consultancy, lease abandonment, integration and certain non-recurring transaction costs related to mergers and acquisitions.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, product development, business development, operations and human resources departments. They also include stock-based compensation costs related to our board of directors and our employees and most of the facilities costs including utilities and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

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

Income Tax Provision

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between the treatment of goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance at March 31, 2018 and December 31, 2017, due to the uncertainty surrounding the future realization of such assets.

H.R. 1, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. The Tax Act included significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. Beginning with the quarter ended March 31, 2018, we are calculating tax expense based on the newly enacted U.S. statutory rate of 21%.

The Tax Act includes a Base Erosion Anti-Abuse Tax, commonly referred to as BEAT, which imposes a minimum tax on certain deductible payments or accruals made to foreign affiliates in tax years beginning after December 31, 2017. We determined that it is currently not subject to BEAT. The Tax Act imposes a minimum tax on global intangible low-taxed income, commonly referred to as GILTI. We do not expect to recognize any tax expense related to GILTI as it has net operating losses available and a full valuation allowance. In addition the Tax Act imposes an interest expense limitation which disallows a portion of the interest deduction based on EBTIDA.  While the disallowed interest deduction is deferred, there is no impact to tax expense due to the current year taxable loss and related valuation allowance.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters ended March 31, 2018 and 2017 and the dollar and percentage change between the respective periods:

	Quarters Ended March 31,
	2018	2017
	$	$	Variance	%
Revenue	$89,644	$42,898	$46,746	109%
Cost of revenue	26,856	12,139	14,717	121%
Gross profit	62,788	30,759	32,029	104%
Operating expenses:
Advertising and marketing	20,325	12,616	7,708	61%
Sales	13,783	7,988	5,795	73%
Technology and development	12,904	6,512	6,392	98%
Legal	481	343	138	40%
Regulatory	564	1,007	(443)	-44%
Acquisition and integration related costs	1,569	—	1,569	n/m %
General and administrative	24,001	14,488	9,513	66%
Depreciation and amortization	8,253	2,607	5,646	217%
Loss from operations	(19,092)	(14,802)	(4,290)	29%
Interest expense, net	4,873	702	4,171	594%
Net loss before taxes	(23,965)	(15,504)	(8,461)	55%
Income tax (benefit) provision	(103)	150	(253)	-169%
Net loss	$(23,862)	$(15,654)	$(8,208)	52%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBTIDA and Adjusted EBITDA for the quarters ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(23,862)	$(15,654)
Add:
Interest expense, net	4,873	702
Income tax (benefit) provision	(103)	150
Depreciation expense	1,531	658
Amortization expense	6,722	1,949
EBITDA(1)	(10,839)	(12,195)
Stock-based compensation	7,832	3,097
Acquisition and integration related costs	1,569	—
Adjusted EBITDA(1)	$(1,438)	$(9,098)

(1)	Non-GAAP Financial Measures:

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

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization, stock-based compensation and acquisition and integration related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA and Adjusted EBITDA have important limitation as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;
•	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;
•	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions;
•	Adjusted EBITDA does not reflect the significant non cash stock compensation expense which should be viewed as a component of recurring operating costs; and
•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

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

Consolidated Results of Operations Discussion

We completed our acquisition of Best Doctors on July 14, 2017. The results of operations of the aforementioned acquisition has been included in our unaudited consolidated financial statements included in this Quarterly Report since completion of the acquisition.

Revenue.  Total revenue was $89.6 million for the quarter ended March 31, 2018, compared to $42.9 million during the quarter ended March 31, 2017, an increase of $46.7 million, or 109%, organic growth was 47%. The increase in revenue in 2018 was substantially driven by the acquisition of Best Doctors contributing $26.8 million in revenue, and an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new Clients, as the number of paid Members increased by 41% from March 31, 2017 to March 31, 2018.  Revenue from U.S. subscription access fees was $61.0 million compared to $34.3 million for the quarter ended March 31, 2017. We generated $10.7 million of international subscription access fees for the quarter ended March 31, 2018 and zero for the quarter ended March 31, 2017. We completed approximately 606,000 visits, representing $17.9 million of visit fees for the quarter ended March 31, 2018, compared to approximately 385,000 visits, representing $8.5 million of visit fees during the quarter ended March 31, 2017, an increase of $9.4 million, or 109%. Revenue from general medical visits and other specialty visits (primarily expert medical opinions) was $16.3 million and $1.6 million for the quarter ended March 31, 2018, respectively.

Cost of Revenue.  Cost of revenue was $26.8 million for the quarter ended March 31, 2018 compared to $12.1 million for the quarter ended March 31, 2017, an increase of $14.7 million, or 121%. The increase was primarily due to the additional $8.5 million in costs associated with Best Doctors services, and increased general medical visits resulting in increased provider fees, and physician network operation center costs.

Gross Profit.  Gross profit was $62.8 million, or 70% as a percentage of revenue, for the quarter ended March 31, 2018 compared to $30.8 million, or 72%, as a percentage of revenue, for the quarter ended March 31, 2017, an increase of $32.0 million, or 104%. The increase in gross profit reflects the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $20.4 million for the quarter ended March 31, 2018 compared to $12.6 million for the quarter ended March 31, 2017, an increase of $7.8 million, or 62%. Including the impact from Best Doctors, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $6.6 million, increased staffing of $1.1 million and other expenses of $0.1 million.

Sales Expenses.  Sales expenses were $13.8 million for the quarter ended March 31, 2018 compared to $8.0 million for the quarter ended March 31, 2017, an increase of $5.8 million, or 73%. Including the impact from Best Doctors, this increase primarily consisted of increased staffing and sales commissions of $5.0 million and an increase to other sales expenses of $0.8 million.

Technology and Development Expenses.  Technology and development expenses were $12.9 million for the quarter ended March 31, 2018 compared to $6.5 million for the quarter ended March 31, 2017, an increase of $6.4 million, or 98%. Including the impact from Best Doctors, this increase resulted primarily from hiring additional personnel totaling $4.1 million, technology and development expense of $1.6 million and other expenses of $0.8 million.

Legal Expenses.  Legal expenses were $0.5 million for the quarter ended March 31, 2018 compared to $0.3 million for the quarter ended March 31, 2017, an increase of $0.2 million, or 40%. The increase in 2018 resulted primarily from increased costs to support current legal activities.

Regulatory Expenses.  Regulatory expenses were $0.6 million for the quarter ended March 31, 2018 compared to $1.0 million for the quarter ended March 31, 2017, a decrease of $0.4 million, or 44%. The decrease resulted primarily from decreased costs required in connection with the Company’s regulatory efforts.

Acquisition and Integration Related Costs.  Acquisition and integration related costs were $1.5 million for the quarter ended March 31, 2018 compared to zero for the quarter ended March 31, 2017, an increase of $1.5 million, primarily represents the costs associated with the abandonment of the corporate office lease of Best Doctors.

General and Administrative Expenses.  General and administrative expenses were $24.0 million for the quarter ended March 31, 2018 compared to $14.5 million for the quarter ended March 31, 2017,  an increase of $9.5 million, or 66%. This increase was driven primarily by an increase in employee-related expenses of approximately $12.8 million resulting from growth in total employee headcount to 1,263 at March 31, 2018 as compared to 695 employees at March 31, 2017 primarily from the impact from the Best Doctors acquisition. Other expenses, which include office-related charges, professional fees and bank charges, increased by $3.5 million for the quarter ended March 31, 2018 as compared to March  31, 2017, to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $8.3 million for the quarter ended March 31, 2018 compared to $2.6 million for the quarter ended March 31, 2017, an increase of $5.7 million, or 217%. The increase was primarily due to the impact from the Best Doctors acquisition. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that grew from $36.7 million at March 31, 2017 to $187.2 million at March 31, 2018 and an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $12.3 million at March 31, 2017 to $18.4 million at March 31, 2018.

Interest Expense, Net.  Interest expense, net consists of interest costs and amortization of debt issuance costs associated with our bank, other debt and Convertible Senior Notes and interest income from short-term investments in marketable securities. Interest expense, net was $4.9 million for the quarter ended March 31, 2018 compared to $0.7 million for the quarter ended March 31, 2017. The increase in net interest expense in in 2018 reflects costs associated with the Convertible Senior Notes.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended
	March 31,
	2018	2017
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(13,871)	$(12,507)
Net cash provided (used in) by investing activities	23,972	(20,989)
Net cash provided by financing activities	12,198	123,429
Total	$22,299	$89,933

Since our inception, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

On December 4, 2017, we successfully closed on its December Offering, in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On July 14, 2017, the Company acquired Best Doctors. The purchase price was $445.5 million consisting of $379.4 million of cash and 1.9 million shares of Teladoc’s common stock valued at approximately $66.2 million on July 14, 2017.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “ New Revolving Credit Facility”) which resulted in net proceeds of $166.7 million after debt issuance related costs. The New Term Loan Facility of $175.0 million was subsequently repaid in conjunction with the December Offering described above.

On July 13, 2017, the Company repaid all the outstanding amounts under both the SVB Line of Credit Facility and the Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and final deferred origination fees of $1.5 million and accrued expense of $0.2 million.

In June 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022. The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

In January 2017, we received $123.9 million of net cash proceeds associated with the issuance of 7,887,500 shares of common stock in conjunction with our Follow-On Offering, after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Our principal sources of liquidity are cash and cash equivalents totaling $65.2 million as of March 31, 2018, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $54.6 million as of March 31, 2018.

Cash Used in Operating Activities

For the three months ended March 31, 2018, cash used in operating activities was $13.9 million. The negative cash flows resulted primarily from our net loss of $23.9 million and deferred income tax of $0.6 million, partially offset by depreciation and amortization of $8.3 million, allowance for doubtful accounts of $1.1 million, stock-based compensation of $7.8 million, accretion of interest $3.0 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $9.6 million, all of which was used to support the growth of the business.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $24.0 million for the three months ended March 31, 2018. Cash provided by investing activities consisted of maturities of short-term marketable securities of $25.0 million, net of sales, purchases of property and equipment totaling $0.5 million and investments in internally developed capitalized software of $0.5 million.

Cash used in investing activities was $21.0 million for the three months ended March 31, 2017. Cash used in investing activities consisted of purchases and maturities of short-term marketable securities of $20.2 million, net of sales, offset by purchases of property and equipment totaling $0.6 million and investments in internally developed capitalized software of $0.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $12.2 million. Cash provided by financing activities consisted $8.6 million of proceeds from the exercise of employee stock options and $3.6 million of cash recorded for tax withholding for options exercised.

Cash provided by financing activities for the three months ended March 31, 2017 was $123.4 million. Cash provided by financing activities consisted of $123.9 million of net cash proceeds from our Follow-Up Offering, $1.2 million of proceeds from the exercise of employee stock options and $0.3 million of tax withholding for options exercised, offset by the repayment of $2.0 million under the Subordinated Promissory Note.

Looking Forward

As a result of our recent follow-on offerings, we received $134.7 million and $123.9 million of net cash proceeds in December 2017 and January 2017, respectively. Additionally in June 2017, we issued the 2022 Notes with net proceeds of $263.7 million and in July 2017, we entered into a New Revolving Credit Facility of $10.0 million as well as a New Term Loan Facility of $175.0 million which was subsequently repaid in conjunction with the December Offering. In July 2017, we acquired Best Doctors for approximately $379.4 million in cash and we paid off the entire SVB Facilities plus other deal related costs amounting to approximately $53.7 million. At March 31, 2018, the Company’s cash and short-term investments were $119.7 million. Currently, we anticipate positive Adjusted EBITDA results in 2018.

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

Shelf Registration Statements

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016, the “2016 Shelf”. Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of common stock eligible for resale by certain existing shareholders.

In January 2017, we successfully closed on our Follow-On Offering off of the 2016 Shelf in which the Company issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 1,600,000 shares offered by certain stockholders of the Company, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

We filed an automatically effective shelf registration statement on Form S-3 under the Securities Act on November 28, 2017 (the “2017 Shelf”). Under the 2017 Shelf at the time of effectiveness, we had the ability to raise up to $175 million by selling common stock in addition to 1,200,000 shares of common stock eligible for resale by certain shareholders.

In December 2017, we successfully closed on our December Offering off of the 2017 Shelf in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 830,000 shares offered by certain stockholders of the Company, at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

Indebtedness

There was no long term bank debt outstanding as of March 31, 2018 and December 31, 2017. On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million New Term Loan Facility and a $10.0 million New Revolving Credit Facility. The New Term Loan Facility was used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility. The Company has maintained the New Revolving Credit Facility and, as described above, there was no amount outstanding as of March 31, 2018 and December 31, 2017.

In June 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

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

•

during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the indenture governing the 2022 Notes (the “2022 Notes Indenture”) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the 2022 Notes Indenture;
•

if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2022 Notes Indenture; or

•	on or after June 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

The conversion rate for the 2022 Notes was initially, and remains, 22.7247 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $44.00 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects (or is deemed to have elected) to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period (as defined in the 2022 Notes Indenture).

 The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after December 22, 2020 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2022 Note for redemption on or after December 22, 2020 will constitute a make-whole fundamental change (as defined in the 2022 Notes Indenture) with respect to that 2022 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the 2022 Notes Indenture.

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

The fair value of the 2022 Notes was approximately $327 million as of March 31, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2018, the remaining contractual life of the 2022 Notes is approximately  4.3 years.

The Company was in compliance with all debt covenants at March 31, 2018 and December 31, 2017.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2018:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$26,311	$6,523	$8,730	$6,392	$4,666
Obligations under the Convertible Notes	275,000	—	—	275,000	—
Interest associated with long term debt	34,989	8,250	16,500	10,239	—
Total	$336,300	$14,773	$25,230	$291,631	$4,666

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of March 31, 2018. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

In connection with the preparation of our annual financial statements as of and for the year ended December 31, 2017, management identified a material weakness relating to the accounting for certain fourth quarter 2017 awards of stock-based compensation with unique or different terms than the Company’s standard stock awards. The material weakness had no impact on the Company’s financial position or cash flows. Management has taken action to remediate this material weakness by designing a series of controls that address manual, infrequent or unique stock compensation awards. These controls have been documented and the accounting staff responsible for stock based compensation expense has completed renewed training in the accounting of these types of awards. As a result of these actions and the results of the testing of the controls, management concluded that the material weakness in internal controls over financial reporting was remediated at March 31, 2018.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those remedial actions described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business.

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At March 31, 2018, the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

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

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of June 19, 2017, by and among Teladoc, Inc., Barolo Acquisition Corp., Best Doctors Holdings, Inc., Shareholder Representative Services LLC, as stockholder representative, BBH Capital Partners IV, L.P. and BBH Capital Partners QP IV, L.P.	8-K	001-37477	2.1	6/20/17
2.2	Amendment to Agreement and Plan of Merger, dated as of July 14, 2017, by and among Teladoc, Inc., Best Doctors Holdings, Inc. and Shareholder Representative Services LLC, as stockholder representative	8-K	001-37477	2.1	7/18/17
3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Second Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	5/31/17

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17
4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17
10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program (as amended).	10-Q	001-37477	10.7	2/27/18

10.8	Teladoc, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18
10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.11	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn.	8-K	001-37477	10.1	12/30/16

10.12	Executive Severance Agreement, dated July 17, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.12	2/27/18
10.13	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.132	2/27/18
10.14	Teladoc, Inc. 2017 Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.15	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.13	2/27/18

10.16	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.17	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.18	Credit Agreement, dated as of July 14, 2017, by and among Teladoc, Inc., as Borrower, the Lendersfrom time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17
21.1	Subsidiaries of the Registrant.	10-K	001-37477	21.1	2/27/18

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC, INC.

Date: May 1, 2018	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: May 1, 2018	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer