Form 10-Q
period 2018-06-30
Teladoc, Inc.
filed 2018-08-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

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

As of July 30, 2018, the Registrant had 69,542,584 shares of Common Stock outstanding.

TELADOC, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$105,804	$42,817
Short-term investments	26,559	79,489
Accounts receivable, net of allowance of $3,045 and $2,422, respectively	38,100	27,094
Prepaid expenses and other current assets	8,396	6,839
Total current assets	178,859	156,239
Property and equipment, net	10,034	8,963
Goodwill	745,280	498,520
Intangible assets, net	264,677	159,811
Other assets	1,059	858
Total assets	$1,199,909	$824,391
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,545	$3,884
Accrued expenses and other current liabilities	27,936	19,357
Accrued compensation	23,538	17,089
Total current liabilities	57,019	40,330
Other liabilities	5,579	4,882
Deferred taxes	35,175	12,906
Convertible senior notes, net	402,755	207,370
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 64,303,938 shares and 61,534,101 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	64	61
Additional paid-in capital	1,062,362	866,330
Accumulated deficit	(360,517)	(311,577)
Accumulated other comprehensive income (loss)	(2,528)	4,089
Total stockholders’ equity	699,381	558,903
Total liabilities and stockholders’ equity	$1,199,909	$824,391

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$94,560	$44,591	$184,204	$87,489
Cost of revenue	27,684	10,026	54,540	22,165
Gross profit	66,876	34,565	129,664	65,324
Operating expenses:
Advertising and marketing	19,561	12,278	39,886	24,894
Sales	14,559	7,324	28,342	15,312
Technology and development	14,348	7,537	27,252	14,049
Legal	108	277	589	620
Regulatory	531	987	1,095	1,994
Acquisition and integration related costs	5,800	2,113	7,369	2,113
Gain on sale	(4,070)	—	(4,070)	—
General and administrative	26,140	15,873	50,141	30,361
Depreciation and amortization	8,046	2,668	16,299	5,275
Loss from operations	(18,147)	(14,492)	(37,239)	(29,294)
Interest expense, net	6,910	774	11,783	1,476
Net loss before taxes	(25,057)	(15,266)	(49,022)	(30,770)
Income tax (benefit) provision	22	149	(81)	299
Net loss	$(25,079)	$(15,415)	$(48,941)	$(31,069)
Net loss per share, basic and diluted	$(0.40)	$(0.28)	$(0.78)	$(0.58)

Weighted-average shares used to compute basic and diluted net loss per share	62,975,535	54,572,862	62,389,902	53,389,435

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(25,079)	$(15,415)	$(48,941)	$(31,069)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities	41	3	41	—
Cumulative translation adjustment	(6,010)	—	(6,658)	—
Other comprehensive income (loss), net of tax	(5,969)	3	(6,617)	—
Comprehensive loss	$(31,048)	$(15,412)	$(55,558)	$(31,069)

See accompanying notes to unaudited consolidated financial statements

TELADOC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(48,941)	$(31,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,299	5,275
Allowance for doubtful accounts	1,258	764
Stock-based compensation	18,891	7,662
Deferred income taxes	(1,258)	299
Accretion of interest	7,627	28
Gain on sale	(4,070)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,027)	(1,186)
Prepaid expenses and other current assets	(540)	700
Other assets	(73)	107
Accounts payable	1,371	(1,085)
Accrued expenses and other current liabilities	(287)	1,703
Accrued compensation	(3,812)	(264)
Other liabilities	45	1,645
Net cash used in operating activities	(17,517)	(15,421)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(2,015)	(1,299)
Purchase of internal-use software	(1,388)	(285)
Purchase of marketable securities	(12,141)	(34,954)
Proceeds from marketable securities	67,970	19,677
Sale of assets	5,500	—
Acquisition of business, net of cash acquired	(273,535)	—
Net cash used in investing activities	(215,609)	(16,861)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	15,765	4,316
Proceeds from issuance of convertible notes	279,126	263,722
Repayment of debt	—	(2,000)
Proceeds from issuance of common stock	—	123,928
Proceeds from employee stock purchase plan	1,423	1,265
Proceeds from cash received for withholding taxes on stock-based compensation, net	500	260
Net cash provided by financing activities	296,814	391,491
Net increase in cash and cash equivalents	63,688	359,209
Foreign exchange difference	(701)	—
Cash and cash equivalents at beginning of the period	42,817	50,015
Cash and cash equivalents at end of the period	$105,804	$409,224

Income taxes paid	$59	$—

Interest paid	$4,125	$1,847

See accompanying notes to unaudited consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Unless the context otherwise requires, Teladoc, Inc., together with its subsidiaries, is referred to herein as “Teladoc” or the “Company”. The Company’s principal executive offices are located in Purchase, New York, Lewisville, Texas and Barcelona, Spain. Teladoc is the global leader in providing virtual healthcare services.

On May 31, 2018, the Company completed the acquisition of Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), a leading global virtual healthcare provider. See Note 5 “Business Acquisition”.

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

On January 24, 2017, Teladoc completed a follow on public offering (the “Follow-On Offering”) in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. The Company received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

See Note 16 “Subsequent Events” for information regarding the Company’s follow-on public offering in July 2018.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and six months ended June 30, 2018 are not necessarily indicative of results for the full 2018 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2017.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Total revenue and net income (loss) for the VIE were $12.6 million and $1.3 million, respectively, for the quarter ended June 30, 2018 and $7.1 million and $(1.8) million, respectively, for the quarter ended June 30, 2017. Total revenue and net income (loss) for the VIE were $28.9 million and $2.0 million, respectively, for the six months ended June 30, 2018 and $15.7 million and $(4.4) million, respectively, for the six months ended June 30, 2017. The VIE’s total assets were $6.5 million and $4.5 million at June 30, 2018 and December 31, 2017, respectively. Total liabilities for the VIE were $36.5 million and $36.5 million at June 30, 2018 and December 31, 2017, respectively. The VIE’s total stockholders’ deficit was $30.0 million and $32.0 million at June 30, 2018 and December 31, 2017, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $15.0 million and zero for the quarter ended June 30, 2018 and 2017, respectively. Revenue earned by foreign operations outside of the United States were $25.9 million and zero for the six months ended June 30, 2018 and 2017, respectively. Long-lived assets from foreign operations totaled $423.7 million as of June 30, 2018 and $163.3 million as of December 31, 2017.

All intercompany transactions and balances have been eliminated.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers during the quarter ended March 31, 2018. See Note 3 “Revenue” for further information. There have been no other changes to the significant accounting policies described in the 2017 Form 10-K that have had a material impact on the consolidated financial statements and related notes.

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

Note 3. Revenue

The Company generates virtual healthcare service revenue from contracts with clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s client contracts include a per-member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert medical opinion on a per case basis. The Company also has certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. For the Company’s direct-to-consumer behavioral health product, members purchase access to the Company’s professional provider network for a subscription access fee. Accordingly, the Company generates subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical opinion and other specialty visit.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Subscription access revenue accounted for approximately 84% of our total revenue during both of the quarters ended June 30, 2018 and 2017. Subscription access revenue accounted for approximately 82% of our total revenue during both of the six months periods ended June 30, 2018 and 2017.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Subscription Access Fees:
U.S.	$65,066	$37,476	$126,086	$71,819
International	14,731	—	25,440	—
Visit Fee Revenue:
U.S. General Medical, Dermatology and Behavioral Health	10,194	7,115	22,949	15,670
Other Specialty Visit (Expert Medical Opinion and Other)
U.S.	1,601	—	3,055	—
International	258	—	425	—
Visit Fee Only Revenue:
U.S. - General Medical	2,710	—	6,249	—
Total Revenues	$94,560	$44,591	$184,204	$87,489

As of June 30, 2018, accounts receivable, net of allowance for doubtful accounts, were $38.1 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $3.3 million in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by the acquisition of Advance Medical and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. For the quarter ended June 30, 2018, the Company issued refunds of approximately $0.4 million. For the six months ended June 30, 2018, the Company issued refunds of approximately $1.6 million.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Note 4. Lease Abandonment

In connection with the Company’s abandonment of a facility in Boston, Massachusetts, the Company incurred $1.5 million in lease abandonment charges during the quarter ended March 31, 2018, which is included within acquisition and integration related costs in the consolidated statement of operations. The following table details the associated liability. The current portion of the liability of $0.8 million was recorded in accrued expenses and other current liabilities and the non-current portion of the liability of $0.5 million was recorded in other liabilities in the consolidated balance sheet (in thousands):

Balance January 1, 2018	$—
Charged to expense	1,479
Paid or settled	(217)
Balance June 30, 2018	$1,262

Note 5. Business Acquisitions

On May 31, 2018, the Company completed the acquisition of Advance Medical through a merger in which Advance Medical became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $351.7 million, net of cash acquired of $8.8 million, which was comprised of 1,344,387 shares of Teladoc’s common stock valued at $68.6 million on May 31, 2018, and $291.9 million of cash. Advance Medical is a leading global virtual healthcare provider offering a portfolio of virtual healthcare and expert medical opinion solutions. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $5.7 million and included transaction costs for investment bankers and other professional fees.

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

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were included within the consolidated financial statements commencing on the aforementioned acquisition dates.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed at the respective acquisition dates. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets acquired and liabilities assumed (in thousands):

	Advance Medical	BestDoctors
Purchase price, net of cash acquired	$351,694	$445,535
Less:
Accounts receivable	8,553	11,205
Property and equipment, net	1,326	2,650
Other assets	3,675	2,483
Client relationships	100,763	112,810
Non-compete agreements	1,540	—
Internal-use software	617	8,480
Trademarks	16,190	24,920
Favorable leases	203
Accounts payable	(361)	(393)
Deferred taxes	(23,489)	(11,800)
Other liabilities	(8,499)	(12,337)
Goodwill	$251,176	$307,517

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the quarters ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017 below have been prepared as if Advance Medical and Best Doctors had been purchased on January 1, 2017.

	Unaudited Pro Forma		Unaudited Pro Forma
	Quarters Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Revenue	$105,763	$85,477	$213,869	$166,459
Net loss	$(21,221)	$(17,543)	$(46,170)	$(37,224)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results. The Company recorded $6.2 million of revenue and $0.1 million of net income from Advance Medical for the quarter and six months ended June 30, 2018.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
June 30, 2018
Client relationships	2 to 20 years	$235,621	$(23,759)	$211,862	14.0
Non-compete agreements	1.5 to 5 years	5,020	(3,436)	1,584	2.8
Trademarks	3 to 15 years	42,313	(2,610)	39,703	14.2
Patents	3 years	200	(106)	94	1.4
Internal-use software and others	1.5 to 5 years	22,510	(11,076)	11,434	1.6
Intangible assets, net		$305,664	$(40,987)	$264,677	13.4
December 31, 2017
Client relationships	2 to 10 years	$136,362	$(14,711)	$121,651	9.3
Non-compete agreements	1.5 to 5 years	3,480	(3,143)	337	0.8
Trademarks	3 to 15 years	26,454	(1,502)	24,952	14.2
Patents	3 years	200	(72)	128	1.9
Internal-use software	2 to 5 years	20,312	(7,569)	12,743	1.7
Intangible assets, net		$186,808	$(26,997)	$159,811	9.4

Amortization expense for intangible assets was $7.3 million and $2.0 million for the quarters ended June 30, 2018 and 2017, respectively.

Amortization expense for intangible assets was $14.0 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively.

Note 7. Goodwill

Goodwill consists of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Beginning balance	$498,520	$188,184
Additions associated with acquisitions	251,176	307,517
Cumulative translation adjustment	(4,417)	2,819
Goodwill	$745,280	$498,520

Goodwill is not amortized, but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Professional fees	$1,194	$1,325
Consulting fees/provider fees	2,743	4,028
Client performance guarantees	2,859	2,617
Legal fees	651	759
Interest payable	963	367
Lease abandonment obligation - current	818	—
Marketing	5,580	524
Earnout and compensation	—	722
Printing and postage	—	302
Deferred revenue	7,446	4,111
Asset sale liability (see Note 15)	1,430	—
Other	4,252	4,602
Total	$27,936	$19,357

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

The Company measured its contingent consideration at fair value on a recurring basis and classified such as Level 3. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of the possible payments.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$105,804	$—	$—	$105,804
Short-term investments	$—	$26,559	$—	$26,559

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,051	$3,766	$—	$42,817
Short-term investments	$—	$79,489	$—	$79,489
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$666	$666

There were no transfers  between fair value measurement levels during the quarter and six months ended June 30, 2018 and 2017.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2017	$666
Payments earned	(744)
Change in fair value	78
Fair value at June 30, 2018	$—

Note 10.  Revolving Credit Facility

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”). The New Term Loan Facility was used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and cash on hand and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility. The Company has maintained the New Revolving Credit Facility and, as described above, there was no amount outstanding as of June 30, 2018 and December 31, 2017.

The Company was in compliance with all debt covenants at June 30, 2018 and December 31, 2017.

Note 11. Convertible Senior Notes

Convertible Senior Notes Due 2025

On May 8, 2018, the Company issued, at par value, $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to the Company from the offering were $279.1 million after deducting offering costs of approximately $8.4 million.

The 2025 Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to the Company’s liabilities that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their 2025 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the indenture governing the 2025 Notes (the “2025 Notes Indenture”)) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the 2025 Notes Indenture; or
•

if the Company calls the 2025 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2025 Notes Indenture.

On or after November 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes, regardless of the foregoing circumstances.

The conversion rate for the 2025 Notes was initially, and remains, 18.6621 shares of the Company’s common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $53.58 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects (or is deemed to have elected) to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period (as defined in the 2025 Notes Indenture).

The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after May 22, 2022 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2025 Note for redemption on or after May 22, 2022 will constitute a make-whole fundamental change (as defined in the 2025 Notes Indenture) with respect to that 2025 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the 2025 Notes Indenture.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to November 15, 2024 (the first date on which the Company may be required to repurchase the 2025 Notes at the option of the holder). The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2025 Notes was $91.4 million, net of issuance costs which was recorded in additional paid-in capital on the accompanying consolidated balance sheet.

In accounting for the transaction costs related to the issuance of the 2025 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the seven year term of the 2025 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2025 Notes consist of the following (in thousands):

As of June 30,
Liability component	2018
Principal	$287,500
Less: Debt issuance costs, net (1)	(98,272)
Net carrying amount	$189,228

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $359.8 million as of June 30, 2018. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2018, the remaining contractual life of the 2025 Notes is approximately 6.9 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Quarters Ended June 30,	Six Months Ended June 30,
	2018	2018
Contractual interest expense	$585	$585
Amortization of debt discount	1,493	1,493
Total	$2,078	$2,078
Effective interest rate of the liability component	7.9%	7.9%

Convertible Senior Notes Due 2022

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2022 Notes consist of the following (in thousands):

	As of June 30,	As of December 31,
Liability component	2018	2017
Principal	$275,000	$275,000
Less: Debt issuance costs, net (1)	(61,473)	(67,630)
Net carrying amount	$213,527	$207,370

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $409 million as of June 30, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2018, the remaining contractual life of the 2022 Notes is approximately 4.0 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$2,057	$68	$4,091	$68
Amortization of debt discount	3,095	77	6,157	77
Total	$5,152	$145	$10,248	$145
Effective interest rate of the liability component	10.0%	10.0%	10.0%	10.0%

Note 12. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At June  30, 2018, the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

The Company routinely assesses all of its litigation and threatened ligation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accruals for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2018, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at June 30, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

Note 13. Common Stock and Stockholders’ Equity

Capitalization

Effective May 31, 2018, the authorized number of shares of the Company’s common stock was increased from 100,000,000 to 150,000,000 shares.

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

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available	Shares	Exercise	Contractual	Intrinsic
	for Grant	Outstanding	Price	Life in Years	Value
Balance at December 31, 2017	1,105,856	8,393,888	$17.56	8.36	$145,810
Increase in Plan authorized shares	3,076,705	—	$—	—	$—
Restricted stock units granted	(1,205,834)	—	$—	—	$—
Stock option grants	(1,187,329)	1,187,329	$40.32	—	$—
Restricted stock units forfeited	43,505	—	$—	—	$—
Stock options exercised	—	(1,203,965)	$13.10	—	$38,573
Stock options forfeited	173,284	(173,284)	$23.54	—	$3,207
Stock options expired	2,100	(2,100)	$0.80	—	$88
Balance at June 30, 2018	2,008,287	8,201,868	$21.39	8.21	$300,668
Vested or expected to vest at June 30, 2018		8,201,868	$21.39	8.21	$300,668
Exercisable at June 30, 2018		2,548,324	$12.88	7.21	$115,113

The total grant‑date fair value of stock options granted during the quarter and six months ended June 30, 2018 was $5.4 million and $22.3 million, respectively.

Stock‑Based Compensation

All stock‑based awards to employees are measured based on the grant‑date fair value of the awards and are generally recognized on a straight line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four‑year vesting period for each award). The Company estimates the fair value of stock options granted using the Black‑Scholes option‑pricing model.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2018	2017
Volatility	43.9% – 46.1%	45.8% – 47.7%
Expected life (in years)	6.0	6.1
Risk-free interest rate	2.45% - 2.66%	1.81% - 2.30%
Dividend yield	–	–
Weighted-average fair value of underlying common stock	$18.76	$22.52

For the quarter ended June 30, 2018 and 2017, the Company recorded compensation expense related to stock options granted of $6.0 million and $4.3 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded compensation expense related to stock options granted of $11.4 million and $7.2 million, respectively.

As of June 30, 2018, the Company had $112.1 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 2.7 years.

Restricted Stock Units

In May 2017, the Company commenced issuing Restricted Stock Units (“RSU’s”) to employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSU’s is determined on the date of grant. On a monthly basis, the Company will record compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under the RSU’s is as follows (in thousands, except share and per share amounts and years):

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2017	633,115	$33.84
Granted	1,205,834	$41.52
Vested and issued	(165,032)	$34.02
Cancelled/forfeited	(43,505)	$38.18
Balance at June 30, 2018	1,630,412	$39.38
Vested and unissued at June 30, 2018	132,000	$35.35
Non-vested at June 30, 2018	1,468,416	$39.40

The total grant‑date fair value of RSU’s granted during the quarter and six months ended June 30, 2018 were $15.0 million and $50.1 million, respectively. The total grant-date fair value of RSU’s granted during the quarter and six months ended June 30, 2017 was $4.4 million.

For the quarter ended June 30, 2018 and 2017, the Company recorded stock based compensation expense related to the RSU’s of $4.8 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock based compensation expense related to the RSU’s of $7.1 million and $0.1 million, respectively.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP. A total of 645,258 shares of common stock were reserved for issuance under this plan as of June 30, 2018. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods.

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 8, 2018, the Company issued 56,453 shares under the ESPP. During 2017, the Company issued 127,510 shares under the ESPP. As of June 30, 2018, 461,295 shares remained available for issuance.

For the quarter ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $0.4 million and $0.3 million, respectively.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Administrative and marketing	$569	$280	$972	$483
Sales	2,002	847	3,576	1,601
Technology and development	1,664	747	2,878	1,196
General and administrative	6,825	2,691	11,465	4,382
Total stock-based compensation expense	$11,060	$4,565	$18,891	$7,662

Note 14. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter and six months ended June  30, 2018, the Company recognized an income tax provision and income tax benefit, respectively, for the indefinite lived NOL in the United States that is forecasted for the 2018 calendar year which can be netted up to 80% of the deferred tax liability associated with the goodwill, which is essentially offset by timing differences with respect to the treatment of the amortization of tax deductible goodwill, as well as foreign related income. Income tax provisions recognized for the quarter and six months ended June  30, 2017, were primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. A majority of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

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

TELADOC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

deduction based on EBTIDA. While the disallowed interest deduction is deferred, there is no impact to tax expense due to the current year taxable loss and related valuation allowance.

Note 15. Sale of Assets

On June 29, 2018, the Company completed the sale of certain assets, primarily client contracts for services provided in the workers compensation field for total consideration of $5.5 million. The Company recorded a gain on this sale of approximately $4.1 million which is included in the consolidated statements of operations for the quarter ended June 30, 2018. Additionally, the Company has recorded a liability of $1.4 million in the consolidated balance sheets for potential contingencies which will be ultimately settled during the quarter ended September 30, 2018.

Note 16. Subsequent Event

On July 26, 2018, Teladoc completed a follow-on offering in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.3 million after deducting offering expenses of $1.1 million.

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

Overview

We believe we are the largest and most trusted telehealth provider in the world. Recognized by MIT Technology Review as one of the “50 Smartest Companies”, we are forging a new healthcare experience with better convenience, outcomes and value. We provide virtual access to high quality care and expertise, with a portfolio of services and solutions covering 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By marrying the latest in data and analytics with an award-winning user experience and a  highly flexible technology platform, we have delivered millions of medical visits to patients around the globe. Over 22 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. We completed approximately 1,138,000 telehealth visits in the first six months of 2018 and approximately 1,463,000 telehealth visits for the full year of 2017. U.S. paid membership was 22.5 million on June  30,2018, compared to 15.2 million (adjusted for the 5.3 million Aetna and Amerigroup lives) on June 30, 2017. Visit fee only access was provided to 9.6 million individuals as of June 30, 2018 and none as of June 30, 2017.

On May 31, 2018, the Company completed the acquisition of Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), a leading global virtual healthcare provider. Advance Medical offers a  portfolio of virtual healthcare and expert medical opinion solutions.

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

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth general medical visit basis, through a visit fee. Certain of our Client contracts generate revenue for expert medical opinions on a per case basis. Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries or themselves, while general medical and other specialty visit fees are paid by either Clients or Members. We also generate revenue from Members of our direct-to-consumer behavioral health product on a subscription access fee basis.

We generated $94.6 million and $44.6 million in revenue for the quarters ended June  30, 2018 and 2017, respectively, representing 112% year-over-year growth and $184.2 million and $87.5 million in revenue for the six months ended June 30, 2018 and 2017, respectively, representing 111% year-over-year growth. Excluding the impact from Advance Medical and Best Doctors our organic growth rate was 39% and 43% for the quarter and six months ended June 30, 2018, respectively.  We had net losses of $25.1 million and $15.4 million for the quarters ended June 30, 2018 and 2017, respectively and $48.9 million and $31.1 million for the six months ended June 30, 2018 and 2017, respectively. For quarter ended June 30, 2018,  84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively and for the six months ended June 30, 2018, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively.  For the quarter ended June 30, 2017, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively and for the six months ended June 30, 2017, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively.

In July 2018, we successfully closed on a follow-on offering (the “July Offering”) in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.3 million after deducting offering expenses of $1.1 million.

In December 2017, we successfully closed on a follow-on public offering (the “December Offering”) in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million. In January 2017, we successfully closed on a follow-on public offering (the “Follow-On Offering”) in which the Company issued and sold 7,887,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offerings.

On May 31, 2018,  we completed our acquisition of Advance Medical for aggregate consideration of $351.7 million, net of cash acquired of $8.8 million, which was comprised of 1,344,387 shares of our common stock valued at $68.6 million on May 31, 2018, and $291.9 million of cash. Advance Medical is a leading global virtual care provider offering a portfolio of virtual healthcare and expert medical opinion solutions.

On July 14, 2017, we completed our acquisition of Best Doctors, for aggregate consideration of $445.5 million, net of cash acquired which comprised of 1,855,078 shares of our common stock valued at $66.2 million on July 14, 2017 and $379.4 million of cash.  Best Doctors is a leading expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues.

Key Factors Affecting Our Performance

Number of U.S. Paid Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of U.S. Paid Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide U.S. Paid Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of U.S. Paid Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance member experiences. U.S. Paid membership were 22.5 million on June 30, 2018, compared to 15.2 million (adjusted for the 5.2 million Aetna and Amerigroup lives) on June 30, 2017.

Number of Visits.  We also recognize revenue in connection with the completion of a general medical visit, expert medical opinion and other specialty visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of U.S. Paid Members in a Client’s population, U.S. Paid Member utilization visit fee only individuals of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current U.S. Paid Member utilization rate and further penetration into existing and sales to new health plan clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Total visits increased by approximately 224,000 for the quarter ended June 30, 2018 compared to the same period in 2017. Total visits increased by approximately 445,000 for the six months ended June 30, 2018 compared to the same period in 2017.

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

We generate revenue from contracts with Clients who purchase access to our professional Provider network or medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert medical opinion on a per case basis. We also have certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. For our direct-to-consumer behavioral health product, Members purchase access to our professional Provider network for a subscription access fee. Accordingly, we generate subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical opinion and other specialty visit.

Our agreements generally have a term of one year. The majority of Clients renew their contracts following their first year of services. Revenues are recognized when we satisfy our performance obligation to stand ready to provide telehealth services which occurs when our Clients and Paid Members have access to and obtain control of the telehealth service.

Subscription access revenue accounted for approximately 84% of our total revenue during both of the quarters ended June 30, 2018 and 2017 and represented 82% of our total revenue during both of the six months periods ended June 30, 2018 and 2017.

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

For the quarters ended June 30, 2018 and 2017, revenue from Clients located in the United States was $79.6 million and $44.6 million, respectively. For the six months ended June 30, 2018 and 2017, revenue from Clients located in the United States was  $158.4 million and $87.5 million, respectively.

For the quarter ended June 30, 2018, revenue from Clients located outside the United States was $15.0 million and zero in 2017. For the six months ended June 30, 2018, revenue from Clients located outside the United States was $25.9 million and zero in 2017.

No Client represented over 10% of revenues for the quarters and six months ended June 30, 2018 and 2017.

No Client represented over 10% of accounts receivable at June  30, 2018 and December 31, 2017.

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

Gain on Sale

Gain on sale consists of the gain on sale of assets.

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

Interest Expense, Net

Interest expense, net consists of interest costs associated with our bank,  amortization of debt issuance costs and interest costs associated with the Convertible Senior Notes and the New Term Loan, net of interest earned on short-term marketable securities.

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

Income Tax Provision

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and NOLs. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have also recorded deferred tax liabilities arising principally from the difference between the treatment of goodwill between tax and financial accounting book purposes. We have provided a full valuation allowance at June 30, 2018 and December 31, 2017, due to the uncertainty surrounding the future realization of such assets.

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

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and six months ended June 30, 2018 and 2017 and the dollar and percentage change between the respective periods:

	Quarters Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
	$	$	Variance	%	$	$	Variance	%(a)
Revenue	$94,560	$44,591	$49,969	112%	$184,204	$87,489	$96,715	111%
Cost of revenue	27,684	10,026	17,658	176%	54,540	22,165	32,375	146%
Gross profit	66,876	34,565	32,311	93%	129,664	65,324	64,340	98%
Operating expenses:
Advertising and marketing	19,561	12,278	7,283	59%	39,886	24,894	14,992	60%
Sales	14,559	7,324	7,235	99%	28,342	15,312	13,030	85%
Technology and development	14,348	7,537	6,811	90%	27,252	14,049	13,203	94%
Legal	108	277	(169)	-61%	589	620	(31)	-5%
Regulatory	531	987	(456)	-46%	1,095	1,994	(899)	-45%
Acquisition and integration related costs	5,800	2,113	3,687	175%	7,369	2,113	5,256	249%
Gain on sale	(4,070)	—	(4,070)	n/m %	(4,070)	—	(4,070)	n/m %
General and administrative	26,140	15,873	10,267	65%	50,141	30,361	19,780	65%
Depreciation and amortization	8,046	2,668	5,378	202%	16,299	5,275	11,024	209%
Loss from operations	(18,147)	(14,492)	(3,655)	25%	(37,239)	(29,294)	(7,945)	27%
Interest expense, net	6,910	774	6,136	793%	11,783	1,476	10,307	698%
Net loss before taxes	(25,057)	(15,266)	(9,791)	64%	(49,022)	(30,770)	(18,252)	59%
Income tax (benefit) provision	22	149	(127)	-85%	(81)	299	(380)	-127%
Net loss	$(25,079)	$(15,415)	$(9,664)	63%	$(48,941)	$(31,069)	$(17,872)	58%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBTIDA and Adjusted EBITDA for the quarters and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(25,079)	$(15,415)	$(48,941)	$(31,069)
Add:
Interest expense, net	6,910	774	11,783	1,476
Income tax (benefit) provision	22	149	(81)	299
Depreciation expense	733	696	2,264	1,354
Amortization expense	7,313	1,972	14,036	3,921
EBITDA(1)	(10,101)	(11,824)	(20,939)	(24,019)
Stock-based compensation	11,060	4,565	18,891	7,662
Gain on sale	(4,070)	—	(4,070)	—
Acquisition and integration related costs	5,800	2,113	7,369	2,113
Adjusted EBITDA(1)	$2,689	$(5,146)	$1,251	$(14,244)

(1)	Non-GAAP Financial Measures:

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

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization, stock-based compensation, gain on sale and acquisition and integration related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;
•	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;
•	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions;
•	Adjusted EBITDA does not reflect the significant gain on sale of certain non-core business contracts;
•	Adjusted EBITDA does not reflect the significant non cash stock compensation expense which should be viewed as a component of recurring operating costs; and
•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

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

Consolidated Results of Operations Discussion

We completed our acquisition of Advance Medical on May 31, 2018 and the acquisition of Best Doctors on July 14, 2017. The results of operations of the aforementioned acquisition has been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of each acquisition.

Revenue.  Total revenue was $94.6 million for the quarter ended June  30, 2018, compared to $44.6 million during the quarter ended June 30, 2017, an increase of $50.0 million, or 112%, organic growth was 39%. Total revenue was $184.2 million for the six months ended June 30, 2018, compared to $87.5 million during the six months ended June 30, 2017, an increase of $96.7 million, or 111%, organic growth was 43%.  The primary increase in revenue in 2018 for both periods was substantially driven by the acquisition of Best Doctors contributing $26.7 million and $53.5 million in revenue for the quarter and six months ended June 30, 2018 and the acquisition of Advance Medical contributing $6.2 million for both the quarter and six months ended June 30, 2018, and an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new subscribers to our behavioral health services and new Clients, as the number of paid Members increased by 37% from June  30, 2017 to June 30, 2018.  Revenue from U.S. subscription access fees was $65.1 million for the quarter ended June 30, 2018 compared to $37.5 million for the quarter ended June  30, 2017 and was $126.1 million for the six months ended June 30, 2018 compared to $71.8 million for the six months ended June 30, 2017. We generated $14.7 million of international subscription access fees for the quarter ended June 30, 2018 and none for the quarter ended June 30, 2017 and $25.4 million of international subscription access fees for the six months ended June 30, 2018 and none for the six months ended June 30, 2017.

We completed approximately 533,000 visits, representing $14.8 million of visit fees for the quarter ended June 30, 2018, compared to approximately 309,000 visits, representing $7.1 million of visit fees during the quarter ended June 30, 2017, an increase of $7.7 million, or 107%. We completed approximately 1,138,000 visits, representing $32.7 million of visit fees for the six months ended June  30, 2018, compared to approximately 694,000 visits, representing $15.7 million of visit fees during the six months ended June 30, 2017, an increase of $17.0 million, or 109%.

Cost of Revenue.  Cost of revenue was $27.7 million for the quarter ended June  30, 2018 compared to $10.0 million for the quarter ended June  30, 2017, an increase of $17.7 million, or 176%. Cost of revenue was $54.5 million for the six months ended June 30, 2018 compared to $22.2 million for the six months ended June 30, 2017, an increase of $32.3 million, or 146%. The increase in both periods was primarily due to the additional $9.3 million and $17.7 million in costs associated with Best Doctors services for the quarter and six months ended June 30, 2018,  $3.3 million in costs associated with Advance Medical services for the quarter and six months ended June 30, 2018 and increased general medical visits resulting in increased provider fees, and physician network operation center costs.

Gross Profit.  Gross profit was $66.9 million, or 71% as a percentage of revenue, for the quarter ended June 30, 2018 compared to $34.6 million, or 77%, as a percentage of revenue, for the quarter ended June  30, 2017, an increase of $32.3 million, or 93%. Gross profit was $129.7 million, or 70% as a percentage of revenue, for the six months ended June 30, 2018 compared to $65.3 million, or 75%, as a percentage of revenue, for the six months ended June 30, 2017, an increase of $64.3 million, or 98%. The increase in gross profit in both periods reflects the aforementioned revenue and cost of revenue growth. The lower gross profit percentage to revenue for both periods reflects the impact of revenue mix and the impact of the acquisitions.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $19.6 million for the quarter ended June  30, 2018 compared to $12.3 million for the quarter ended June  30, 2017, an increase of $7.3 million, or 59%. Including the impact from Best Doctors, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $5.5 million, increased staffing of $1.0 million and other expenses of $0.8 million. Advertising and marketing expenses were $39.9 million for the six months ended June 30, 2018 compared to $24.9 million for the six months ended June 30, 2017, an increase of $15.0 million, or 60%. Including the impact from Best Doctors, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $2.1 million, increased staffing of $11.9 million and other expenses of $1.0 million.

Sales Expenses.  Sales expenses were $14.6 million for the quarter ended June  30, 2018 compared to $7.3 million for the quarter ended June  30, 2017, an increase of $7.3 million, or 99%. Including the impact from Best Doctors, this increase primarily consisted of increased staffing and sales commissions of $6.3 million and an increase to other sales expenses of $1.0 million. Sales expenses were $28.3 million for the six months ended June 30, 2018 compared to $15.3 million for the six months ended June 30, 2017, an increase of $13.0 million, or 85%. Including the impact from Best Doctors, this increase primarily consisted of increased staffing and sales commissions of $11.2 million and an increase to other sales expenses of $1.8 million.

Technology and Development Expenses.  Technology and development expenses were $14.3 million for the quarter ended June 30, 2018 compared to $7.5 million for the quarter ended June 30, 2017, an increase of $6.8 million, or 90%. Including the impact from Best Doctors, this increase resulted primarily from hiring additional personnel totaling $3.9 million, technology and development expense of $1.7 million and other expenses of $1.2 million. Technology and development expenses were $27.3 million for the six months ended June 30, 2018 compared to $14.1 million for the six months ended June 30, 2017, an increase of $13.2 million, or 94%. Including the impact from Best Doctors, this increase resulted primarily from hiring additional personnel totaling $7.9 million, technology and development expense of $3.2 million and other expenses of $2.1 million.

Legal Expenses.  Legal expenses were $0.1 million for the quarter ended June  30, 2018 compared to $0.3 million for the quarter ended June  30, 2017, a decrease of $0.2 million, or 61%. The decrease in 2018 resulted primarily from decreased costs to support current legal activities. Legal expenses were $0.6 million for both the six months ended June 30, 2018 and 2017.

Regulatory Expenses.  Regulatory expenses were $0.5 million for the quarter ended June 30, 2018 compared to $1.0 million for the quarter ended June  30, 2017, a decrease of $0.5 million, or 46%. Regulatory expenses were $1.1 million for the six months ended June 30, 2018 compared to $2.0 million for the six months ended June 30, 2017, a decrease of $0.9 million, or 45%. The decrease in both periods resulted primarily from decreased costs required in connection with the Company’s regulatory efforts.

Acquisition and Integration Related Costs.  Acquisition and integration related costs, incurred in connection with the Advance Medical and Best Doctors acquisitions, were $5.8 million for the quarter ended June  30, 2018 compared to $2.1 million for the quarter ended June  30, 2017, an increase of $3.7 million, which primarily represents the additional costs associated with the acquisition of Advance Medical. Acquisition and integration related costs were $7.4 million for the six months ended June 30, 2018 compared to $2.1 million for the six months ended June 30, 2017, an increase of $5.3 million, which primarily represents the costs associated with the acquisition of Advance Medical.

Gain on Sale.  Gain on sale of $4.1 million for both of the quarter and six months ended June 30, 2018 consists of the June 2018 sale of certain client contracts.

General and Administrative Expenses.  General and administrative expenses were $26.1 million for the quarter ended June 30, 2018 compared to $15.9 million for the quarter ended June 30, 2017, an increase of $10.2 million, or 65%. This increase was driven primarily by an increase in employee-related expenses of approximately $5.4 million resulting from growth in total employee headcount to 1,201 at June 30, 2018 as compared to 672 employees at June 30, 2017 primarily from the impact of the Best Doctors and Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $4.8 million for the quarter ended June 30, 2018 as compared to June 30, 2017, to support the growth of our business. General and administrative expenses were $50.1 million for the six months ended June 30, 2018 compared to $30.4 million for the six months ended June 30, 2017, an increase of $19.7 million, or 65%. This increase was driven primarily by an increase in employee-related expenses of approximately $18.3 million resulting from growth in total employee headcount to 1,201 at June 30, 2018 as compared to 672 employees at June 30, 2017 primarily from the impact from the aforementioned acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $1.4 million for the six months ended June 30, 2018 as compared to June 30, 2017, to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $8.1 million for the quarter ended June 30, 2018 compared to $2.7 million for the quarter ended June 30, 2017, an increase of $5.4 million, or 202%. Depreciation and amortization was $16.3 million for the six months ended June 30, 2018 compared to $5.3 million for the six months ended June 30, 2017, an increase of $11.0 million, or 209%. The increase in both periods was primarily due to the impact from acquisitions. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that grew from $36.8 million at June 30, 2017 to $305.7 million at June 30, 2018 and an increase of depreciation expense on an increased base of depreciable fixed assets that grew from $13.0 million at June 30, 2017 to $22.6 million at June 30, 2018.

Interest Expense, Net.  Interest expense, net consists of interest costs and amortization of debt issuance costs associated with our bank, and Convertible Senior Notes and interest income from short-term investments in marketable securities. Interest expense, net was $6.9 million for the quarter ended June 30, 2018 compared to $0.8 million for the quarter ended June 30, 2017. Interest expense, net was $11.8 million for the six months ended June 30, 2018 compared to $1.5 million for the six months ended June 30, 2017.  The increase in net interest expense in in 2018 reflects costs associated with the Convertible Senior Notes issued in May 2018 and June 2017.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended
	June 30,
	2018	2017
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(17,517)	$(15,421)
Net cash used in investing activities	(215,609)	(16,861)
Net cash provided by financing activities	296,814	391,491
Total	$63,688	$359,209

Since our inception, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

On May 31, 2018 we completed the acquisition of Advance Medical. The purchase price was $351.7 million consisting of $283.1 million of cash, net of cash acquired, and 1.3 million shares of Teladoc’s common stock valued at approximately $68.6 million.

On May 8, 2018, the Company issued, at par value, $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to the Company from the offering were $279.1 million after deducting the initial purchasers’ discounts, commissions and offering expenses.

On December 4, 2017, we successfully closed on the December Offering, in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On July 14, 2017, the Company acquired Best Doctors. The purchase price was $445.5 million consisting of $379.4 million of cash and 1.9 million shares of Teladoc’s common stock valued at approximately $66.2 million on July 14, 2017.

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “ New Revolving Credit Facility”) which resulted in net proceeds of $166.7 million after debt issuance related costs. The New Term Loan Facility of $175.0 million was subsequently repaid and terminated in conjunction with the December Offering described above.

On July 13, 2017, the Company repaid all the outstanding amounts under both the SVB Line of Credit Facility and the Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and final deferred origination fees of $1.5 million and accrued expense of $0.2 million.

In June 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting the initial purchasers’ discounts,  commissions and other offering expenses.

In January 2017, we received $123.9 million of net cash proceeds associated with the issuance of 7,887,500 shares of common stock in conjunction with our Follow-On Offering, after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Our principal sources of liquidity are cash and cash equivalents totaling $105.8 million as of June 30, 2018, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $26.6 million as of June 30, 2018.

Cash Used in Operating Activities

For the six months ended June 30, 2018, cash used in operating activities was $17.5 million. The negative cash flows resulted primarily from our net loss of $48.9 million, gain on sale of assets of $4.1 million, deferred income tax of $1.3 million, as well as the effect of changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $7.3 million, all of which was used to support the growth of the business,  partially offset by depreciation and amortization of $16.3 million, allowance for doubtful accounts of $1.3 million, stock-based compensation of $18.9 million and accretion of interest of $7.6 million.

For the six months ended June 30, 2017, cash used in operating activities was $15.4 million. The negative cash flows resulted primarily from our net loss of $31.1 million, partially offset by depreciation and amortization of $5.3 million, allowance for doubtful accounts of $0.8 million, stock-based compensation of $7.7 million, deferred income tax of $0.3 million as well as the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $1.6 million.

The increase in cash used in operating activities was primarily the result of additional headcount, increased advertising and marketing expenses, costs incurred to improve and optimize our technology platform, increases in our provider network operations center and office-related charges to support the growth of our business.

Cash Used in Investing Activities

Cash used in investing activities was $215.6 million for the six months ended June  30, 2018. Cash used in investing activities consisted of the acquisition of Advance Medical of $273.5 million, purchases of property and equipment totaling $2.0 million and investments in internally developed capitalized software of $1.4 million, offset by maturities of short-term marketable securities of $55.8 million, net of sales, and sales of assets of $5.5 million.

Cash used in investing activities was $16.9 million for the six months ended June 30, 2017. Cash used in investing activities consisted of purchases and maturities of short-term marketable securities of $15.3 million, net of sales as well as purchases of property and equipment totaling $1.3 million and investments in internally developed capitalized software of $0.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June  30,  2018 was $296.8 million. Cash provided by financing activities consisted of $279.1 million of net cash proceeds from the issuance of the 2025 Notes, $15.8 million of proceeds from the exercise of employee stock options,  $0.5 million of cash proceeds for tax withholding for options exercised and $1.4 million of proceeds from the employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2017 was $391.5 million. Cash provided by financing activities consisted of $263.7 million of net cash proceeds from the issuance of the 2022 Notes, $123.9 million of net cash proceeds from our Follow-Up Offering in January 2017, $4.3 million of proceeds from the exercise of employee stock options, $1.3 million of proceeds from the employee stock purchase plan and $0.3 million of tax withholding for options exercised, offset by the repayment of $2.0 million of other debt.

Looking Forward

As a result of our July 2018 follow-on-offering, the December Offering and the Follow-On Offering, we received $330.3 million, $134.7 million and $123.9 million of net cash proceeds in July 2018, December 2017 and January 2017, respectively. In May 2018, we issued the 2025 Notes with net proceeds of $279.1 million and also acquired Advance Medical for approximately $291.9 million in cash.  Additionally in June 2017, we issued the 2022 Notes with net proceeds of $263.7 million and in July 2017, we entered into a New Revolving Credit Facility of $10.0 million as well as a New Term Loan Facility of $175.0 million which was subsequently repaid in conjunction with the December Offering. In July 2017, we acquired Best Doctors for approximately $379.4 million in cash and we paid off the entire SVB Facilities plus other deal related costs amounting to approximately $53.7 million. At June 30, 2018, the Company’s cash and short-term investments were $132.4 million. We anticipate positive Adjusted EBITDA results for 2018.

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

In December 2017, we successfully closed on our December Offering in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 830,000 shares offered by certain stockholders of the Company, at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On July 23, 2018, we filed an automatically effective universal shelf registration statement on Form S-3 under the Securities Act (the “2018 Shelf”). The 2018 Shelf registers the offering of securities, including common stock, preferred stock and debt securities, that we may issue from time to time in amounts to be determined, as well as the issuance of common stock by selling stockholders. Issuances of securities under the 2018 Shelf require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and other factors impacting our borrowing capacity. See Note 16 “Subsequent Events” for information regarding the Company’s follow-on public offering in July 2018 under the 2018 Shelf.

Indebtedness

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million New Term Loan Facility and a $10.0 million New Revolving Credit Facility. The New Term Loan Facility was used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and cash on hand and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility. The Company has maintained the New Revolving Credit Facility and, there was no amount outstanding as of June 30, 2018 and December 31, 2017.

On May 8, 2018, the Company issued, at par value, $287.5 million aggregate principal amount of 1.375%

convertible senior notes due 2025. The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to the Company from the offering were $279.1 million after deducting offering costs of approximately $8.4 million.

The 2025 Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to the Company’s liabilities that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their 2025 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any ten consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the indenture governing the 2025 Notes (the “2025 Notes Indenture”)) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the 2025 Notes Indenture; or
•

if the Company calls the 2025 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date as described under the 2025 Notes Indenture.

On or after November 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes, regardless of the foregoing circumstances.

The conversion rate for the 2025 Notes was initially, and remains, 18.6621 shares of the Company’s common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $53.58 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects (or is deemed to have elected) to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period (as defined in the 2025 Notes Indenture).

The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after May 22, 2022 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2025 Note for redemption on or after May 22, 2022 will constitute a make-whole fundamental change (as defined in the 2025 Notes Indenture) with respect to that 2025 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the 2025 Notes Indenture.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to November 15, 2024 (the first date on which the Company may be required to repurchase the 2025 Notes at the option of the holder). The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2025 Notes was $91.4 million, net of issuance costs which was recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet.

In accounting for the transaction costs related to the issuance of the 2025 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the seven year term of the 2025 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.

The fair value of the 2025 Notes was approximately $359.8 million as of June 30, 2018. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2018, the remaining contractual life of the 2025 Notes is approximately 6.9 years.

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

The fair value of the 2022 Notes was approximately $409 million as of June  30, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2018, the remaining contractual life of the 2022 Notes is approximately 4.0 years.

The Company was in compliance with all debt covenants at June 30, 2018 and December 31, 2017.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June  30, 2018:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$33,321	$7,334	$10,203	$7,883	$7,901
Debt obligations under the Convertible Notes	562,500	—	—	275,000	287,500
Interest associated with the Convertible Notes	60,127	12,203	24,406	16,088	7,430
Total	$655,948	$19,537	$34,609	$298,971	$302,831

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of June  30, 2018. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business primarily within the United States and currently execute approximately 75% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness in our internal control over financial reporting for certain fourth quarter of 2017 awards of stock-based compensation with unique or different terms than the Company’s standard stock awards previously identified in the 2017 Annual Report on Form 10-K had been remediated by March 31, 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At June 30, 2018, the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

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

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of June 19, 2017, by and among Teladoc, Inc., Barolo Acquisition Corp., Best Doctors Holdings, Inc., Shareholder Representative Services LLC, as stockholder representative, BBH Capital Partners IV, L.P. and BBH Capital Partners QP IV, L.P.	8-K	001-37477	2.1	6/20/17

2.2	Amendment to Agreement and Plan of Merger, dated as of July 14, 2017, by and among Teladoc, Inc., Best Doctors Holdings, Inc. and Shareholder Representative Services LLC, as stockholder representative	8-K	001-37477	2.1	7/18/17

2.3	Share Purcahse Agreement, dated as of May 29, 2018, by and among Teladoc, Inc., Best Doctors International Insurance S.à r.l. and the Sellers party thereto	8-K	001-37477	2.1	6/4/18

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Amended and Restated Bylaws of Teladoc, Inc.	8-K	001-37477	3.2	5/31/17

4.1	Specimen stock certificate evidencing shares of the common stock.	S-1/A	333-204577	4.5	6/24/15

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17

4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17

4.4	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/8/18

4.5	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/8/18

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program (as amended).	10-Q	001-37477	10.7	2/27/18

10.8	Teladoc, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.11	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn.	8-K	001-37477	10.1	12/30/16

10.12	Executive Severance Agreement, dated July 17, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.12	2/27/18

10.13	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.132	2/27/18

10.14	Teladoc, Inc. 2017 Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.15	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.16	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.17	Credit Agreement, dated as of July 14, 2017, by and among Teladoc, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17

10.18	Amendment No. 2 to Credit Agreement by and among Teladoc, Inc., Jefferies Finance LLC, as administrative agent and issuing bank, and the lenders party thereto, dated as of April 30, 2018.	8-K	001-37477	10.1	5/2/18

21.1	Subsidiaries of the Registrant.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC, INC.

Date: August 1, 2018	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: August 1, 2018	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer