Form 10-Q
period 2018-09-30
Teladoc Health, Inc.
filed 2018-11-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37477

TELADOC HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3705970
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Manhattanville Road, Suite 203
Purchase, New York	10577
(Address of principal executive office)	(Zip code)

(203) 635-2002

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 30, 2018, the Registrant had 70,106,558 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$457,554	$42,817
Short-term investments	14,974	79,489
Accounts receivable, net of allowance of $3,103 and $2,422, respectively	39,965	27,094
Prepaid expenses and other current assets	10,760	6,839
Total current assets	523,253	156,239
Property and equipment, net	9,717	8,963
Goodwill	744,062	498,520
Intangible assets, net	256,834	159,811
Other assets	1,316	858
Total assets	$1,535,182	$824,391
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,821	$3,884
Accrued expenses and other current liabilities	32,586	19,357
Accrued compensation	20,786	17,089
Total current liabilities	58,193	40,330
Other liabilities	5,601	4,882
Deferred taxes	34,964	12,906
Convertible senior notes, net	408,653	207,370
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 70,034,851 shares and 61,534,101 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	70	61
Additional paid-in capital	1,415,840	866,330
Accumulated deficit	(383,782)	(311,577)
Accumulated other comprehensive income (loss)	(4,357)	4,089
Total stockholders’ equity	1,027,771	558,903
Total liabilities and stockholders’ equity	$1,535,182	$824,391

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$110,962	$68,650	$295,166	$156,139
Cost of revenue	34,167	16,742	88,707	38,907
Gross profit	76,795	51,908	206,459	117,232
Operating expenses:
Advertising and marketing	21,668	14,328	61,554	39,222
Sales	16,303	11,393	44,645	26,705
Technology and development	13,577	9,964	40,829	24,013
Legal	254	105	843	725
Regulatory	553	777	1,648	2,771
Acquisition and integration related costs	1,588	8,526	8,957	10,639
Gain on sale	(1,430)	—	(5,500)	—
General and administrative	30,314	21,938	80,455	52,299
Depreciation and amortization	9,746	6,418	26,045	11,693
Loss from operations	(15,778)	(21,541)	(53,017)	(50,835)
Amortization of warrants and loss on extinguishment of debt	—	1,457	—	1,457
Interest expense, net	7,666	8,202	19,449	9,678
Net loss before taxes	(23,444)	(31,200)	(72,466)	(61,970)
Income tax (benefit) provision	(180)	130	(261)	429
Net loss	$(23,264)	$(31,330)	$(72,205)	$(62,399)
Net loss per share, basic and diluted	$(0.34)	$(0.55)	$(1.12)	$(1.15)

Weighted-average shares used to compute basic and diluted net loss per share	68,247,655	56,493,054	64,363,943	54,435,343

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(23,264)	$(31,330)	$(72,205)	$(62,399)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities	11	(6)	52	(6)
Cumulative translation adjustment	(1,840)	3,913	(8,498)	3,913
Other comprehensive income (loss), net of tax	(1,829)	3,907	(8,446)	3,907
Comprehensive loss	$(25,093)	$(27,423)	$(80,651)	$(58,492)

See accompanying notes to unaudited consolidated financial statements

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(72,205)	$(62,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,045	11,693
Allowance for doubtful accounts	1,535	1,343
Stock-based compensation	31,086	13,628
Deferred income taxes	(1,907)	225
Accretion of interest	13,593	3,262
Amortization of warrants and loss on extinguishment of debt	—	1,457
Gain on sale	(5,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,535)	(3,186)
Prepaid expenses and other current assets	(1,656)	(2,717)
Other assets	(327)	(89)
Accounts payable	(357)	(782)
Accrued expenses and other current liabilities	7,561	9,432
Accrued compensation	1,991	967
Other liabilities	340	—
Net cash used in operating activities	(7,336)	(27,166)
Cash flows used in investing activities:
Purchase of property and equipment	(2,732)	(2,043)
Purchase of internal-use software	(2,758)	(1,473)
Purchase of marketable securities	(12,141)	(119,670)
Proceeds from marketable securities	79,470	45,820
Sale of assets	5,500	—
Acquisition of business, net of cash acquired	(282,487)	(379,355)
Net cash used in investing activities	(215,148)	(456,721)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	26,198	6,996
Proceeds from issuance of convertible notes	279,147	263,722
Proceeds from borrowing under bank and other debt	—	166,679
Repayment of debt	—	(46,191)
Proceeds from issuance of common stock	330,856	123,928
Proceeds from employee stock purchase plan	1,423	1,265
Proceeds from cash received for withholding taxes on stock-based compensation, net	539	495
Net cash provided by financing activities	638,163	516,894
Net increase in cash and cash equivalents	415,679	33,007
Foreign exchange difference	(942)	97
Cash and cash equivalents at beginning of the period	42,817	50,015
Cash and cash equivalents at end of the period	$457,554	$83,119

Income taxes paid	$238	$—

Interest paid	$4,125	$4,727

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc” or the “Company”. The Company’s principal executive offices are located in Purchase, New York, Lewisville, Texas and Barcelona, Spain. Teladoc is the global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

On July 26, 2018, Teladoc completed a follow-on public offering (the “July Offering”) in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

On May 31, 2018, the Company completed the acquisition of Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), a leading global virtual healthcare provider. See Note 5 “Business Acquisition” for additional information.

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

On July 14, 2017, the Company completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), an expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues. See Note 5 “Business Acquisition” for additional information.

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

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of results for the full 2018 calendar year or any

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Total revenue and net loss for the VIE were $11.6 million and $(4.5) million, respectively, for the quarter ended September 30, 2018 and $6.9 million and $(1.3) million, respectively, for the quarter ended September 30, 2017. Total revenue and net loss for the VIE were $40.6 million and $(2.5) million, respectively, for the nine months ended September 30, 2018 and $22.6 million and $(5.7) million, respectively, for the nine months ended September 30, 2017. The VIE’s total assets were $7.2 million and $4.5 million at September 30, 2018 and December 31, 2017, respectively. Total liabilities for the VIE were $41.7 million and $36.5 million at September 30, 2018 and December 31, 2017, respectively. The VIE’s total stockholders’ deficit was $34.5 million and $32.0 million at September 30, 2018 and December 31, 2017, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $24.5 million and $8.7 million for the quarter ended September 30, 2018 and 2017, respectively. Revenue earned by foreign operations outside of the United States were $50.4 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively. Long-lived assets from foreign operations totaled $419.1 million as of September 30, 2018 and $163.3 million as of December 31, 2017.

All intercompany transactions and balances have been eliminated.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers during the quarter ended March 31, 2018. See Note 3 “Revenue” for further information. Additionally, the Company has included “Gain on Sale” in the consolidated statement of operations which consists of the gain on sale of assets of certain client contracts. There have been no other changes to the significant accounting policies described in the 2017 Form 10-K that have had a material impact on the consolidated financial statements and related notes.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation,  which currently only includes share-based payments to employees, to include

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

share-based payments issued to nonemployees for goods or services and the accounting is substantially aligned.  The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU No. 2014-09 has been adopted by the Company. The Company has elected to early adopt this standard as of July 1, 2018 and the adoption of ASU No. 2018-07 had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019; early adoption is permitted. The Company is currently in the process of assessing the population for the new standard and evaluating the impact of the adoption of this standard on its consolidated financial statements. The Company anticipates the most significant impact will be from the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets and does not expect a material impact to the consolidated statements of operations.

Note 3. Revenue

The Company generates virtual healthcare service revenue from contracts with clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s client contracts include a per-member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. For the Company’s direct-to-consumer behavioral health product, members purchase access to the Company’s professional provider network for a subscription access fee. Accordingly, the Company generates subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical service and other specialty visit.

The Company’s agreements generally have a term of one year. The majority of clients renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telehealth services which occurs when the Company’s clients and members have access to and obtain control of the telehealth service. The Company generally bills for the telehealth services on a monthly basis with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and this may include a variable transaction price as the number of members may vary from the initial billing. Based on historical experience, the Company estimates this amount which is recorded as a component of revenue.

Subscription access revenue accounted for approximately 87% and 88% of our total revenue for the quarters ended September 30, 2018 and 2017, respectively. Subscription access revenue accounted for approximately 84% and 85% of our total revenue for the nine months periods ended September 30, 2018 and 2017, respectively.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Subscription Access Fees:
U.S.	$72,521	$51,956	$198,607	$123,775
International	24,040	8,375	49,480	8,375
Visit Fee Revenue:
U.S.	11,330	8,066	37,334	23,736
International	562	253	987	253
Visit Fee Only Revenue:
U.S.	2,509	—	8,758	—
Total Revenues	$110,962	$68,650	$295,166	$156,139

As of September 30, 2018, accounts receivable, net of allowance for doubtful accounts, were $40.0 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $4.0 million in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by the acquisition of Advance Medical and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $0.6 million and $2.2 million  for the quarter and nine months ended September 30, 2018, respectively.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Note 4. Lease Abandonment

In connection with the Company’s abandonment of a facility in Boston, Massachusetts, the Company incurred $1.5 million in lease abandonment charges during the quarter ended March 31, 2018, which is included within acquisition and integration related costs in the consolidated statement of operations. The following table details the associated liability. The current portion of the liability of $0.5 million was recorded in accrued expenses and other

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

current liabilities and the non-current portion of the liability of $0.4 million was recorded in other liabilities in the consolidated balance sheet (in thousands):

Balance January 1, 2018	$—
Charged to expense	1,479
Paid or settled	(583)
Balance September 30, 2018	$896

Note 5. Business Acquisitions

On May 31, 2018, the Company completed the acquisition of Advance Medical through a merger in which Advance Medical became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $351.7 million, net of cash acquired of $8.8 million, which was comprised of 1,344,387 shares of Teladoc’s common stock valued at $68.6 million on May 31, 2018, and $291.9 million of cash. Advance Medical is a leading global virtual healthcare provider offering a portfolio of virtual healthcare and expert medical service solutions. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $5.7 million and included transaction costs for investment bankers and other professional fees.

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

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired, and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were included within the consolidated financial statements commencing on the aforementioned acquisition dates.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed at the respective acquisition dates. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets acquired and liabilities assumed (in thousands):

	Advance Medical	BestDoctors
Purchase price, net of cash acquired	$351,694	$445,535
Less:
Accounts receivable	8,553	11,205
Property and equipment, net	1,326	2,650
Other assets	3,675	2,483
Client relationships	100,763	112,810
Non-compete agreements	1,540	—
Internal-use software	617	8,480
Trademarks	16,190	24,920
Favorable leases	203	—
Accounts payable	(361)	(393)
Deferred taxes	(23,489)	(11,800)
Other liabilities	(8,499)	(12,337)
Goodwill	$251,176	$307,517

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the respective acquisitions operations.

The Company’s unaudited pro forma revenue and net loss for the quarters ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 below have been prepared as if Advance Medical and Best Doctors had been purchased on January 1, 2017.

	Unaudited Pro Forma		Unaudited Pro Forma
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$110,962	$88,338	$324,831	$254,075
Net loss	$(23,264)	$(32,209)	$(69,434)	$(69,433)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results. The Company recorded $19.2 million of revenue and $(1.1) million of net loss from Advance Medical for the quarter ended September 30, 2018. The Company recorded $25.4 million of revenue and $(1.0) million of net loss from Advance Medical for the nine months ended September 30, 2018.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
September 30, 2018
Client relationships	2 to 20 years	$235,134	$(29,723)	$205,411	13.8
Non-compete agreements	1.5 to 5 years	5,010	(3,590)	1,420	2.6
Trademarks	3 to 15 years	42,235	(3,389)	38,846	14.0
Patents	3 years	200	(122)	78	1.1
Internal-use software and others	1.8 to 5 years	24,024	(12,945)	11,079	1.7
Intangible assets, net		$306,603	$(49,769)	$256,834	13.3
December 31, 2017
Client relationships	2 to 10 years	$136,362	$(14,711)	$121,651	9.3
Non-compete agreements	1.5 to 5 years	3,480	(3,143)	337	0.8
Trademarks	3 to 15 years	26,454	(1,502)	24,952	14.2
Patents	3 years	200	(72)	128	1.9
Internal-use software	2 to 5 years	20,312	(7,569)	12,743	1.7
Intangible assets, net		$186,808	$(26,997)	$159,811	9.4

Amortization expense for intangible assets was $8.9 million and $5.3 million for the quarters ended September 30, 2018 and 2017, respectively.

Amortization expense for intangible assets was $22.9 million and $9.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 7. Goodwill

Goodwill consists of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Beginning balance	$498,520	$188,184
Additions associated with acquisitions	251,176	307,517
Cumulative translation adjustment	(5,634)	2,819
Goodwill	$744,062	$498,520

Goodwill is not amortized but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Professional fees	$3,343	$1,325
Consulting fees/provider fees	4,205	4,028
Client performance guarantees	2,722	2,617
Legal fees	519	759
Interest payable	4,068	367
Income tax payable	3,136	—
Lease abandonment obligation - current	482	—
Marketing	2,458	524
Earnout and compensation	—	722
Printing and postage	—	302
Deferred revenue	8,062	4,111
Other	3,591	4,602
Total	$32,586	$19,357

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$457,554	$—	$—	$457,554
Short-term investments	$—	$14,974	$—	$14,974

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,051	$3,766	$—	$42,817
Short-term investments	$—	$79,489	$—	$79,489
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$666	$666

There were no transfers  between fair value measurement levels during the quarter and nine months ended September 30, 2018 and 2017.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Balance at December 31, 2017	$666
Payments	(744)
Change in fair value	78
Fair value at September 30, 2018	$—

Note 10. Revolving Credit Facility

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”). The New Term Loan Facility was used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and cash on hand and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility. The Company has maintained the New Revolving Credit Facility and, as described above, there was no amount outstanding as of September 30, 2018 and December 31, 2017.

The Company was in compliance with all debt covenants at September 30, 2018 and December 31, 2017.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accounting for the transaction costs related to the issuance of the 2025 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the seven-year term of the 2025 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2025 Notes consist of the following (in thousands):

As of September 30,
Liability component	2018
Principal	$287,500
Less: Debt discount, net (1)	(95,659)
Net carrying amount	$191,841

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $491.9 million as of September 30, 2018. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2018, the remaining contractual life of the 2025 Notes is approximately 6.6 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Quarters Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Contractual interest expense	$996	$1,581
Amortization of debt discount	2,593	4,086
Total	$3,589	$5,667
Effective interest rate of the liability component	7.9%	7.9%

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2022 Notes consist of the following (in thousands):

	As of September 30,	As of December 31,
Liability component	2018	2017
Principal	$275,000	$275,000
Less: Debt discount, net (1)	(58,188)	(67,630)
Net carrying amount	$216,812	$207,370

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $569.1 million as of September 30, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2018, the remaining contractual life of the 2022 Notes is approximately 3.8 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$2,079	$68	$6,170	$68
Amortization of debt discount	3,285	77	9,442	77
Total	$5,364	$145	$15,612	$145
Effective interest rate of the liability component	10.0%	10.0%	10.0%	10.0%

Note 12. Commitments and Contingencies

Legal Matters

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At September 30, 2018, the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

The Company routinely assesses all of its litigation and threatened ligation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accruals for various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired, or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2018, the Company has established accruals for certain of its lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at September 30, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the unaudited consolidated financial statements.

Note 13. Common Stock and Stockholders’ Equity

Capitalization

Effective May 31, 2018, the authorized number of shares of the Company’s common stock was increased from 100,000,000 to 150,000,000 shares.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the trading day immediately preceding the date of award. The Company had 2,008,287 shares available for grant at September 30, 2018.

Activity under stock options is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2017	8,393,888	$17.56	8.36	$145,810
Stock option grants	1,259,679	$42.07	—	$—
Stock options exercised	(1,822,119)	$14.38	—	$—
Stock options forfeited	(213,063)	$24.32	—	$—
Stock options expired	(2,100)	$0.80	—	$—
Balance at September 30, 2018	7,616,285	$22.19	8.02	$488,639
Vested or expected to vest at September 30, 2018	7,616,285	$22.19	8.02	$488,639
Exercisable at September 30, 2018	2,591,344	$14.04	7.09	$187,372

The total grant‑date fair value of stock options granted during the quarter and nine months ended September 30, 2018 was $2.3 million and $24.6 million, respectively. The total grant‑date fair value of stock options granted during the quarter and nine months ended September 30, 2017 was $18.5 million and $54.8 million, respectively.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2018	2017
Volatility	43.5% – 46.1%	45.1% – 47.7%
Expected life (in years)	6.0	6.1
Risk-free interest rate	2.45% - 2.88%	1.81% - 2.30%
Dividend yield	–	–
Weighted-average fair value of underlying stock options	$19.54	$11.83

For the quarter ended September 30, 2018 and 2017, the Company recorded compensation expense related to stock options granted of $6.4 million and $5.0 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense related to stock options granted of $17.7 million and $12.2 million, respectively.

As of September 30, 2018, the Company had $55.9 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 2.6 years.

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

Activity under the RSU’s is as follows (in thousands, except share and per share amounts and years):

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2017	633,115	$33.84
Granted	1,246,126	$42.38
Vested and issued	(277,791)	$34.56
Forfeited	(82,085)	$41.31
Balance at September 30, 2018	1,519,365	$40.31
Vested and unissued at September 30, 2018	72,000	$35.43
Non-vested at September 30, 2018	1,447,365	$40.31

The total grant‑date fair value of RSU’s granted during the quarter and nine months ended September 30, 2018 were $2.7 million and $52.8 million, respectively. The total grant-date fair value of RSU’s granted during the quarter and nine months ended September 30, 2017 was $6.9 million and $11.3 million, respectively.

For the quarter ended September 30, 2018 and 2017, the Company recorded stock based compensation expense related to the RSU’s of $5.6 million and $0.8 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock based compensation expense related to the RSU’s of $12.7 million and $0.9 million, respectively.

As of September 30, 2018, the Company had $48.1 million in unrecognized compensation cost related to non‑vested RSU’s, which is expected to be recognized over a weighted‑average period of approximately 2.3 years.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP. A total of 645,258 shares of common stock were reserved for issuance under this plan as of September 30, 2018. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

On May 8, 2018, the Company issued 56,453 shares under the ESPP. During 2017, the Company issued 127,510 shares under the ESPP. As of September 30, 2018, 461,295 shares remained available for issuance.

For the quarter ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $0.7 million and $0.5 million, respectively.

As of September 30, 2018, the Company had $0.1 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted‑average period of approximately 0.1 years.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Administrative and marketing	$579	$315	$1,551	$798
Sales	2,065	1,293	5,641	2,894
Technology and development	1,588	852	4,466	2,048
General and administrative	7,963	3,506	19,428	7,888
Total stock-based compensation expense	$12,195	$5,966	$31,086	$13,628

Note 14. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter and nine months ended September 30, 2018, the Company recognized an income tax benefit, for the indefinite lived NOL in the United States that is forecasted for the 2018 calendar year which is partially offset by timing differences with respect to the treatment of the amortization of tax deductible goodwill, as well as foreign related income. Income tax provisions recognized for the quarter and nine months ended September 30, 2017, were primarily attributable to the timing differences with respect to the treatment of the amortization of tax deductible goodwill. A majority of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Beginning with the quarter ended March 31, 2018, the Company is calculating tax expense based on the newly enacted U.S. statutory rate of 21%. The Tax Act includes a Base Erosion Anti-Abuse Tax, commonly referred to as BEAT, which imposes a minimum tax on certain deductible payments or accruals made to foreign affiliates in tax years beginning after December 31, 2017. The Company has determined that it is currently not subject to BEAT. The Tax Act imposes a minimum tax on global intangible low-taxed income, commonly referred to as GILTI. The Company does not expect to recognize any tax expense related to GILTI as it has net operating losses available and a full valuation allowance. In addition, the Tax Act imposes an interest expense limitation which disallows a portion of the interest deduction based on EBTIDA. While the disallowed interest deduction is deferred, there is no impact to tax expense due to the current year taxable loss and related valuation allowance.

Note 15. Sale of Assets

On June 29, 2018, the Company completed the sale of certain assets, primarily client contracts for services provided in the workers compensation field for total consideration of $5.5 million. The Company recorded a gain on this sale of approximately $1.4 million and $5.5 million which is included in the consolidated statements of operations for the quarter ended and nine months ended September 30, 2018, respectively. The gain on sale of $1.4 million recorded during the quarter ended September 30, 2018 results from potential contingencies that were fully settled during the quarter.

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

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K in the Annual Report for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We believe we are the largest and most trusted virtual healthcare provider in the world. Recognized by MIT Technology Review as one of the “50 Smartest Companies”, we are forging a new healthcare experience with better convenience, outcomes and value. We provide virtual access to high quality care and expertise, with a portfolio of services and solutions covering 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By marrying the latest in data and analytics with an award-winning user experience and a highly flexible technology platform, we have delivered millions of medical visits to patients around the globe. Over 22 million unique Members now benefit from access to Teladoc 24 hours a day, seven days a week, 365 days a year. We completed approximately 1,780,000 telehealth visits in the first nine months of 2018 and approximately 1,463,000 telehealth visits for the full year of 2017. U.S. paid membership was 22.6 million on September  30,2018, compared to 19.1 million (adjusted for the 3.5 million Aetna lives) on September 30, 2017. Visit fee only access was provided to 9.4 million individuals as of September 30, 2018 and none as of September 30, 2017.

On May 31, 2018, the Company completed the acquisition of Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), a leading global virtual healthcare provider. Advance Medical offers a  portfolio of virtual healthcare and expert medical service solutions.

On July 14, 2017, we completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), an expert medical consultation company. Best Doctors provides technology innovations and services to help employers, health plans and provider organizations to improve health outcomes for the most complex, critical and costly medical issues.

The Teladoc solution is transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Our Members rely on Teladoc to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans, provider organization, insurance and financial services companies and consumers (our “Clients”) purchase our solution to reduce their healthcare spending, or to provide a market differentiating service as a complement to their core set of consumer service offerings, while at the same time offering convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals (our “Providers”) as well as our medical experts have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden. We believe any consumer, employer, health plan or provider, insurance and financial service companies interested in a better approach to healthcare is a potential Teladoc Member, Client or Provider.

We generate revenue from our Clients on a contractually recurring, per-Member-per-month, subscription access fee basis, which provides us with significant revenue visibility. In addition, under the majority of our Client contracts, we generate additional revenue on a per-telehealth general medical visit basis, through a visit fee. Certain of our Client contracts generate revenue for expert medical services on a per case basis. Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries or themselves, while general medical and other specialty visit fees are paid by either Clients or Members. We also generate revenue from Members of our direct-to-consumer behavioral health product on a subscription access fee basis.

We generated $111.0 million and $68.7 million in revenue for the quarters ended September  30, 2018 and 2017, respectively, representing 62% year-over-year growth and $295.2 million and $156.1 million in revenue for the nine months ended September 30, 2018 and 2017, respectively, representing 89% year-over-year growth. Excluding the impact from our Advance Medical and Best Doctors acquisitions, our organic growth rate was 29% and 37% for the quarter and nine months ended September 30, 2018, respectively. We had net losses of $23.3 million and $31.3 million for the quarters ended September 30, 2018 and 2017, respectively and $72.2 million and $62.4 million for the nine months ended September 30, 2018 and 2017, respectively. For quarter ended September 30, 2018,  87% and 13% of our revenue was derived from subscription access fees and visit fees, respectively and for the nine months ended September 30, 2018, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively.  For the quarter ended September 30, 2017, 88% and 12% of our revenue was derived from subscription access fees and visit fees, respectively and for the nine months ended September 30, 2017, 85% and 15% of our revenue was derived from subscription access fees and visit fees, respectively.

In July 2018, we successfully closed on a follow-on offering (the “July Offering”) in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

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

On May 31, 2018,  we completed our acquisition of Advance Medical for aggregate consideration of $351.7 million, net of cash acquired of $8.8 million, which was comprised of 1,344,387 shares of our common stock valued at $68.6 million on May 31, 2018, and $291.9 million of cash. Advance Medical is a leading global virtual care provider offering a portfolio of virtual healthcare and expert medical service solutions.

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

Key Factors Affecting Our Performance

Number of U.S. Paid Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of U.S. Paid Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide U.S. Paid Members access to our professional Provider network in exchange for a contractual based monthly fee. Revenue is driven primarily by the number of Clients, the number of U.S. Paid Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services and the negotiated pricing that is specific to that particular Client. We believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance member experiences. U.S. Paid membership were 22.6 million on September 30, 2018, compared to 19.1 million (adjusted for the 3.5 million Aetna lives) on September 30, 2017.

Number of Visits.  We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visit for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of U.S. Paid Members in a Client’s population, U.S. Paid Member utilization visit fee only individuals of our Provider network services and the contractually negotiated prices of our services. We believe that increasing our current U.S. Paid Member utilization rate and further penetration into existing and sales to new health plan clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Total visits increased by approximately 335,000 for the quarter ended September 30, 2018 compared to the same period in 2017. Total visits increased by approximately 780,000 for the nine months ended September 30, 2018 compared to the same period in 2017.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, long-lived assets, capitalized development costs, income taxes, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Except as noted in “Note 2 – Basis of Presentation and Principles of Consolidation” and “Note 3 – Revenue” of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies during 2018.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and nine months ended September 30, 2018 and 2017 and the dollar and percentage change between the respective periods:

	Quarters Ended September 30,				Nine Months Ended September 30,
	2018	2017			2018	2017
	$	$	Variance	%	$	$	Variance	%(a)
Revenue	$110,962	$68,650	$42,312	62%	$295,166	$156,139	$139,027	89%
Cost of revenue	34,167	16,742	17,425	104%	88,707	38,907	49,800	128%
Gross profit	76,795	51,908	24,887	48%	206,459	117,232	89,227	76%
Operating expenses:
Advertising and marketing	21,668	14,328	7,340	51%	61,554	39,222	22,332	57%
Sales	16,303	11,393	4,910	43%	44,645	26,705	17,940	67%
Technology and development	13,577	9,964	3,613	36%	40,829	24,013	16,816	70%
Legal	254	105	149	143%	843	725	118	16%
Regulatory	553	777	(224)	-29%	1,648	2,771	(1,123)	-41%
Acquisition and integration related costs	1,588	8,526	(6,938)	-81%	8,957	10,639	(1,682)	-16%
Gain on sale	(1,430)	—	(1,430)	NM %	(5,500)	—	(5,500)	NM %
General and administrative	30,314	21,938	8,376	38%	80,455	52,299	28,156	54%
Depreciation and amortization	9,746	6,418	3,328	52%	26,045	11,693	14,352	123%
Loss from operations	(15,778)	(21,541)	5,763	-27%	(53,018)	(50,835)	(2,183)	4%
Amortization of warrants and loss on extinguishment of debt	—	1,457	(1,457)	-100%	—	1,457	(1,457)	-100%
Interest expense, net	7,666	8,202	(536)	-7%	19,449	9,678	9,771	101%
Net loss before taxes	(23,444)	(31,200)	7,756	-25%	(72,466)	(61,970)	(10,496)	17%
Income tax (benefit) provision	(180)	130	(310)	-239%	(261)	429	(690)	-161%
Net loss	$(23,264)	$(31,330)	$8,066	-26%	$(72,205)	$(62,399)	$(9,806)	16%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBTIDA and Adjusted EBITDA for the quarters and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(23,264)	$(31,330)	$(72,205)	$(62,399)
Add:
Interest expense, net	7,666	8,202	19,449	9,678
Income tax (benefit) provision	(180)	130	(261)	429
Depreciation expense	854	1,113	3,118	2,466
Amortization expense	8,892	5,305	22,927	9,227
EBITDA(1)	(6,032)	(16,580)	(26,972)	(40,599)
Stock-based compensation	12,195	5,966	31,086	13,628
Amortization of warrants and loss on extinguishment of debt	—	1,457	—	1,457
Gain on sale	(1,430)	—	(5,500)	—
Acquisition and integration related costs	1,588	8,526	8,957	10,639
Adjusted EBITDA(1)	$6,321	$(631)	$7,571	$(14,875)

(1)	Non-GAAP Financial Measures:

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

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization, stock-based compensation, gain on sale, amortization of warrants and loss on extinguishment of debt, and acquisition and integration related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;
•	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;
•	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions;
•	Adjusted EBITDA does not reflect the significant gain on sale of certain non-core client contracts;

•	Adjusted EBITDA does not reflect the significant amortization of warrants and loss on extinguishment of debt;
•	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and
•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

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

Revenue.  Total revenue was $111.0 million for the quarter ended September  30, 2018, compared to $68.7 million during the quarter ended September 30, 2017, an increase of $42.3 million, or 62%, with organic growth reflecting a 29% increase.  Total revenue was $295.2 million for the nine months ended September 30, 2018, compared to $156.1 million during the nine months ended September 30, 2017, an increase of $139.1 million, or 89%, with organic growth reflecting a 37% increase.  The primary increase in revenue in 2018 for both periods was substantially driven by the acquisition of Advance Medical contributing $19.2 million and $25.4 million for the quarter and nine months ended September 30, 2018,  respectively, the acquisition of Best Doctors contributing $3.5 million and $57.0 million in revenue for the quarter and nine months ended September 30, 2018, respectively, and an increase in new Clients and the number of new Members generating additional subscription access fees. The increase in subscription access fees was due to the addition of new subscribers to our behavioral health services and new Clients, as the number of paid Members increased by 18% from September  30, 2017 to September 30, 2018.  Revenue from U.S. subscription access fees was $72.5 million for the quarter ended September 30, 2018 compared to $52.0 million for the quarter ended September  30, 2017 and was $198.6 million for the nine months ended September 30, 2018 compared to $123.8 million for the nine months ended September 30, 2017. We generated $24.1 million of international subscription access fees for the quarter ended September 30, 2018 and $8.4 million for the quarter ended September 30, 2017 and $49.5 million of international subscription access fees for the nine months ended September 30, 2018 and $8.4 million for the nine months ended September 30, 2017.

We completed approximately 641,000 visits, representing $14.4 million of visit fees for the quarter ended September 30, 2018, compared to approximately 306,000 visits, representing $8.3 million of visit fees during the quarter ended September 30, 2017, an increase of $6.1 million, or 73%. We completed approximately 1,780,000 visits, representing $47.1 million of visit fees for the nine months ended September  30, 2018, compared to approximately 1,000,000 visits, representing $24.0 million of visit fees during the nine months ended September 30, 2017, an increase of $23.1 million, or 96%.

Cost of Revenue.  Cost of revenue was $34.2 million for the quarter ended September  30, 2018 compared to $16.7 million for the quarter ended September  30, 2017, an increase of $17.5 million, or 104%. Cost of revenue was $88.7 million for the nine months ended September 30, 2018 compared to $38.9 million for the nine months ended September 30, 2017, an increase of $49.8 million, or 128%. The increase in both periods was primarily due to the additional $9.7 million and $13.0 million in costs associated with Advance Medical services for the quarter and nine months ended September 30, 2018, $17.7 million in costs associated with Best Doctors services for the nine months ended September 30, 2018, and increased general medical visits resulting in increased provider fees, and physician network operation center costs.

Gross Profit.  Gross profit was $76.8 million, or 69% as a percentage of revenue, for the quarter ended September 30, 2018 compared to $51.9 million, or 76%, as a percentage of revenue, for the quarter ended September  30, 2017, an increase of $24.9 million, or 48%. Gross profit was $206.5 million, or 70% as a percentage of revenue, for the nine months ended September 30, 2018 compared to $117.2 million, or 75%, as a percentage of revenue, for the nine months ended September 30, 2017, an increase of $89.2 million, or 76%. The increase in gross profit in both periods reflects the aforementioned revenue and cost of revenue growth. The lower gross profit percentage to revenue for both periods reflects the impact of revenue mix of our virtual healthcare product offerings.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $21.7 million for the quarter ended September  30, 2018 compared to $14.3 million for the quarter ended September  30, 2017, an increase of $7.4 million, or 51%. Including the impact from Advance Medical, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $6.5 million, increased staffing of $0.6 million and other expenses of $0.3 million. Advertising and marketing expenses were $61.6 million for the nine months ended September 30, 2018 compared to $39.2 million for the nine months ended September 30, 2017, an increase of $22.4 million, or 57%. Including the impact from Best Doctors and Advance Medical, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $18.4 million, increased staffing of $2.6 million and other expenses of $1.4 million.

Sales Expenses.  Sales expenses were $16.3 million for the quarter ended September  30, 2018 compared to $11.4 million for the quarter ended September  30, 2017, an increase of $4.9 million, or 43%. Including the impact from Advance Medical, this increase primarily consisted of increased staffing and sales commissions of $4.5 million and an increase to other sales expenses of $0.4 million. Sales expenses were $44.6 million for the nine months ended September 30, 2018 compared to $26.7 million for the nine months ended September 30, 2017, an increase of $17.9 million, or 67%. Including the impact from Best Doctors and Advance Medical, this increase primarily consisted of increased staffing and sales commissions of $15.7 million and an increase to other sales expenses of $2.2 million.

Technology and Development Expenses.  Technology and development expenses were $13.6 million for the quarter ended September 30, 2018 compared to $9.9 million for the quarter ended September 30, 2017, an increase of $3.7 million, or 36%. This increase resulted primarily from hiring additional personnel totaling $2.8 million and other expenses of $0.8 million. Technology and development expenses were $40.8 million for the nine months ended September 30, 2018 compared to $24.0 million for the nine months ended September 30, 2017, an increase of $16.8 million, or 70%. Including the impact from Best Doctors, this increase resulted primarily from hiring additional personnel totaling $10.7 million, technology and development expense of $3.2 million and other expenses of $2.9 million.

Legal Expenses.  Legal expenses were $0.2 million for the quarter ended September  30, 2018 compared to $0.1 million for the quarter ended September  30, 2017, an increase of $0.1 million, or 143%. Legal expenses were $0.8 million for the nine months ended September 30, 2018 compared to $0.7 million for the nine months ended September 30, 2017, an increase of $0.1 million, or 16%. The increase in 2018 resulted primarily from increased costs to support international activities.

Regulatory Expenses.  Regulatory expenses were $0.6 million for the quarter ended September 30, 2018 compared to $0.8 million for the quarter ended September  30, 2017, a decrease of $0.2 million, or 29%. Regulatory expenses were $1.6 million for the nine months ended September 30, 2018 compared to $2.8 million for the nine months ended September 30, 2017, a decrease of $1.2 million, or 41%. The decrease in both periods resulted primarily from less required regulatory activities.

Acquisition and Integration Related Costs.  Acquisition and integration related costs, incurred in connection with the Advance Medical and Best Doctors acquisitions, were $1.6 million for the quarter ended September  30, 2018 compared to $8.5 million for the quarter ended September  30, 2017, a decrease of $6.9 million, which primarily represents the costs associated with the Best Doctors acquisition in the quarter ended September 30, 2017. Acquisition and integration related costs were $9.0 million for the nine months ended September 30, 2018 compared to $10.6 million for the nine months ended September 30, 2017, a decrease of $1.6 million, which primarily represents the costs associated with the acquisition of Advance Medical.

Gain on Sale.  Gain on sale of $1.4 million and $5.5 million for the quarter and nine months ended September 30, 2018, respectively, consists of the June 2018 sale of certain client contracts.

General and Administrative Expenses.  General and administrative expenses were $30.3 million for the quarter ended September 30, 2018 compared to $21.9 million for the quarter ended September 30, 2017, an increase of $8.4 million, or 38%. This increase was driven primarily by an increase in employee-related expenses of approximately $4.4 million resulting from growth in total employee headcount to 2,032 at September 30, 2018 as compared to 1,247 employees at September 30, 2017 primarily from the impact of the Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $4.0 million for the quarter ended September 30, 2018 as compared to September 30, 2017, to support the growth of our business. General and administrative expenses were $80.5 million for the nine months ended September 30, 2018 compared to $52.3 million for the nine months ended September 30, 2017, an increase of $28.2 million, or 54%. This increase was driven primarily by an increase in employee-related expenses of approximately $22.7 million resulting from growth in total employee headcount to 2,032 at September 30, 2018 as compared to 1,247 employees at September 30, 2017 primarily from the impact from the Best Doctors and Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $5.5 million for the nine months ended September 30, 2018 as compared to September 30, 2017, to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $9.7 million for the quarter ended September 30, 2018 compared to $6.4 million for the quarter ended September 30, 2017, an increase of $3.3 million, or 52%. Depreciation and amortization was $26.0 million for the nine months ended September 30, 2018 compared to $11.7 million for the nine months ended September 30, 2017, an increase of $14.3 million, or 123%. The increase in both periods was primarily due to the impact from acquisitions. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that increased from $185.5 million at September 30, 2017 to $306.6 million at September 30, 2018 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $17.3 million at September 30, 2017 to $21.8 million at September 30, 2018.

Amortization of Warrants and Loss on Extinguishment of Debt.  Amortization of warrants and loss on extinguishment of debt was $1.5 million for the quarter and nine months ended September 30, 2017. As a result of the July 2017 refinancing, the Company paid off the July 2016 Mezzanine Term Loan and recorded a one-time charge associated with the loss on extinguishment of debt of $1.5 million. The amortization of warrants and loss on extinguishment of debt includes the write-off of fees paid to SVB and deferred debt costs associated with the original Mezzanine Term Loan.

Interest Expense, Net.  Interest expense, net consists of interest costs and amortization of debt discount associated with our bank, and Convertible Senior Notes and interest income from short-term investments in marketable securities. Interest expense, net was $7.7 million for the quarter ended September 30, 2018 and was consistent when compared to $8.2 million for the quarter ended September 30, 2017. Interest expense, net was $19.4 million for the nine months ended September 30, 2018 compared to $9.7 million for the nine months ended September 30, 2017.  The increase in net interest expense in 2018 reflects costs associated with the Convertible Senior Notes issued in May 2018 and June 2017.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended
	September 30,
	2018	2017
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(7,336)	$(27,166)
Net cash used in investing activities	(215,148)	(456,721)
Net cash provided by financing activities	638,163	516,894
Total	$415,679	$33,007

Since our inception, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

On July 26, 2018, we completed the July Offering in which we issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. We received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

 On May 31, 2018 we completed the acquisition of Advance Medical. The purchase price was $351.7 million consisting of $283.1 million of cash, net of cash acquired, and 1.3 million shares of Teladoc’s common stock valued at approximately $68.6 million.

On May 8, 2018, we issued, at par value, $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to the Company from the offering were $279.1 million after deducting the initial purchasers’ discounts, commissions and offering expenses.

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

On July 14, 2017, we acquired Best Doctors. The purchase price was $445.5 million consisting of $379.4 million of cash and 1.9 million shares of Teladoc’s common stock valued at approximately $66.2 million on July 14, 2017.

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

On July 13, 2017, we repaid all the outstanding amounts under both the SVB Line of Credit Facility and the Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and final deferred origination fees of $1.5 million and accrued expense of $0.2 million.

In June 2017, we issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting the initial purchasers’ discounts,  commissions and other offering expenses.

In January 2017, we received $123.9 million of net cash proceeds associated with the issuance of 7,887,500 shares of common stock in conjunction with our Follow-On Offering, after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Our principal sources of liquidity are cash and cash equivalents totaling $457.5 million as of September 30, 2018, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $15.0 million as of September 30, 2018.

Cash Used in Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities was $7.3 million. The negative cash flows resulted primarily from our net loss of $72.2 million, adjusted for gain on sale of assets of $5.5 million, deferred income tax of $1.9 million, partially offset by depreciation and amortization of $26.0 million, allowance for doubtful accounts of $1.6 million, stock-based compensation of $31.1 million, accretion of interest of $13.6 million.

For the nine months ended September 30, 2017, cash used in operating activities was $27.2 million. The negative cash flows resulted primarily from our net loss of $62.4 million, partially offset by depreciation and amortization of $11.7 million, allowance for doubtful accounts of $1.3 million, stock-based compensation of $13.6 million, deferred income tax of $0.2 million, accretion of interest $3.3 million, loss on extinguishment of debt of

$1.5 million as well as the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $3.6 million, all of which was used to support the growth of the business. Included in cash used in operating activities is approximately $10.6 million of one-time costs associated with acquisition and integration related costs.

Cash Used in Investing Activities

Cash used in investing activities was $215.1 million for the nine months ended September  30, 2018. Cash used in investing activities consisted of the acquisition of Advance Medical of $282.5 million, purchases of property and equipment totaling $2.7 million and investments in internally developed capitalized software of $2.7 million, offset by maturities of short-term marketable securities of $67.3 million, net of sales, and sales of assets of $5.5 million.

Cash used in investing activities was $456.7 million for the nine months ended September 30, 2017. Cash used in investing activities consisted of the acquisition of Best Doctors of $379.4 million net of cash acquired, purchases and maturities of short-term marketable securities of $73.8 million, net of sales as well as purchases of property and equipment totaling $2.0 million and investments in internally developed capitalized software of $1.5 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September  30,  2018 was $638.2 million. Cash provided by financing activities consisted of $279.1 million of net cash proceeds from the issuance of the 2025 Notes, $330.9 million of net cash proceeds from the July Offering,  $26.2 million of proceeds from the exercise of employee stock options,  $0.6 million of cash proceeds for tax withholding for options exercised and $1.4 million of proceeds from the employee stock purchase plan.

Cash provided by financing activities for the nine months ended September 30, 2017 was $516.9 million. Cash provided by financing activities consisted of $263.7 million of net cash proceeds from the issuance of the 2022 Notes, $123.9 million of net cash proceeds from the Follow-On Offering, $166.7 million of proceeds under the credit facilities,  $6.9 million of proceeds from the exercise of employee stock options, $1.3 million of proceeds from the employee stock purchase plan and $0.5 million of tax withholding for options exercised, offset by the repayment of $44.1 million under the SVB Mezzanine Term Loan and the Revolving Advance Facility and repayment of $2.0 million of other debt.

Looking Forward

As a result of the July Offering, the December Offering and the Follow-On Offering, we received $330.9 million, $134.7 million and $123.9 million of net cash proceeds in July 2018, December 2017 and January 2017, respectively. In May 2018, we issued the 2025 Notes with net proceeds of $279.1 million and also acquired Advance Medical for approximately $291.9 million in cash.  Additionally in June 2017, we issued the 2022 Notes with net proceeds of $263.7 million and in July 2017, we entered into a New Revolving Credit Facility of $10.0 million as well as a New Term Loan Facility of $175.0 million which was subsequently repaid in conjunction with the December Offering. In July 2017, we acquired Best Doctors for approximately $379.4 million in cash and we paid off the entire SVB Facilities plus other deal related costs amounting to approximately $53.7 million. At September 30, 2018, the Company’s cash and short-term investments were $472.5 million. We anticipate positive Adjusted EBITDA results for 2018.

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

In January 2017, we successfully closed on our Follow-On Offering in which we issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 1,600,000 shares offered by certain stockholders of ours, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

We filed an automatically effective shelf registration statement on Form S-3 under the Securities Act on November 28, 2017 (the “2017 Shelf”). Under the 2017 Shelf at the time of effectiveness, we had the ability to raise up to $175 million by selling common stock in addition to 1,200,000 shares of common stock eligible for resale by certain shareholders.

In December 2017, we successfully closed on our December Offering in which we issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 830,000 shares offered by certain stockholders of ours, at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

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

In July 2018, we successfully closed on our July Offering in which we issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. We received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

Indebtedness

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, we entered into a $175.0 million New Term Loan Facility and a $10.0 million New Revolving Credit Facility. The New Term Loan Facility was used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, we used the proceeds from the December Offering and cash on hand and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility. We have maintained the New Revolving Credit Facility and, there was no amount outstanding as of September 30, 2018 and December 31, 2017.

On May 8, 2018, we issued, at par value, $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025. The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to us from the offering were $279.1 million after deducting offering costs of approximately $8.4 million.

The 2025 Notes are senior unsecured obligations of ours and rank senior in right of payment to our indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to our liabilities that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by our subsidiaries.

In June 2017, we issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022. The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2022 Notes will mature on December 15, 2022. The net proceeds to us from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

The 2022 Notes are senior unsecured obligations of ours and rank senior in right of payment to our indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to our liabilities that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by our subsidiaries. See Note 11, “Convertible Senior Notes” of the Notes to the Consolidated Financial Statements of the Quarterly Report on Form 10-Q for additional information on the 2025 Notes and the 2022 Notes.

We were in compliance with all debt covenants at September 30, 2018 and December 31, 2017.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September  30, 2018:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$33,497	$7,497	$10,492	$8,225	$7,283
Debt obligations under the Convertible Notes	562,500	—	—	275,000	287,500
Interest associated with the Convertible Notes	57,052	12,203	24,406	14,009	6,434
Total	$653,049	$19,700	$34,898	$297,234	$301,217

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of September  30, 2018. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

No Client represented over 10% of revenues for the quarters and nine months ended September 30, 2018 and 2017.

No Client represented over 10% of accounts receivable at September 30, 2018 and December 31, 2017

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness in our internal control over financial reporting for certain fourth quarter of 2017 awards of stock-based compensation with unique or different terms than our standard stock awards previously identified in the 2017 Annual Report on Form 10-K had been remediated by March 31, 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At September 30, 2018, the Company is not a party to any material legal proceeding, and it is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2017and Part II, Item 1.A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the period ended June 30, 2018. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the period ended June 30, 2018.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement, dated as of May 29, 2018, by and among Teladoc, Inc., Best Doctors International Insurance S.a.r.l. and the Sellers party thereto.	8-K	001-37477	2.1	6/4/18

2.2	Agreement and Plan of Merger, dated as of June 19, 2017, by and among Teladoc, Inc., Barolo Acquisition Corp., Best Doctors Holdings, Inc., Shareholder Representative Services LLC, as stockholder representative, BBH Capital Partners IV, L.P. and BBH Capital Partners QP IV, L.P.	8-K	001-37477	2.1	6/20/17

2.3	Amendment to Agreement and Plan of Merger, dated as of July 14, 2017, by and among Teladoc, Inc., Best Doctors Holdings, Inc. and Shareholder Representative Services LLC, as stockholder representative.	8-K	001-37477	2.1	7/18/17

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Third Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.2	8/10/18

4.1	Specimen stock certificate evidencing shares of the common stock.					*

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17

4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17

4.4	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/8/18

4.5	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/8/18

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc, Inc. Non-Employee Director Compensation Program (as amended).	10-K	001-37477	10.7	2/27/18

10.8	Teladoc, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.10	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Mark Hirschhorn.	S-1/A	333-204577	10.20	6/18/15

10.11	Amendment to Amended and Restated Executive Employment Agreement, by and between Teladoc, Inc. and Mark Hirschhorn.	8-K	001-37477	10.1	12/30/16

10.12	Executive Severance Agreement, dated July 17, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.12	2/27/18

10.13	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.132	2/27/18

10.14	Teladoc, Inc. 2017 Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.15	Form of Stock Option Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.16	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.17	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.18	Credit Agreement, dated as of July 14, 2017, by and among Teladoc, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17

10.19	Amendment No. 2 to Credit Agreement by and among Teladoc, Inc., Jefferies Finance LLC, as administrative agent and issuing bank, and the lenders party thereto, dated as of April 30, 2018.	8-K	001-37477	10.1	5/2/18

21.1	Subsidiaries of the Registrant.	10-Q	001-37477	21.1	8/1/18

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: November 1, 2018	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: November 1, 2018	By:	/s/ MARK HIRSCHHORN
	Name:	Mark Hirschhorn
	Title:	Executive Vice President, Chief Operating Officer and Chief Financial Officer