Form 10-K
period 2018-12-31
Teladoc Health, Inc.
filed 2019-02-27
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,986,708,558. The registrant has no non-voting stock outstanding.

As of February 25, 2019, there were 70,766,778 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2019 annual meeting of stockholders to be held on May 30, 2019 are incorporated by reference in response to Part III of this Report.

PART I

Item 1. Business

Overview

Teladoc Health, Inc. is the largest and most trusted global leader of comprehensive virtual healthcare services. We are forging a new healthcare experience with better convenience, outcomes and value. Our mission is to transform how people access healthcare, delivering an improved experience with better convenience, outcomes and value for individuals, providers and Clients. We provide virtual access to high-quality care and expertise, with a portfolio of services and solutions covering 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By combining the latest in data and analytics with an award-winning user experience through a highly flexible technology platform, we completed approximately 2.6 million telehealth visits in 2018 for patients around the globe.

Over 22.8 million unique U.S. paid Members and 9.5 million visit fee only individuals have access to our high-quality healthcare and expertise. Through our acquisition of Advance Medical Health-Care Management Services, S.A. (Advance Medical) in 2018, we now deliver services in more than 130 countries around the world in more than 20 languages. We provide access to healthcare through our portfolio of five consumer brands 24 hours a day, seven days a week and 365 days a year. Our solutions are delivered with an approximate median response time of less than ten minutes in the U.S. for general medical inquiries from the time a Member requests a general medical telehealth visit to the time they consult with a Teladoc Health network provider.

Who We Serve

We currently provide virtual healthcare services on a business-to-business (B2B) basis to more than 12,000 total Clients spanning the global healthcare distribution landscape and provide services to consumers directly and through channel partners.  In our behavioral health business, branded BetterHelp, we serve individuals in the direct-to-consumer (D2C) market and through business partnerships with other trusted brands. Teladoc Health employers, health plans, hospitals and health systems, insurance and financial services companies and consumers (Clients) purchase our solutions to reduce their healthcare spending, or to provide market differentiating services as either part of, or a complement to, their core set of consumer service offerings, while at the same time, offering convenient, affordable, high-quality healthcare to their audiences.

We have over 40 health plan Clients, including some of the largest in the United States such as Aetna, Blue Shield of California, Blue Cross and Blue Shield of Alabama, Premera and United Healthcare. While health plans are Clients, they also serve as distribution channels to self-insured employers that contract with us through our relationships with them. We work with more than 70 global insurance and financial services firms, such as AIG, AXA Global, Great West Life and MLC.

We serve more than 300 hospital and health system Clients, including prestigious organizations such as Jefferson Partners Healthcare.

Our employer Clients include over 40% of the Fortune 500 companies. The remainder of our Clients are from channel partners such as brokers, resellers and consultants who sell into a range of small, medium and large enterprises.

We formed an important D2C enterprise partnership with CVS to be their virtual care provider, a rollout that began in the fourth quarter and will continue throughout 2019.

Our virtual solutions delivered through all of our channels offer our Clients proven substantial savings opportunities and an attractive return on investment. We commissioned Veracity Analytics, an independent healthcare data analytics company, to perform a study of several Clients representing nearly two million of our Members as of the end of 2016. To date, we believe this is the most comprehensive study of its kind and the findings remain valid based on our experience with our Clients. The study found that these Clients saved $472 on average per general medical visit when its Members received healthcare through Teladoc Health instead of receiving healthcare in other settings for the same diagnosis.

The Teladoc Health Brand Portfolio

Our consumer brands – Teladoc, Advance Medical, Best Doctors, BetterHelp and HealthiestYou - deliver access to advice and resolution to a broad array of healthcare needs, in intuitive, award-winning experiences designed to meet the expectations of today’s consumers, from young adults to the senior population. The most common way for individuals to request healthcare is by using a mobile device, reflecting the growing consumer adoption of mobile technology and applications in managing their health.

How We Generate Revenue

We generate revenue on a contractually recurring, subscription access fee basis, typically on a per-Member-per-month (PMPM) basis, and in certain contracts, on a per subscriber basis. Our subscription access fees comprise the majority of our revenue and therefore provide us with significant revenue visibility. We also generate additional revenue on a per-visit basis through certain Clients with visit fee only (VFO) arrangements.

Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries or, as is the case with certain of our subscribers, fees are paid by our Members themselves. General medical and other specialty visit fees are paid by Clients and/or Members.

For certain Clients, we also earn visit fees or per-case fees in combination with subscription access fees.  Subscription access fee services continue to be the most appealing to our Clients due to the proven effectiveness of our engagement science and surround sound strategies driving utilization of our services. In 2018, we continued to experience strong demand for our subscription access fee services. For the year ended December 31, 2018, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively.

Global Market Opportunities

We believe that favorable macro trends, in combination with the expansion of our capabilities, present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that match consumer demand and physician supply at the time of need.

Barriers and inefficiencies in healthcare systems around the world present market participants with major global challenges such as:

(i)	consumers lack sufficient access to high‑quality, cost‑effective healthcare at appropriate sites of care, while bearing an increasing share of costs;
(ii)	employers and health plans lack effective solutions that reduce costs while enhancing healthcare access for beneficiaries;
(iii)	health systems lack effective solutions to manage supply/demand gaps driven by physician demographics, burn out and aging baby boomers; and
(iv)	providers lack flexibility to increase productivity by delivering healthcare on their own terms.

Traditional market participants are therefore increasingly unable to effectively and efficiently receive, deliver or administer healthcare. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for similar solutions in healthcare. Teladoc Health offers solution to address these challenges.

Our Competitive Strengths

We believe that Teladoc Health is the leading global virtual healthcare provider with strong competitive advantages that address the most pressing challenges and trends in the delivery of healthcare around the world.  We believe our history of innovation and long-standing operational excellence provide us with significant first-mover advantages, and we continue to invest and expand our services and geographic footprint globally. As the first comprehensive virtual healthcare provider at scale, we have pioneered solutions and created what we believe are collectively, the telehealth industry’s first and only offerings of their kind.

Comprehensive Suite of Virtual Healthcare Clinical Services

We believe that we are the first and only company to provide a comprehensive and integrated virtual healthcare solution covering a full spectrum of clinical conditions – from non-critical, episodic care to chronic, complicated cases – as well as a wide range of services, such as telehealth solutions, expert medical services, behavioral health solutions, guidance and support, and platform & program services.

Our proprietary platform enables patients and our providers (Providers) to have an integrated, smart user experience, through mobile, web, and phone based accessed points. Our new virtual health assistant leverages natural language processing, patient and group specific information, clinical guidelines, and learning algorithms to make finding the right virtual health service even easier for our Members at their moment of need. We have seen increasing adoption of multiple products by our Clients, with Clients representing over 40% of U.S. Membership now subscribing to 2 or more products. As a result of our analytics driven member engagement, our utilization is approximately four times better than the industry averages.

Global Footprint Spanning Clients, Medical Operations and Members

With our acquisition of Advance Medical in 2018, we built on our successful track record of acquiring and integrating companies with common purpose, complementary capabilities and access to new markets. We believe we have the only global footprint spanning a diverse set of client channels, medical operations and Members. Combining Advance Medical’s suite of international clinical capabilities with our technology and operational scale uniquely equips us to meet the needs of U.S. multinational employers that serve more than one third of their employees who live abroad.

We have more than 20 offices globally servicing patients from more than  130 countries and can deliver care in more than 30 languages.

Unmatched Breadth of Solutions for Clients Across All Channels Served

We deliver a comprehensive set of solutions to a diverse Client population through a highly efficient and effective distribution network wherein we reach consumers on a direct B2B basis through our Clients and channel partners as well on a D2C basis by marketing our solution directly to potential paid Members.

On a direct B2B basis, we sell to our Clients who in turn buy our solutions on behalf of their beneficiaries. In our various sales channels, a range of third-parties, including health plans, financial institutions, brokers, agents, benefits consultants and resellers, sell our solutions to various end markets around the world. Notably, many of our health plan Clients also act as channel partners because they resell our solutions to their Administrative Service Only (ASO) accounts and other customers. Similarly, our financial services Clients act as channel partners, embedding our solutions into a range of insurance, credit card and other financial products.

In the hospital and health systems market, we sell our solutions directly to provider entities who leverage our platform to deliver virtual healthcare to both new and existing patients. We have a growing presence in D2C markets, where we primarily focus on general telehealth visits and behavioral health. We believe the breadth of our distribution strategy allows us to directly reach consumers and Clients of nearly every size and in nearly every market.

Comprehensive Engagement Model that Drives Utilization

We believe that our ability to drive behavior change on a global scale to deliver the highest utilization of virtual healthcare services in the industry is a key competitive differentiator for Teladoc Health. We utilize a combination of engagement science, our Surround Sound capabilities as well as our deep knowledge and expertise of various populations to increase the adoption of our virtual care services.

The National Business Group on Health 2018 Large Employer Health Care Strategy and Plan Design Survey cites average telehealth utilization amongst large employers at 2.5% while the Teladoc Health average U.S. utilization (excluding Amerigroup and Visit Fee Only Members) was almost four times the national average in 2018 at 9.4%.

Our Engagement Science is a unique combination of the application of predictive analytics and modeling, our deep experience with all population demographics and expertise in applying this knowledge to our Client populations on a global scale. With our proprietary Engagement Science, we target Members using behavioral triggers, advanced predictive modeling and demographic/firmographic insights. This increases efficiency and the impact of our communications by reaching the right Member, with the right personalized message, in the right micro moments of their day-to-day lives. We were the first to implement sophisticated behavioral analytics and predictive modeling to drive utilization across our full portfolio of clinical services which are especially critical for more complex health conditions.

We believe that our Surround Sound capabilities are unique in the breadth and scale of media mix, analytics and targeting techniques that we actively deploy across our diverse client populations on a global scale. We use these capabilities, plus our Engagement Science, to drive awareness and utilization of Teladoc Health services through innovative media strategies designed to reach Members in their homes, on the go and in their moments of need. Our Surround Sound capabilities and strategies are continuously being evaluated, analyzed and evolved to meet ever-shifting consumer behaviors.

In addition to our proactive engagement techniques, we also provide our Clients with on-line access to our Teladoc Health Engagement Center for client specific, fully customized engagement collateral on a self-service basis.  We believe that we are the only partner globally that provides our business-to-business-to-consumer Clients across all market channels with the breadth and dynamic customization of our proprietary online portal. The Teladoc Health Engagement Center has experienced strong Client adoption, with more than 83,000 logins in 2018.

Highly Scalable and Secure API-Driven Technology Platform

We are tackling access, cost and quality of healthcare challenges for our Clients through our technology platform that dynamically and efficiently match our Member’s demand and our Provider’s availability real-time, asynchronously and in various modalities such as video, web, mobile and telephone.

Our integrated, flexible, purpose-built solution positions us at the center of the patient, provider and payor relationship and as a key participant in the highly complex healthcare industry. We believe our technology platform contains several differentiating features.

We believe we were the first to build a highly scalable, integrated, application program interface or API-driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem.

We have a highly scalable platform that is currently equipped to serve over 100 million Members.

Our platform can provide the same level of Member support and response time for upwards of 50,000 visits per day versus our December 2018 rate of over 7,000 visits per day, on average. Further, our platform has been built to accommodate the seamless and quick introduction of new services and products that we have introduced, such as behavioral health, dermatology, expert medical opinions, global healthcare, and other services that are currently in the development stages.

We pride ourselves on what we believe is unmatched integration with the payor community that enables us to uniquely provide real-time eligibility checking, real-time Member financial liability calculations and clinical data exchange.

Our platform’s APIs power external connectivity and deep integration with a wide range of payors, third party applications and other interfaces which uniquely positions us to be a central partner meeting the unique needs of the rapidly emerging, technology powered healthcare industry.

We believe that we have the only platform that incorporates the core functionality required to offer a full spectrum of virtual healthcare services on a single system. Our platform features predictive modeling, automated complex routing, queuing and scheduling.

Consumers benefit from our ability to customize their experience to meet their unique needs.  They can manage their own electronic medical records, (EMRs). We also provide access to a secure message center, provider finder, image upload capability and enable real-time sharing capabilities with providers that include visit scheduling, a single sign on and full interoperability with native iOS and Android apps.

Our Providers benefit from a dedicated, easy to use mobile app, EMR and visit queue, proprietary telehealth guidelines, e prescribing and a range of other features and functions such as auto complete symptoms, diagnoses and billing codes.

To meet the growing needs of hospitals and health systems, as well as multi-national insurers, our proprietary licensed platform enables Clients to fully integrate private instances of our platform alongside their traditional modes of delivering healthcare to their patients. Leveraging the flexibility and customization available on the platform, most of these implementations incorporate deep integration with the hospital or health system’s EMR platform for scheduling and bi-directional clinical data sharing.

High-Quality Clinical Capabilities Tailored Virtual Care

We deliver high-quality clinical care and advice in a virtual setting to our Members through the unique combination of our proprietary guidelines, breadth and depth of clinical quality data, analytics, oversight as well as through our in-house and third-party medical professionals (our Medical Group).

The Medical Group is composed of staff clinicians, our telehealth provider network and the Teladoc Health Expert Panel. Overseeing the Medical Group we have a Quality and Care and Patient Safety sub-committee of our Board of Directors, chaired by Senator Bill Frist, M.D. We also have a global network of medical advisory boards, spanning North America, Europe, and Australia.

With our telehealth provider network, we believe that by directly recruiting, credentialing, training and contracting with our Providers we have built our clinical capabilities in a manner that supports the operational complexity of and commitment to clinical quality required in delivery of care in a virtual setting. We provide expert medical services through a combination of our Teladoc Health Expert Panel, as well as in house health professionals. Our Teladoc Health Expert Panel is composed of a network of approximately 50,000 medical experts around the world whose specialties span 450 sub-specialties and are affiliated with some of the most prestigious medical facilities in the world.

To improve the clinical quality our patients receive, we apply analytics to the anonymized data points generated in our millions of visits with patients, these data sets and insights are applied to enhancing our Providers ability to deliver quality care through tools such as our Provider dashboards, as well as serving a foundation for clinical innovation, collaborating with leaders in the space, focused on the advancement of virtual care delivery and practices.

To deliver virtual care spanning the comprehensive suite of clinical services that Teladoc Health offers, we have pioneered the development of a new clinical specialty, the Virtualist, which is in the early stages of development. We have partnered with Thomas Jefferson University to offer a fellowship focused on the training of future leaders in virtual care. Additionally, as part of our successful antibiotic prescribing stewardship program, we have undertaken a five-year, grant-funded research study together with the University of Southern California (USC) Schaeffer Center for Health Policy & Economics and Northwestern University, to lead the first-ever, large-scale study to assess antibiotic prescribing practices in telehealth. This project is funded through a grant from the Department of Health and Human Services'

Agency for Healthcare Research and Quality and as part of the White House’s National Action Plan for Combating Antibiotic-Resistant Bacteria (CARB). This study is expected to set a new precedent in medical literature by adding specific standards for telehealth and virtual care.

Our Growth Strategies

The following are our key growth strategies.

Enable A Virtual First Strategy for Consumer Healthcare Access

Teladoc Health is creating a new virtual front door for consumers to access the healthcare system. As we drive the world to a “Virtual First” mindset, we believe only Teladoc Health has the enterprise scale, technical capabilities, clinical depth, and consumer engagement expertise to achieve the vision. We refer to Teladoc Health’s integrated offering as our comprehensive Virtual Healthcare Delivery Platform.

Teladoc Health’s Virtual Healthcare Delivery Platform is changing consumer behavior to where consumers access virtual healthcare as their first point of entry into the healthcare system for a wide range of their healthcare needs. We are creating a new virtual front door, providing simple access to powerful healthcare solutions for consumers. We are delivering a single solution leveraging our comprehensive clinical expertise, to address the complete spectrum of conditions from non-critical, episodic care to chronic, complicated cases. The Virtual First model is built on our integrated Virtual Healthcare Delivery Platform, combining smart technologies and AI, rich data exchange, Analytics and scalability to streamline care and drive better outcomes. Our Virtual Healthcare Delivery Platform matches the expectations of today’s digital consumer with a new kind of healthcare experience.

Expand our suite of clinical services to address unmet needs

We believe that our Virtual Healthcare Delivery platform addresses significant unmet needs and we intend to continue to expand our solutions across use cases and additional care settings.

In its annual survey, the National Business Group on Health asked 170 large employers representing 19 million lives for their perspectives on the rapidly-changing healthcare environment and the impact on healthcare costs, plan design trends, and employer initiatives. The survey indicates that employers expect healthcare costs to increase – an average of 5% in 2019 – continuing to outpace worker earnings and the Consumer Price Index. Top drivers include high-cost claimants, specialty pharmacy, and specific conditions such as musculoskeletal and cancer. Behavioral health costs, and notably, inappropriate and inefficient use of the healthcare system are other key factors.

The same study identified that the majority of employers’ report that their top new initiative for the year ahead is expanded implementation of virtual care. Teladoc Health’s portfolio of higher acuity offerings such as Expert Medical Opinions, Treatment Decision Support, Critical Care support, Specialty Pharmacy cost containment, Find a Doctor referrals, and Oncology Insights with IBM Watson are well positioned to meet these needs.

As it relates to mental health – a costly medical issue affecting one in five American adults – the U.S. Department of Health and Human Services estimates that approximately 96.5 million Americans live in areas where there are shortages of mental health providers. To improve access to high-quality behavioral healthcare and navigation, Teladoc Health offers three care offerings to support the many different ways mental health challenges present themselves: for our B2B Clients, Behavioral Health Care provides access to ongoing treatment from licensed mental health professionals, Behavioral Health Navigator, available in multiple countries, enables high-touch review of diagnosis and treatment plans. We also offer D2C access to behavioral health professionals who treat conditions such as anxiety and depression through our Better Help service.

With the addition of both Advance Medical this year and the Best Doctors global network in 2017, we are able to offer solutions to our Members globally for a range of critical, life-threatening cases such as cancer, musculoskeletal conditions, inflammatory disorders, heart conditions, chronic pain, and many other chronic, complex, and critical medical issues. By bringing these provider networks together under our Virtual Healthcare Delivery Platform, we believe we have created an unrivaled offering that will enable the continued expansion of our product portfolio and solve the biggest challenges of our Clients and Members.

We also continually explore ancillary opportunities to broaden our business. We believe our services have wide applicability across new use cases, including home care, post discharge, wellness/screening and new areas in chronic care. We will continue to respond quickly to evolving market needs with innovative solutions, including mobile applications, nutrition and wellness, biometric devices and at-home testing.

Increase Engagement with Our Members by Driving Expanded Access & Enhanced Touch Points

We believe there is significant opportunity within our existing Membership base to increase engagement by continually driving awareness of and usage of our solutions. We believe our Virtual Healthcare Delivery Platform can become the primary entry point for on-demand, virtual healthcare for eligible individuals around the world. We will continually refine and enhance our user experience, which is a critical driver of new and repeat engagement and we will continue validating our Member satisfaction with surveys and other proactive tools.

Our mobile app is foundational for Teladoc Health as we have redefined virtual healthcare delivery and are providing our Members with a better way to navigate their individual care. In 2017, we launched an integrated mobile experience for our joint Teladoc Health and Best Doctors consumer brand Clients. Our Members now benefit from a single, patient-centered point of access to our Virtual Healthcare Delivery Platform. As we expand the range of products and services available to our Members, we are investing in a seamless, relevant, and personalized mobile experience that provides smart guidance for our Members.  We launched at the end of 2018 our new Health Assistant, which enables Members to express their healthcare need through a user-friendly, AI-supported and guided interface.  Members are then presented with the optimal product or pathway to meet their need.

Our industry leading user interface capabilities and expertise enable unique types of partnerships where our capabilities are delivered to our partners with their brands, logos, and workflows on mobile and web platforms.  These integrated member experience solutions drive higher member engagement, convenience and utilization.

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

Expand Penetration Amongst Existing Clients

We believe that we offer a highly differentiated suite of solutions for a broad range of market channels, spanning the spectrum of traditional healthcare system participants such as employers, health plans and health systems as well as global financial services businesses and other organizations that have extended their investment in our industry. We plan to execute this strategy by further penetrating existing relationships. Within existing accounts, we believe our current Membership represents only a fraction of the potential Members available to us. Our existing health plan Clients and self‑insured Clients associated with these health plans currently purchase our solution for only a small percentage of their beneficiaries in the aggregate, and we estimate this provides us the opportunity to grow our Membership base by more than 50 million individuals by expanding our penetration within our existing Clients alone.

Within the health plan market, a key area for growth is in increasing penetration within Government sponsored segments, such as Medicaid, Medicare Advantage, and Exchange populations. Virtual healthcare is well positioned to address the cost and access challenges in many of these markets, and we expect Medicare Advantage plans to accelerate the adoption of virtual healthcare with the expansion of telehealth coverage in the 2020 plan year under the Bipartisan Budget Act of 2018.

A key focus for us in 2019 is to offer our full suite of services to all of our new and existing Clients across all channels. As a result, we are continuing to invest in new marketing technologies and support staff to aid our sales force to expand existing Client relationships, support new service implementations and generate lead for potential new Clients.

Leverage Existing Distribution Channels and Expand Penetration of Global Markets

We have developed a highly effective and efficient global distribution network. Our international operations are headquartered in Barcelona with satellite locations in countries covering Europe, South America and Asia. With these locations, we are able to provide 24x7 international services to our Members worldwide, ensuring that they are conveniently helped by our physicians from whatever country where they are located. When medically necessary, our doctors can help Members navigate the local health systems to obtain the best healthcare for their situation.

In our core, traditional markets we are targeting large employers and health plans while simultaneously committing incremental sales and marketing resources to the small to medium business (“SMB”) sales channel to increase our penetration within this market. Additionally, we intend to further penetrate the hospital and health systems market, as we believe our solution offers these markets an attractive platform from which to generate substantial income by acquiring new patients and to better participate in emerging risk-sharing and value-based payment models, such as Accountable Care Organizations and Patient-Centered Medical Homes.

Most recently, we expanded our international presence through the acquisition of Advance Medical in 2018, building on our acquisition of Best Doctors in 2017. This international Client base, largely comprised of global financial services companies, provides fertile ground for expansion of our product portfolio through existing partners in attractive markets where our infrastructure is already in place. We have embarked on exploring the global expansion of telehealth through our expanded distribution network.

The company’s global expansion is supported by our technology’s localization components that service a global provider network, route visits based on mobile device location information, support real time context switching among multiple languages, interface with electronic prescribing networks around the world, and leverage local reference data standards.

Expand Through Focused Acquisitions

We plan to continue to support our overall strategy and market leadership with selective acquisitions. To date, we have completed multiple acquisitions that have expanded our distribution capabilities, broadened our service offering, and created a global footprint. Our acquisition strategy is centered on acquiring products, capabilities, clinical specialties, technologies and distribution channels that are highly scalable and rapidly growing. We have also established a track record of integrating these acquisitions to deliver incremental value to our Clients and Members; the new Global Care service which we began offering US multinationals in 2018 was commercialized as a result of the Advance Medical acquisition. We will continue to evaluate and pursue acquisition opportunities that are complementary to our business and virtual healthcare strategy.

Technology and Operations

Our integrated technology platform supports rapid and efficient access to, and evaluation of, information from a variety of healthcare network participants. It has a user-friendly interface designed to empower Members and dependents to remotely access healthcare whenever and wherever an individual chooses (via mobile devices, the Internet, video and phone).

Our enterprise scale platform is architected for sharing clinical and non-clinical data in real time among the Teladoc Health constituents, which include: Members, Providers, provider network operations centers staff, nurses, SureScripts (for electronic medication prescription writing, routing and fulfillment) and health plans for real time Member eligibility verification, financial responsibility calculations, claims processing, clinical summaries and clinical alerts.

The Teladoc Health telehealth provider network leverages our technology platform for managing custom visit queues that automatically and instantly route requested visits to the appropriate Providers based upon proprietary algorithms. Providers use our Internet based application or iOS app for viewing their visit queue, scheduling visits and following the proprietary Teladoc Health workflow for reviewing Members’ medical history and symptoms, documenting the completed visits, e Prescribing, if appropriate, and sending applicable medical content with follow up instructions to the Member via a secure message center.

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

REST is a stateless, scalable web services architecture that utilizes open communication standards such as HTTP and HTTPS, and has been widely adopted for system to system communications. Having a documented set of RESTful API’s enables our Clients and Members to access our solution using a custom or existing website or mobile app. For example, a Teladoc Health plan Client can offer its Members the ability to access our solution through their existing Member portal. Members can also register for Teladoc Health, complete their medical history, select a pharmacy and request a visit without having to access the Teladoc Health Member site. All of these functions are provided via the Client’s website or mobile app that completes system calls to the Teladoc Health API to process the requests.

The primary goal of our integrated platform architecture is to provide a single member experience for our Clients whether they have purchased one or several of our service offerings. This is accomplished via an enterprise services-based architecture that isolates functional capabilities into independent, standalone service pods that can be accessed by our member facing web and mobile properties. These services can also be accessed by partners that desire tighter integrations with seamless experiences for their Members through Single Sign on (SSO), our SDK and our APIs. These pods can be independently managed and scaled to meet varying usage requirements.

We host portions of our application platforms and rely on cloud partners for our infrastructure to serve our users. For the non-cloud-based infrastructure, we utilize two redundant data centers in geographically diverse locations. We rely on third party vendors to operate these data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers. Due to the sensitive nature of our Members and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated department of security engineers and analysts. We have implemented telehealth industry standard processes, policies and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing in order to reduce the risk of vulnerabilities in our system.

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

We have also successfully grown our business to a level that supports the establishment of Teladoc Health owned provider network operations centers located in Lewisville, TX, Quincy, MA, Phoenix, AZ and Barcelona, Spain. Through these internal operations centers, our employees service Teladoc Health Members and Clients with expanded customer service, compliance monitoring, provider network operations as well as other business support functions.

The internal operations centers operate on a hosted virtual call center platform providing intelligent call routing across the centers for inbound and outbound member and client services in a geo-redundant enterprise 24 X 7 X 365. Through the platform, the centers operate as one in a virtual environment providing better time zone coverage, resource optimization, and disaster recovery roll-over.

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

Clients and Members

Our Clients consist of (i) employers, including 360 Fortune 1000 companies, (ii) health plans and (iii) health systems and other entities. As of December 31, 2018, we had over 12,000 Clients and our services reached over 22.8 million Members. The following is a selection of our Clients:

•	employers, such as Accenture, Bank of America, General Mills, and T‑Mobile;

•	health plans, such as Aetna, Premera, Blue Shield of California, Blue Cross and Blue Shield of Alabama, Highmark Inc. and CareFirst of Maryland, Inc.; and

•	health systems, such as Einstein Healthcare Network, Silver Cross Hospital, Jefferson Partners Healthcare and Highmark Inc.

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

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new services, technologies, features and functionality. Our product development team is responsible for the design, development, testing and certification of our solution. In addition, we utilize certain third‑party development services to perform application development and design services. We focus our efforts on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market telehealth technology (devices and systems) or (ii) provide telehealth, such as the delivery of on‑demand access to healthcare. In the provision of telehealth, competition focuses on, among other factors, experience in operation, customer service, quality of technology and know‑how and reputation. Competitors in the telehealth and expert medical services market include MDLive, Inc., American Well Corporation and Grand Rounds, Inc., among other small industry participants.

Teladoc Health Physicians, P.A.

We contract for the services of our telehealth provider network through a Services Agreement with Teladoc Physicians, P.A.. Under the Services Agreement, we have agreed to serve, on an exclusive basis, as manager and administrator of Teladoc Physicians,  P.A.’s non‑medical functions and services related to the provision of the telehealth services by providers employed by or under contract with Teladoc Physicians, PA..  The non‑medical functions and services we provide under the Services Agreement primarily include member management services, such as maintaining network operations centers for our Members to request a visit with Teladoc Physicians P.A.’s providers, member billing and collection administration, and maintenance and storage of member medical records. Teladoc Physicians, P.A. has agreed to provide our Members, through its providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The Services Agreement also requires Teladoc Physicians, P.A. to maintain the state licensure and other credentialing requirements of its providers. Under the Services Agreement, Teladoc Physicians  P.A. currently pays us an access fee of $65,000 per month for network operations center and medical records maintenance, a fixed fee of approximately $299,000 and $259,000, respectively per month for our provision of management and administrative services and marketing expense, interest expense of $31,000 per month and a license fee of $10,000 per month for the non‑exclusive use of the Teladoc Health trade name. The Services Agreement has a 20‑year term and expires in February 2025 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non‑terminating party, a material breach of the Services Agreement by the non‑terminating party or a governmental or judicial termination order related to the Services Agreement. The Teladoc Physicians, P.A. is considered a variable interest entity and its financial results are included in Teladoc Health’s consolidated financial statements.

Regulation

For information regarding significant regulation that affects us, refer to “Regulatory Environment” of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report on Form 10-K, and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with regulation that affects us, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

OTHER INFORMATION

Employees

As of December 31, 2018, we had over 2,000 employees focused on our mission of transforming the way healthcare is delivered around the world. Our dedicated employees are guided by our corporate values and driven by a passion to help people. The breadth, depth and diversity of our employee base are key differentiators for us.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States and around the world. We also have trademark applications pending to register marks in the United States and internationally. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know‑how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. Other than the trademarks Teladoc Health (and design), Best Doctors (and design) and Advance Medical (and design), we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. We require our employees, consultants and certain of our contractors to execute confidentiality and proprietary rights agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

Legal Proceedings

From time to time, Teladoc Health is involved in various litigation matters arising out of the normal course of business, including the matters described below. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on our business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. Teladoc Health’s management does not presently expect any litigation matter to have a material adverse impact on our business, financial condition, results of operations or cash flows.

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York against us and certain of our officers. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of our common stock during the period March 3, 2016 through December 5, 2018. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of our previous Executive Officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. A lead plaintiff has not yet been appointed. We believe that the claims against us and our officers are without merit, and we and our named officers intend to defend ourselves vigorously. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this action and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On May 14, 2018, a purported class action complaint (Thomas v. Best Doctors, Inc.) was filed in the United States District Court for the District of Massachusetts against our wholly owned subsidiary, Best Doctors, Inc. The complaint alleges that on or about May 16, 2017, Best Doctors violated the U.S. Telephone Consumer Protection Act (TCPA) by sending unsolicited facsimiles to plaintiff and certain other recipients without the recipients’ prior express invitation or permission. The lawsuit seeks statutory damages for each violation, subject to trebling under the TCPA, and injunctive relief. We will vigorously defend the lawsuit and any potential loss is currently deemed to be immaterial.

Seasonality

We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally, as a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. See “Risk Factors—Risks

Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

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

Our ability to conduct telehealth services and expert medical services in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in litigation and the suspension or modification of our telehealth operations in certain states. With respect to expert medical services, we believe we are correct in the view that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, and (in the case of non-U.S. jurisdictions) the relevant regulatory and legal authorities, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner-deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in at least 42 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for provider services through a services agreement with Teladoc Physicians, P.A., which is a 100% physician‑owned independent entity that has agreements with several professional corporations, to contract with physicians and professional corporations that contract with physicians for the clinical and professional services provided to our Members. We do not own Teladoc Physicians, P.A. or the professional corporations with which it contracts. Teladoc Physicians, P.A. is owned by Dr. Kyon Hood, one of our providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with Teladoc Physicians, P.A., or among Teladoc Physicians, P.A. and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our Members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with Teladoc Physicians, P.A. could have a material adverse effect on our business, financial condition and results of operations.

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

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our Clients,  Members or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition and results of operations could be materially adversely affected.

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

•

similar state law provisions pertaining to anti‑kickback, self‑referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;

•

state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

•	laws that regulate debt collection practices as applied to our debt collection practices;

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time‑ and resource‑consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $11,181 to $22,363 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

Our international business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. We have employees in twelve countries and Clients across more than 100 countries worldwide. We earned approximately 18% of revenue internationally in 2018. Our international operations following are subject to particular risks in addition to those faced by our domestic operations, including:

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

We face risks arising from the results of the public referendum held in United Kingdom and its Membership in the European Union.

On June 23, 2016, the United Kingdom held a referendum in which United Kingdom voters approved an exit from the European Union commonly referred to as Brexit. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The formal process for United Kingdom leaving the European Union began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The long-term effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets, either during a transitional period or more permanently. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us.

These ongoing developments could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers, providers and employees. The progress and outcomes of Brexit negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. As with other businesses operating in the United Kingdom and Europe, the measures could potentially have corporate structural consequences, could adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. Any of these effects of Brexit, among others, could materially adversely affect our business, financial condition and results of operations.

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

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, as of May 25, 2018, the General Data Protection Regulation (“GDPR”) has replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and could harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance. In addition, privacy laws are developing quickly in other jurisdictions where we operate, which impose similar accountability, transparency and security obligations. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the European Union to the United States. We cannot be certain of the legitimacy of previously authorized data export mechanisms, including Standard Model Contractual Clauses, on which we and our customers have relied in exporting data to servers located in the United States. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as Members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the United States, and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, telehealth, privacy, data storage, location, protection and security. Our ability to conduct telehealth services internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements and customer arrangements

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $97.1 million, $106.8 million and $74.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $408.7 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our Client, Member and provider bases, broaden the scope of services we offer and expand our applications of technology through which Members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the PPACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

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

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the year ended December 31, 2018, 2017 and 2016, no Client represented more than 10% of our total revenue. For the years ended December 31, 2018, 2017 and 2016, our top ten Clients by revenue accounted for 13.0%, 16.0% and 23.9% of our total revenue, respectively. We also rely on our reputation and recommendations from key Clients in order to promote our solution to potential new Clients. The loss of any of our key Clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new Clients. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non‑renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and Members.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive member engagement, the growth of our business will be harmed.

With respect to our telehealth services, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our Members to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solution or the telehealth market as a whole could limit market acceptance of our solution. If our Clients and Members do not perceive the benefits of our solution, or if our solution does not drive member engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, health savings account, or HAS, and other benefits platforms to deliver our solution to their consumers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our applications or increased revenue.

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

To date, we have derived a substantial majority of our revenue from sales of our primary care telehealth and expert medical service, and our longer‑term results of operations and continued growth will depend on our ability successfully to develop and market new applications and services that our Clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high‑quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and Members do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose Clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients, appropriately timed with market opportunity or effectively brought to market.

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

We are currently licensed to operate in all fifty states and file state income tax returns in 39 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three‑year period. Similar rules may apply under state tax laws. As of December 31, 2018, we have approximately $540.8 million of federal net operating loss carryforwards and $252.4 million of state net operating loss carryforwards, and $27.3 million of foreign net operating loss carryforwards. The federal net operating loss carryforwards created in the year ended December 31, 2018 of $129.4 million carry forward indefinitely, while the remaining federal net operating loss carryforwards of $411.4 million begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2019, and the foreign net operating loss carryforwards begin to expire in 2021.  As of December 31, 2018, the Company has approximately $7.1 million of foreign tax credits, which begin to expire in 2022. Our ability to utilize NOLs may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

The Teladoc Health proprietary application platform provides our Members and providers with the ability to, among other things, register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); conduct a visit (via video or phone); and initiate an expert medical service. Proprietary software development is time‑consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solution does not function reliably or fails to achieve client expectations in terms of performance, Clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain Clients.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2018, 2017 and 2016, our net cash used in operating activities was $4.9 million, $34.4 million and $51.9 million respectively. As of December 31, 2018, we had $424.0 million of cash and cash equivalents and $54.5 million of short-term investments, which are held for working capital purposes. As of December 31, 2018, we had outstanding $287.5 million of 1.375% convertible senior notes due 2025 (the “2025 Notes”), $275 million of 3% convertible senior notes due 2022 (the “2022 Notes” and, together with the 2025 Notes, the “Notes”) and the ability to borrow up to an additional $10.0 million under our revolving credit facility.

The Notes are senior unsecured obligations of ours and generally rank equally in right of payment to all of our other unsecured indebtedness. Under certain conditions, we may redeem any portion of the 2022 Notes for cash on or after May 22, 2020 and we may redeem any portion of the 2025 Notes for cash on or after May 22, 2022 at a redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. Under certain circumstances, including following a notice of redemption, holders of the Notes may convert all or a portion of their Notes into shares of our common stock. We may settle conversions of Notes through payment or delivery, as the case may be, of cash, shares of our common stock or a combination of cash and shares of our common stock. The amount of cash paid, or number of shares delivered in connection with any conversion may be material, and could result in a significant depletion in the cash available to fund our operations or significant dilution to our stockholders.

Borrowings under our credit facility are secured by substantially all of our properties, rights and assets. Additionally, the credit agreement governing our credit facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends and transfer or dispose of assets, as well as a financial covenant that requires us to maintain a specified level of recurring revenue growth and liquidity. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our recurring revenue growth or liquidity obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

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

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new Clients and to manage our existing client base. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer, and our growth will be impeded.

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets as well as into business-to-consumer markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information. These laws and regulations include HIPAA. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $114 per violation and are not to exceed $57,051 per violation, subject to a cap of $1.7 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

We also send short message service, or SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class‑action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi‑million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time‑consuming to defend.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 1,231 employees at December 31, 2017 to 2,242 employees at December 31, 2018. We have also increased our client and Membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

We enter into subscription access contracts with our Clients. These contracts generally have stated initial terms of one year. Most of our Clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include MDLive, Inc., American Well Corporation, and Grand Rounds, Inc. among other smaller industry participants. In addition, large, well‑financed health plans have in some cases developed their own telehealth or expert medical service tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

In addition, in making employment decisions, particularly in high‑technology industries, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our ability to recruit, retain and develop a very large and diverse workforce. We must evolve our culture in order to successfully grow our business.

Our products and services and our operations require a large number of employees. A significant number of employees have joined us in recent years as a result of our acquisitions and our entry into new businesses. Our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and client-focus when delivering our services. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us. In addition, as we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally diverse workforce.

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

We have in the past and may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

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

We do not collect sales and use and similar taxes in any states for telehealth services based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Additionally, we do not collect value added tax or similar taxes in certain foreign jurisdictions based on our belief that our services are not subject to such taxes. Certain states or foreign jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

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

Our board of directors may change our strategies, policies and procedures without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage and dividend policies, and our policies with respect to all other activities, including growth, capitalization and operations, are determined exclusively by our board of directors, and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations, and cash flow.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease approximately 21,000 square feet of office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2028. In 2016, we executed a lease for approximately 19,000 square feet of office space in Phoenix, Arizona for one of our provider network operations centers. The lease has a seven-year initial term and provides for a five-year extension. In 2015 we executed a lease for approximately 73,000 square feet of office space in Lewisville, Texas for our provider network operations center and administrative purposes. The lease has a ten-year initial term and provides for two five-year extensions. We lease approximately 50,000 square feet of office space in Quincy, Massachusetts primarily for another one of our provider network operations centers. The lease expires in August 2021. We also have a lease in Boston, Massachusetts for approximately 7,000 for administrative purposes that expires in March 2020. For our foreign operations, we have a lease in Barcelona, Spain for approximately 30,000 square feet that expires in August 2024 and Toronto, Canada for approximately 9,000 square feet that expires in December 2020. We also lease additional facilities elsewhere in the United States and other foreign locations.  We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 19, “Legal Matters”, to our audited consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4. Mine Safety Disclosures

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

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from our previously announced guidance or from analysts’ estimates or opinions;

•	changes in analysts’ or financial commentators’ earnings estimates, ratings or opinions;

•	changes in financial guidance or other forward-looking information;

•	new products, services or pricing policies introduced by us or our competitors;

•	acquisitions by us or our competitors;

•	developments in existing customer relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock;

•	changes in general business or regulatory conditions affecting the healthcare, information technology or Internet industries;

•	changes in litigation matters

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of our Common Stock and of the stock of other healthcare technology companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 14, 2019, there were 107 shareholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this report.

Performance Graph

The following graph compares the cumulative total stockholder return on Teladoc Health Common Stock with the comparable cumulative return of the Russell 2000 composite index over the period of time covered in the graph. The graph assumes that $100 was invested in Teladoc Health Common Stock and in each index on July 1, 2015, the date of our initial public offering. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of our common stock.

Item 6.Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report.  We acquired Best Doctors on July 14, 2017 and Advance Medical on May 31, 2018.  The results of the acquisitions were integrated within our existing business on the respective acquisition dates.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data (in thousands):
Revenue	$417,907	$233,279	$123,157	$77,384	$43,528
Cost of revenue	128,735	61,623	31,971	21,041	9,929
Gross profit	289,172	171,656	91,186	56,343	33,599
Operating expenses:
Advertising and marketing	85,109	57,663	34,720	20,236	7,662
Sales	59,154	37,984	26,243	17,976	11,571
Technology and development	54,373	34,459	21,815	14,210	7,573
Legal	1,866	1,485	4,117	8,878	1,311
Regulatory	2,115	3,387	3,158	2,433	429
Acquisition and integration related costs	10,391	13,196	6,959	551	196
Gain on sale	(5,500)	—	—	—	—
General and administrative	116,916	79,781	48,568	42,981	17,687
Depreciation and amortization	35,602	19,095	8,270	4,863	2,320
Loss from operations	(70,854)	(75,394)	(62,664)	(55,785)	(15,150)
Amortization of warrants and loss on extinguishment of debt	—	14,122	8,454	—	—
Interest expense, net	26,112	17,491	2,588	2,199	1,499
Net loss before taxes	(96,966)	(107,007)	(73,706)	(57,984)	(16,649)
Income tax (benefit) provision	118	(225)	510	36	388

Net loss	$(97,084)	$(106,782)	$(74,216)	$(58,020)	$(17,037)
Net loss per share, basic and diluted	$(1.47)	$(1.93)	$(1.75)	$(2.91)	$(10.25)
Weighted-average shares used to compute basic and diluted net loss per share	65,844,908	55,427,460	42,330,908	19,917,348	1,962,845

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$478,534	$122,306	$65,808	$137,348	$46,436
Working capital	470,296	115,909	61,644	133,592	44,175
Total assets	1,528,876	824,391	303,670	229,737	91,839
Stockholders’ equity (deficit)	1,013,119	558,903	230,870	178,564	(67,535)

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Many statements made in this Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward‑ looking statements and should be evaluated as such. Forward‑looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward‑looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Form 10-K Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We base these forward‑looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward‑looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward‑looking statements or projections. Although we believe that these forward‑looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward‑looking statements and projections. Factors that may materially affect such forward‑looking statements and projections include, but are not limited to the following:

•	ongoing legal challenges to, or new state actions against, our business model;

•	our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	our ability to operate in the heavily regulated healthcare industry;

•	our history of net losses and accumulated deficit;

•	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

•	risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	our ability to establish and maintain strategic relationships with third parties;

•	risk specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

•	our ability to recruit and retain a network of qualified Providers;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	rapid technological change in the telehealth market;

•	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and their impact on our financial condition and results of operations;

•	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Form 10-K; and

•	other factors beyond our control.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10‑K in the context of these risks and uncertainties.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. from Teladoc, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc” or the “Company”. The Company’s principal executive offices are located in Purchase, New York, Lewisville, Texas and Barcelona, Spain. Teladoc is the global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

Teladoc Health solutions are transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants.

Members rely on Teladoc Health to remotely access affordable, on-demand healthcare whenever and wherever they choose.

•

Employers, health plans, health systems and consumers, or our Clients, purchase our solutions to reduce their healthcare spending and offer convenient, affordable, high-quality healthcare to their employees or beneficiaries.

•	Our network of physicians and other healthcare professionals, or our Providers have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 79% to $417.9 million in 2018, including $45.1 million from our Advance Medical acquisition. In 2017, revenue increased 89% to $233.3 million from $123.2 million which included $47 million from our Best Doctors acquisition.

For the year ended December 31, 2018, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively. For the years ended December 31, 2017 and 2016, 85% and 15% of our revenue were derived from subscription access fees and visit fees, respectively. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader U.S. healthcare system.

Membership and Visits

We completed approximately 2,640,000 telehealth visits in 2018 and approximately 1,463,000 telehealth visits in 2017. Paid Membership increased by approximately 3.2 million Members to 22.8 million from December 31, 2017 (adjusted for 3.6 million Aetna visit fee only lives) through December 31, 2018 including the impact from our May 31, 2018 acquisition of Advance Medical. Advance Medical is a worldwide leader in telemedicine and expert medical opinion services, and a leading virtual healthcare provider outside the U.S.

Financing Activities

In July 2018, we successfully closed on a follow-on offering (the “July Offering”) in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

In May 2018, the Company issued, at par value, $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to the Company from the offering were $279.1 million after deducting offering costs of approximately $8.4 million.

In December 2017, we successfully closed on a follow-on  offering (the “December Offering”) in which the Company issued and sold 4,096,600 shares of common stock at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.0

In June 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

In January 2017, we successfully closed on our Follow-On Offering (“January 2017 Offering”) in which the Company issued and sold 7,887,500 shares of common stock at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On May 31, 2018, we completed our acquisition of Advance Medical for aggregate consideration of $351.7 million, which was comprised of 1,344,387 shares of our common stock valued at $68.6 million on May 31, 2018, and $283.1 million of net cash. Advance Medical is a leading global virtual healthcare provider offering a portfolio of virtual healthcare and expert medical service solutions.

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

On July1, 2016, we completed our acquisition of HY Holdings, Inc. d/b/a HealthiestYou Corporation, or HealthiestYou, for aggregate consideration of $145.3 million, net of cash acquired of $6.2 million, comprised of $37.0 million of cash and 6,955,796 shares of our common stock valued at $108.3 million. HealthiestYou is a leading telehealth consumer engagement technology provider for the small to mid-sized employer market.

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

Membership increased by approximately 3.2 million Members  (net of adjustments of client who became a visit fee only arrangement in 2018)  from December 31, 2017 through December 31, 2018, including approximately 1.0 million Members from the acquisition of Advance Medical. From December 31, 2016 through December 31, 2017, Membership increased by approximately 5.7 million Members, including approximately 2.2 million Members from the acquisition of Best Doctors.

Number of Visits.  We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 81% or 1,177,000 to approximately 2,640,000 for the year ended December 31, 2018 compared to the same period in 2017.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally,our business has become more diversified across services, channels and geographies. More than in any year prior, we have seen a diversification of client start dates, resulting from our health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start.

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

Critical Accounting Policies

Revenue

We generate virtual healthcare service revenue from contracts with Clients who purchase access to our professional provider network or medical experts for their employees, dependents and other beneficiaries. Our client contracts include a per-member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert medical service on a per case basis. We also have certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. For our D2C behavioral health product, Members purchase access to the Company’s professional provider network for a subscription access fee. Accordingly, we generate subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical service and other specialty visit.

Revenues are recognized when we satisfy our performance obligation to stand ready to provide telehealth services which occurs when our Clients and Members have access to and obtain control of the telehealth service. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and this may include a variable transaction price as the number of Members may vary from the initial billing. Based on historical experience, the Company estimates this amount which is recorded as a component of revenue.

Subscription access revenue accounted for approximately 84%, 85% and 82% of our total revenue during the years ended December 31, 2018, 2017 and 2016, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue for general medical, expert medical service and other specialty visits is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional provider network services and the contractually negotiated prices of our services.

Business Combinations

We account for our business combinations using the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed by us to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of (i) the total costs of acquisition over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The goodwill impairment test involves an optional qualitative assessment that the Company has determined not to utilize and as well as a two‑ step process. The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. The fair value of the reporting unit is estimated using quoted market prices in active markets of our stock. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Our annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets resulted from business acquisitions and include Client relationships, non‑compete agreements, patents and trademarks. Client relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows, while non‑compete agreements are amortized over a period of 1.5 to 5 years using the straight‑line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Patents are amortized over 3 years using the straight-line method.

Long-lived assets (property and equipment, internally developed software, and intangible assets) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses in 2018, 2017 or 2016.

Stock‑Based Compensation

Stock‑based compensation for stock options and restricted stock units granted is measured based on the grant‑ date fair value of the awards and recognized on a straight‑line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of employee stock options using the Black‑Scholes option‑pricing model.

Our Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

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

Revenue from Client operations located in the United States for the year ended December 31, 2018 and 2017  were $342.7 million and $214.5 million, respectively. Revenue from Client operations located outside the United States for the year ended December 31, 2018 and 2017 were $75.2 million and $18.8 million, respectively.

During the year ended December 31, 2016, substantially all of our revenue was generated by Client operations located in the United States.

Components of Results of Operations

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers and medical experts, costs incurred in connection with our provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our provider network operations center activities, medical records, magnetic resonance imaging, medical lab tests, translation, postage and medical malpractice insurance. Cost of revenue is driven primarily by the number of general medical visits, expert medical services and other specialty visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities.

Gross Profit

Our gross profit is our total revenue minus our total cost of revenue, and we also express our gross profit as a percentage of our total revenue. Our gross profit has been and will continue to be affected by a number of factors, including the fees we charge our Clients, the number of visits and cases we complete the costs paid to Providers and medical experts as well as the costs of our provider network operations center. We expect our annual gross profit to remain relatively consistent, although our quarterly gross profit is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

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

We expect our advertising and marketing expenses to increase for the foreseeable future as we continue to increase the size of our digital and media advertising and marketing operations including member acquisition and engagement activities and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by promoting our brands through a variety of marketing and public relations activities.

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

Legal and Regulatory Expenses

Legal and regulatory expenses include professional fees incurred and settlements. Our legal and regulatory expenses exclude certain allocations of personnel and related expenses, occupancy expense as well as depreciation and amortization.

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

Depreciation and Amortization

Depreciation and amortization consist primarily of depreciation of fixed assets, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.

Amortization of Warrants and Loss on Extinguishment of Debt

Amortization of warrants and loss on extinguishment of debt consists of costs associated with debt refinances including the write off of origination and termination financing fees and recognition of the fair value of warrants included with the loan facilities.

Interest Expense, Net

Interest expense, net consists of interest costs associated with our bank, other debt and amortization of debt issuance costs and costs associated with the Convertible Senior Notes and the New Term Loan, net of interest earned on cash and cash equivalents and short-term marketable securities.

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

Income Tax Provision

We follow the provisions of the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. We have recorded deferred tax liabilities arising principally from deferred tax liabilities associated with indefinitely lived intangible assets in the U.S. and from deferred tax liabilities in foreign jurisdictions. We have provided a full valuation allowance for our U.S. deferred tax assets, net of certain deferred tax liabilities, and certain of our foreign deferred tax assets at December 31, 2018 and 2017, as it is more likely than not that these assets will not be realized in the future.

H.R. 1, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. The Tax Act includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the dollar and percentage change between the respective periods (dollars in thousands):

	Year Ended December 31,
	2018			2017			2016
	$	Variance	%	$	Variance	%	$
Revenue	$417,907	$184,628	79%	$233,279	$110,122	89%	$123,157
Cost of revenue	128,735	67,111	109%	61,623	29,652	93%	31,971
Gross profit	289,172	117,517	68%	171,656	80,470	88%	91,186
Operating expenses:
Advertising and marketing	85,109	27,446	48%	57,663	22,943	66%	34,720
Sales	59,154	21,170	56%	37,984	11,741	45%	26,243
Technology and development	54,373	19,914	58%	34,459	12,644	58%	21,815
Legal	1,866	381	26%	1,485	(2,632)	-64%	4,117
Regulatory	2,115	(1,271)	-38%	3,387	229	7%	3,158
Acquisition and integration related costs	10,391	(2,805)	-21%	13,196	6,237	NM %	6,959
Gain on sale	(5,500)
General and administrative	116,916	37,136	47%	79,781	31,213	64%	48,568
Depreciation and amortization	35,602	16,507	86%	19,095	10,825	131%	8,270
Loss from operations	(70,854)	4,540	-6%	(75,394)	(12,730)	20%	(62,664)
Amortization of warrants and loss on extinguishment of debt	—	(14,122)	-100%	14,122	5,668	—%	8,454
Interest expense, net	26,112	8,621	NM %	17,491	14,903	576%	2,588
Net loss before taxes	(96,966)	10,041	-9%	(107,007)	(33,301)	45%	(73,706)
Income tax (benefit) provision	118	344	NM %	(225)	(735)	-144%	510
Net loss	$(97,084)	$9,697	-9%	$(106,782)	$(32,566)	44%	$(74,216)

NM – not meaningful

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Net loss	$(97,084)	$(106,782)	$(74,216)
Add:
Interest expense, net	26,112	17,491	2,588
Income tax (benefit) provision	118	(225)	510
Depreciation expense	4,057	3,771	2,176
Amortization expense	31,545	15,324	6,094
EBITDA(1)	(35,252)	(70,421)	(62,848)
Stock-based compensation	43,769	30,597	7,723
Amortization of warrants and loss on extinguishment of debt	—	14,122	8,454
Gain on sale	(5,500)	—	—
Acquisition and integration related costs	10,391	13,196	6,959
Adjusted EBITDA(1)	$13,408	$(12,506)	$(39,712)

(1)	Non-GAAP Financial Measures.

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

EBITDA and Adjusted EBITDA have important limitation as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA does not reflect the significant interest expense on our debt; and

•	EBITDA and Adjusted EBITDA eliminates the impact of income taxes on our results of operations; and

•	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions; and
•	Adjusted EBITDA does not reflect the significant gain on sale of certain non-core client contracts;

•	Adjusted EBITDA does not reflect the significant amortization of warrants and loss on extinguishment of debt; and

•	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

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

Consolidated Results of Operations Discussion

We completed our acquisitions of Advance Medical on May 31, 2018, Best Doctors on July 14, 2017 and HealthiestYou on July 1, 2016. The results of operations of the aforementioned acquisitions have been included in our audited consolidated financial statements included in this Form 10-K from their respective acquisition dates.

Revenue.  Total revenue was $417.9 million including $45.2 million from Advance Medical for the year ended December 31, 2018, compared to $233.3 million during the year ended December 31, 2017, an increase of $184.6 million, or 79%, excluding the effect from acquisitions organic growth was 36%. The increase in revenue was substantially driven by the acquisitions of Advance Medical and Best Doctors contributing $45.2 million and $57.0 million in revenue, respectively, and an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisition, as the number of paid Members increased by 16% from December 31, 2017 to December 31, 2018. Revenue from the U.S. subscription access fees was $277.1 million for the year ended December 31, 2018 compared to $179.2 million for the year ended December 31, 2017.  We generated $73.7 million of international subscription access fees for the year ended December 31, 2018 and $18.3 million for the year ended December 31, 2017. We completed approximately 2,640,000 visits, representing $67.1 million of visit fees for the year ended December 31, 2018, compared to 1,463,000 visits, representing $35.8 million of visit fees during the year ended December 31, 2017, an increase of $31.3 million, or 88%. Revenue from general medical visits, other specialty visits (primarily expert medical service)  and visits from visit fee only Clients was $45.6 million,  $9.0 million and $12.5 million for the year ended December 31, 2018, respectively.

Total revenue was $233.3 million including $47.0 million from Best Doctors for the year ended December 31, 2017, compared to $123.2 million during the year ended December 31, 2016, an increase of $110.1 million, or 89%, excluding the effect from acquisitions organic growth was 43%. The increase in revenue was substantially driven by the acquisition of Best Doctors contributing $47.0 million in revenue, and an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisition, as the number of paid Members increased by 33% from December 31, 2016 to December 31, 2017. Revenue from the U.S. subscription access fees was $179.2 million which includes $26.1 million from Best Doctors. Additionally, Best Doctors generated $18.3 million of international subscription access fees for the year ended December 31, 2017. We completed approximately 1,463,000 visits, representing $35.8 million of visit fees for the year ended December 31, 2017, compared to approximately 952,000 visits, representing $22.7 million of visit fees during the year ended December 31, 2016, an increase of $13.1 million, or 58%. Revenue from general medical visits and other specialty visits (primarily expert medical service) was $33.3 million and $2.5 million for the year ended December 31, 2017, respectively.

Cost of Revenue.    Cost of revenue was $128.7 million for the year ended December 31, 2018 compared to $61.6 million for the year ended December 31, 2017, an increase of $67.1 million, or 109%. The increase was primarily due to the recent acquisitions including an additional $23.6 million in costs associated with Advance Medical services and $17.7 million in costs associated with Best Doctors services, and increased general medical visits resulting in increased provider fees and increased physician network operation center costs, and hiring of additional personnel to manage our provider network operations centers.

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

Gross Profit.    Gross profit was $289.2 million, or 69% as a percentage of revenue, for the year ended December 31, 2018 compared to $171.7 million, or 74%, as a percentage of revenue, for the year ended December 31, 2017, an increase of $117.5 million, or 68%. The increase is the result of the aforementioned revenue and cost of revenue growth. The lower gross profit percentage to revenue in 2018 reflects the impact of revenue mix of our virtual healthcare product offerings.

Gross profit was $171.7 million, or 74% as a percentage of revenue, for the year ended December 31, 2017 compared to $91.2 million, or 74%, as a percentage of revenue, for the year ended December 31, 2016, an increase of $80.5 million, or 88%. The increase is the result of the aforementioned revenue and cost of revenue growth.

Advertising and Marketing Expenses.    Advertising and marketing expenses were $85.1 million for the year ended December 31, 2018 compared to $57.6 million for the year ended December 31, 2017, an increase of $27.4 million, or 48%. Including the impact from the recent acquisitions, this increase primarily consisted of increased member engagement initiatives, increased digital and media advertising, sponsorship of professional organizations and trade shows of $25.9 million and other expenses of $1.5 million.

Advertising and marketing expenses were $57.6 million for the year ended December 31, 2017 compared to $34.7 million for the year ended December 31, 2016, an increase of $22.9 million, or 66%. Including the impact from the Best Doctors acquisition, this increase primarily consisted of increased member engagement initiatives, increased digital and media advertising, sponsorship of professional organizations and trade shows of $15.2 million, increased staffing, employee-related expenses and stock compensation expense of $6.5 million and other expenses of $1.2 million.

Sales Expenses.    Sales expenses were $59.2 million for the year ended December 31, 2018 compared to $38.0 million for the year ended December 31, 2017, an increase of $21.2 million, or 56%. Including the impact from the recent acquisitions, this increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $19.2 million, increased travel and entertainment expenses of $0.5 million and other expenses of $1.5 million.

Sales expenses were $38.0 million for the year ended December 31, 2017 compared to $26.2 million for the year ended December 31, 2016, an increase of $11.8 million, or 45%. Including the impact from the Best Doctors acquisition, this increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $10.3 million, increased travel and entertainment expenses of $1.0 million and other expenses of $0.4 million.

Technology and Development Expenses.    Technology and development expenses were $54.4 million for the year ended December 31, 2018 compared to $34.5 million for the year ended December 31, 2017, an increase of $19.9 million, or 58%. Including the impact from the recent acquisitions, this increase resulted primarily from hiring additional personnel totaling $12.8 million, professional fees of $3.1 million, and ongoing projects to improve and optimize our technology platform and other expenses of $4.0 million.

Technology and development expenses were $34.5 million for the year ended December 31, 2017 compared to $21.8 million for the year ended December 31, 2016, an increase of $12.7 million, or 58%. Including the impact from the Best Doctors acquisition, this increase resulted primarily from hiring additional personnel totaling $7.9 million, professional fees of $3.8 million, and ongoing projects to improve and optimize our technology platform and other expenses of $0.9 million.

Legal Expenses.    Legal expenses were $1.9 million for the year ended December 31, 2018 compared to $1.5 million for the year ended December 31, 2017, an increase of $0.4 million, or 26%. This increase resulted primarily from increased expenses to support international activities and litigation activities.

Legal expenses were $1.5 million for the year ended December 31, 2017 compared to $4.1 million for the year ended December 31, 2016, a decrease of $2.6 million, or 64%. This decrease resulted primarily from lower legal fees incurred in connection with the Company’s legal activities associated with Texas.

Regulatory Expenses.    Regulatory expenses were $2.1 million for the year ended December 31, 2018 compared to $3.4 million for the year ended December 31, 2017, a decrease of $1.3 million, or 38%. This decrease resulted primarily from less required regulatory activities.

 Regulatory expenses were $3.4 million for the year ended December 31, 2017 compared to $3.2 million for the year ended December 31, 2016, an increase of $0.2 million, or 7%. This increase resulted primarily from the increased activities required in connection with the Company’s legal efforts in Texas and certain other states.

Acquisition and Integration Related Costs.    Acquisition related costs were $10.4 million for the year ended December 31, 2018 compared to $13.2 million for the year ended December 31, 2017, a decrease of $2.8 million. The 2018 acquisition and integration related costs represent legal, personnel, re-branding and professional related fees for the May 2018 acquisition of Advance Medical and July 2017 acquisition of Best Doctors. The 2017 acquisition and integration related costs represent legal, personnel and professional related fees for the July 2017 acquisition of Best Doctors.

Acquisition related costs were $13.2 million for the year ended December 31, 2017 compared to $7.0 million for the year ended December 31, 2016, an increase of $6.2 million. The 2017 acquisition and integration related costs represent legal, personnel and professional related fees for the July 2017 acquisition of Best Doctors. The 2016 acquisition related costs were primarily due to $5.7 million of contract termination costs related to HealthiestYou for certain third-party providers, as well as legal and professional costs.

Gain on Sale.  Gain on sale of $5.5 million for the year ended December 31, 2018 consists of the June 2018 sale of certain client contracts.

General and Administrative Expenses.    General and administrative expenses were $116.9 million for the year ended December 31, 2018 compared to $79.8 million for the year ended December 31, 2017, an increase of $37.1 million, or 47%. Including the impact from the recent acquisitions, this increase was driven in part by an increase in employee-related expenses of approximately $28.0 million, primarily due to an increase in stock compensation expense and as a result of growth in overall full time employee headcount to 2,242 at December 31, 2018 as compared to 1,231 at December 31, 2017, and was primarily due to 700 employees from Advance Medical in June 2018 and 500 employees from Best Doctors in July 2017, including the expansion from two to three provider network operations centers in 2017. Costs incurred in our provider network operations centers in connection with enhancing our Member services increased to $2.6 million for the year ended December 31, 2018 from $1.5 million for the year ended December 31, 2017, an increase of $1.1 million. Professional fees, increased by $1.9 million for the year ended December 31, 2018 as compared to December 31, 2017. Other expenses, which include office-related charges and bank charges, severance costs, change in earnout, lease costs and bad debt expenses, increased net to $24.5 million for the year ended December 31, 2018 from $18.4 million for the year ended December 31, 2017, an increase of $6.1 million and primarily reflecting the impact from the recent acquisitions.

General and administrative expenses were $79.8 million for the year ended December 31, 2017 compared to $48.6 million for the year ended December 31, 2016, an increase of $31.2 million, or 64%. Including the impact from the Best Doctors acquisition, this increase was driven in part by an increase in employee-related expenses of approximately $26.0 million, primarily due to an increase in stock compensation expense and as a result of growth in overall full time employee headcount to 1,231 at December 31, 2017 as compared to 670 at December 31, 2016, and was primarily due to 500 employees from Best Doctors including the expansion from two to three provider network operations centers in 2017. Costs incurred in our provider network operations centers in connection with enhancing our Member services was consistent year over year. Professional fees, increased by $1.0 million for the year ended December 31, 2017 as compared to December 31, 2016. Other expenses, which include office-related charges and bank charges, severance costs, change in earnout, lease costs and bad debt expenses, increased net to $18.4 million for the year ended December 31, 2017 from $14.3 million for the year ended December 31, 2016, an increase of $4.1 million and primarily reflecting the impact from the Best Doctors acquisition.

Depreciation and Amortization.    Depreciation and amortization were $35.6 million for the year ended December 31, 2018 compared to $19.1 million for the year ended December 31, 2017, an increase of $16.5 million, or 86%. This increase was due to additional amortization expense primarily related to acquisition-related intangible assets that increased from $186.8 million at December 31, 2017 to $305.7 million at December 31, 2018 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $16.9 million at December 31, 2017 to $22.4 million at December 31, 2018.

Depreciation and amortization were $19.1 million for the year ended December 31, 2017 compared to $8.3 million for the year ended December 31, 2016, an increase of $10.8 million, or 131%. This increase was due to additional amortization expense primarily related to acquisition-related intangible assets that increased from $36.6 million at December 31, 2016 to $186.8 million at December 31, 2017 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $11.7 million at December 31, 2016 to $16.9 million at December 31, 2017.

Amortization of Warrants and Loss on Extinguishment of Debt.  Amortization of warrants and loss on extinguishment of debt was $14.1 million for the year ended December 31, 2017 and $8.5 million for the year ended December 31, 2016, an increase of $5.6 million. For 2017 as a result of the December 2017 Offering, the Company paid off the July 2017 New Term Loan Facility and recorded a one-time charge associated with the loss on extinguishment of debt of $12.6 million. Also, for 2017 as a result of the July 2017 refinancing, the Company paid off the July 2016 Mezzanine Term Loan and recorded a one-time charge associated with the loss on extinguishment of debt of $1.5 million. The amortization of warrants and loss on extinguishment of debt includes the early termination fee paid to SVB, the write-off of loan origination fees paid to SVB, deferred debt costs associated with both the July 2017 New Term Loan Facility and the July 2016 Mezzanine Term Loan.

Interest Expense, Net.    Interest expense, net consists of interest costs and amortization of debt discount associated with our bank, and Convertible Senior Notes and interest income from cash and cash equivalents and short-term investments in marketable securities. Interest expense, net was $26.1 million and $17.5 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense reflects costs associated with the Convertible Senior Notes issued in May 2018 and June 2017.

Interest expense, net consists of interest costs and amortization of debt issuance costs associated with our bank, other debt and Convertible Senior Notes and interest income from cash and cash equivalents and short-term investments in marketable securities. Interest expense, net was $17.5 million and $2.6 million for the years ended December 31, 2017 and 2016, respectively. The increase in interest expense reflects higher outstanding debt, amortization of debt issuance costs and costs associated with the Convertible Senior Notes and the July 2017 re-financing.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(4,860)	$(34,441)	$(51,875)
Net cash used in investing activities	(257,496)	(448,379)	26,146
Net cash provided by financing activities	645,612	475,431	20,678
Total	$383,256	$(7,389)	$(5,051)

Since our inception, we have financed our operations primarily through sales of equity securities, debt issuance and bank borrowings.

On July 26, 2018, we completed the July Offering in which we issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. We received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

On May 31, 2018 we completed the acquisition of Advance Medical. The purchase price was $351.7 million consisting of $283.1 million of net cash, and 1.3 million shares of Teladoc’s common stock valued at approximately $68.6 million.

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

On December 4, 2017, we successfully closed on a follow-on public offering, in which the Company issued and sold 4,096,600 shares of common stock at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On July 14, 2017, the Company acquired Best Doctors. The purchase price was $445.5 million consisting of $379.4 million of cash and 1.9 million shares of Teladoc Health’s common stock valued at approximately $66.2 million.

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

Our principal sources of liquidity were cash and cash equivalents totaling $424.0 million as of December 31, 2018. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we had short-term marketable securities of $54.5 million as of December 31, 2018.

Cash Used in Operating Activities

For the year ended December 31, 2018, cash used in operating activities was $4.9 million. The negative cash flows resulted primarily from our net loss of $97.1 million, partially offset by depreciation and amortization of $35.6 million, allowance for doubtful accounts of $2.2 million, stock-based compensation of $43.8 million and accretion of interest of $19.5 million. These items are partially offset by the impact of deferred income taxes of $2.2 million, gain on sale of $5.5 million and the effect of net changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $1.2 million.

For the year ended December 31, 2017, cash used in operating activities was $34.4 million. The negative cash flows resulted primarily from our net loss of $106.8 million, partially offset by depreciation and amortization of $19.1 million, allowance for doubtful accounts of $1.7 million, stock-based compensation of $30.6 million, accretion of interest of $6.4 million, amortization of warrants and extinguishment of debt of $14.1 million and the effect of net changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $0.8 million. These items are partially offset by the impact of deferred income taxes of $0.3 million.

For the year ended December 31, 2016, cash used in operating activities was $51.9 million. The negative cash flows resulted primarily from our net loss of $74.2 million, partially offset by depreciation and amortization of $8.3 million, allowance for doubtful accounts of $2.4 million, stock-based compensation of $7.7 million, deferred income taxes of $0.5 million, accretion of interest of $0.3 million, and amortization of warrants of $7.7 million. These items are offset by the effect of net changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $4.6 million.

For the year ended December 31, 2018 compared to 2017, and for the year ended December 31, 2017 compared to 2016, the decrease in cash used in operating activities primarily reflects the improving leverage from increased revenues generating additional gross profit to offset costs for strategic investments in personnel, technology and member engagement.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $257.5 million for the year ended December 31, 2018. Cash used in investing activities consisted of the acquisition of Advance Medical which represented payments of $282.4 million, the purchase of property and equipment totaling $4.0 million and investments in internally developed capitalized software of $4.4 million, offset by net proceeds from short-term marketable securities of $27.8 million and sale of assets of $5.5 million.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $645.6 million. Cash provided by financing activities consisted of $279.2 million proceeds from the issuance of the 2025 Notes, $330.8 million of net cash proceeds from the July 2018 Offering, $31.3 million of proceeds from the exercise of employee stock options, $2.6 million of proceeds from participants in the employee stock purchase plan and $1.7 million for withholding taxes for stock-based awards.

Cash provided by financing activities for the year ended December 31, 2017 was $475.4 million. Cash provided by financing activities consisted of $263.7 million proceeds from the issuance of the Convertible Notes, $258.6 million of net cash proceeds from our two follow-on offerings, $166.7 million borrowed under the New Term Loan, $10.8 million of proceeds from the exercise of employee stock options and $2.2 million of proceeds from participants in the employee stock purchase plan. Cash used in financing activities consisted of the repayment of $226.5 million for the New Term Loan, the Revolving Advance Facility and the Amended and Restated Subordinated Promissory Note and $0.1 million for withholding taxes for stock-based awards.

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

Looking Forward

As a result of the July 2018 Offering, the December 2017 Offering and the January 2017 Offering, we received $330.9 million, $134.7 million and $123.9 million of net cash proceeds in July 2018, December 2017 and January 2017, respectively. Additionally, in June 2017, we issued the 2022 Notes with net proceeds of $263.7 million and in July 2017, we entered into a New Revolving Credit Facility of $10.0 million as well as a New Term Loan Facility of $175.0 million which was subsequently repaid in conjunction with the December Offering. In July 2017, we acquired Best Doctors for approximately $379.4 million in cash and we paid off the entire SVB Facilities plus other deal related costs amounting to approximately $53.7 million. At December 31, 2018, the Company’s cash and short-term investments were $478.5 million. We also anticipate increasing positive Adjusted EBITDA results in 2019.

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

Shelf Registration Statements

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016 (“the 2016 Shelf”). Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of common stock eligible for resale by certain existing shareholders.

In January 2017, we successfully closed on a follow-on offering off of the 2016 Shelf in which the Company issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares and 1,600,000 shares offered by certain stockholders of the Company, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million. We have approximately $168 million of common stock remaining that could be sold by us under the 2016 Shelf, and 400,000 shares eligible for resale by certain existing shareholders.

We filed an automatically effective shelf registration statement on Form S-3 under the Securities Act on November 28, 2017 (the “2017 Shelf”). Under the 2017 Shelf at the time of effectiveness, we had the ability to raise up to $175 million by selling common stock in addition to 1,200,000 shares of common stock eligible for resale by certain shareholders.

We filed an automatic shelf registration statement on Form S-3 under the Securities Act on November 28, 2017, which went automatically effective and which we refer to as the 2017 Shelf. Under the 2017 Shelf at the time of effectiveness we had the ability to raise up to $175 million by selling common stock in addition to 1,200,000 shares of common stock eligible for resale by certain existing shareholders .In December 2017, we successfully closed on a follow-on offering off of the  2017 Shelf in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, and 830,000 shares offered by certain stockholders of the Company at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million. We have approximately $32 million of common stock remaining that could be sold by us under the 2017 Shelf, and 370,000 shares eligible for resale by certain existing shareholders.

We filed an automatic shelf registration statement on Form S-3 under the Securities Act on July 23, 2018, which went automatically effective and which we refer to as the 2018 Shelf. Under the 2018 Shelf at the time of effectiveness we had the ability to sell various types of securities described therein from time to time in amounts to be determined, in addition to common stock eligible for resale by certain shareholders. In July 2018, we successfully closed on a follow-on offering off of the 2018 Shelf in which the Company issued and sold 5,000,000 shares of common stock and 263,740 shares offered by certain stockholders of the Company, at an issuance price of $66.28 per share. We received net proceeds of $330.3 million after deducting offering expenses of $1.1 million.

Indebtedness

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

See Note 12, “Convertible Senior Notes” of the Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for additional information on the 2025 Notes and the 2022 Notes.

We were in compliance with all debt covenants at December 31, 2018 and 2017.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$35,582	$8,071	$11,617	$8,851	$7,043
Debt obligations under the Convertible Notes	562,500	—	—	275,000	287,500
Interest associated with the Convertible Notes	53,976	12,203	24,406	11,930	5,437
Total	$652,058	$20,274	$36,023	$295,781	$299,980

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

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation,  which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services and the accounting is substantially aligned.  The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU No. 2014-09 has been adopted by the Company. The Company has elected to early adopt this standard as of July 1, 2018 and the adoption of ASU No. 2018-07 had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019; early adoption is permitted. The Company is currently in the process of assessing the population for the new standard and evaluating the impact of the adoption of this standard on its consolidated financial statements. The Company anticipates the most significant impact will be from the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets of approximately $28 million to $32 million and does not expect a material impact to the consolidated statements of operations or consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Goodwill Simplifications (Topic 350). ASU 2017-04 simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in the U.S. generally accepted accounting principle. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance will be effective for the Company starting in the first quarter of fiscal 2020. Early adoption is permitted in any annual or interim period. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

Consolidated Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2018 and 2017:

(in thousands, except net loss per share data)	1Q17	2Q17	3Q17	4Q17	1Q18	2Q18	3Q18	4Q18

Revenue	$42,898	$44,591	$68,650	$77,140	$89,644	$94,560	$110,962	$122,741
Cost of revenue	12,139	10,026	16,742	22,716	26,856	27,684	34,167	40,028
Gross profit	30,759	34,565	51,908	54,424	62,788	66,876	76,795	82,713
Operating expenses:
Advertising and marketing	12,616	12,278	14,328	18,441	20,325	19,561	21,668	23,555
Sales	7,988	7,324	11,393	11,279	13,783	14,559	16,303	14,509
Technology and development	6,512	7,537	9,964	10,446	12,904	14,348	13,577	13,544
Legal	343	277	105	760	481	108	254	1,023
Regulatory	1,007	987	777	616	564	531	553	467
Acquisition and integration related costs	—	2,113	8,526	2,557	1,569	5,800	1,588	1,434
Gain on sale	—	—	—	—	—	(4,070)	(1,430)	—
General and administrative	14,488	15,873	21,938	27,482	24,001	26,140	30,314	36,461
Depreciation and amortization	2,607	2,668	6,418	7,402	8,253	8,046	9,746	9,557
Loss from operations	(14,802)	(14,492)	(21,541)	(24,559)	(19,092)	(18,147)	(15,778)	(17,837)
Amortization of warrants and loss on extinguishment of debt	—	—	1,457	12,665	—	—	—	—
Interest expense, net	702	774	8,202	7,813	4,873	6,910	7,666	6,663

Net loss before taxes	(15,504)	(15,266)	(31,200)	(45,037)	(23,965)	(25,057)	(23,444)	(24,500)
Income tax provision (benefit)	150	149	130	(654)	(103)	22	(180)	379

Net loss	(15,654)	(15,415)	(31,330)	(44,383)	(23,862)	(25,079)	(23,264)	(24,879)
GAAP Net Loss per Share	$(0.30)	$(0.28)	$(0.55)	$(0.76)	$(0.39)	$(0.40)	$(0.34)	$(0.35)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	52,193	54,573	56,493	58,371	61,798	62,976	68,248	70,240

Note: We acquired Best Doctors on July 14, 2017 and Advance Medical on May 31, 2018. The results of the acquisitions were integrated within our existing business on the respective acquisition dates.

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

U.S. Corporate Practice of Medicine; Fee Splitting

We contract with physicians or physician owned professional associations and professional corporations to deliver our U.S. telehealth services to their patients. We frequently enter into management services contracts with these physicians and physician owned professional associations and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

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

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $24,748 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $164,992 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti Kickback Statute

We are also subject to the federal Anti Kickback Statute. The Anti Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $100,000 per violation and three times the amount of the unlawful remuneration,  and imprisonment of up to ten years. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims

Act violations include fines ranging from $11,181 to $22,363 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

State Fraud and Abuse Laws

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $20,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

Foreign and U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Teladoc Health, our Providers and our health plan Clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents and other “business associates” of covered entities that create, receive, maintain or transmit PHI in connection with providing services to covered entities. Although we are a covered entity under HIPAA, we are also a business associate of other covered entities when we are working on behalf of our affiliated medical groups.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties range from $114 to $57,051 per violation, with a cap of $1.7 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

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

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

As of May 25, 2018, the GDPR replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

We are also subject to EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as Members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of December 31, 2018. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business primarily within the United States and currently execute approximately 80% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Our management, including our Chief Executive Officer and our Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment excluded the internal controls of our May 2018 acquisition of Advance Medical,  which is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Advance Medical represented $389.0 million of total assets (of which $360.1 million represents goodwill and intangible assets included within the scope of the assessment) and $357.8 million of net assets (of which $337.8 million represents goodwill, intangible assets and the related tax impact included within the scope of the assessment) as of December 31, 2018. Advance Medical also represented $45.2 million and $(2.7) million of total revenue and net loss, respectively for the year ended December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Accounting Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2018.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness in our internal control over financial reporting for certain fourth quarter of 2017 awards of stock-based compensation with unique or different terms than our standard stock awards previously identified in the 2017 Annual Report on Form 10-K had been remediated by March 31, 2018.

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

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Advance Medical, which is included in the 2018 consolidated financial statements of the Company and constituted $389.0 million of total assets (of which $360.1 million represents goodwill and intangible assets included within the scope of the assessment) and $357.8 million of net assets (of which $337.8 million represents goodwill, intangible assets and the related tax impact included within the scope of the assessment) as of December 31, 2018 and $45.2 million and $(2.7) million of total revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Advance Medical.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 27, 2019

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

(a)         (1)         The Registrant’s financial statements together with a separate table of contents are annexed hereto

(2)Financial Statement Schedules are listed in the separate table of contents annexed hereto.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2018	$2,422	$2,421	$(1,441)	$(20)	$3,382
Fiscal Year Ended December 31, 2017	$2,422	$1,731	$(1,920)	$189	$2,422
Fiscal Year Ended December 31, 2016	$1,812	$2,412	$(1,802)	$—	$2,422

Income Taxes Valuation Allowance (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2018	$73,786	$41,093	$(1,036)	$(20,271)	$93,572
Fiscal Year Ended December 31, 2017	$71,202	$28,207	$—	$(25,623)	$73,786
Fiscal Year Ended December 31, 2016	$46,477	$25,856	$—	$(1,131)	$71,202

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)         Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 001-37477.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement, dated as of May 29, 2018, by and among Teladoc, Inc., Best Doctors International Insurance S.à r.l. and the Sellers party thereto.	8-K	001-37477	2.1	6/04/18

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/01/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Third Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.2	8/10/18

4.1	Specimen stock certificate evidencing shares of the common stock.	10-Q	001-37477	4.1	11/1/18

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17

4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17

4.4	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/08/17

4.5	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/08/17

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.6	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.7	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).	10-K	001-37477	10.7	2/27/18

10.8	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.9	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc Health, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.10	Executive Severance Agreement, dated July 17, 2017, by and between Teladoc Health, Inc. and Peter McClennen.	10-K	001-37477	10.12	2/27/18

10.11	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc Health, Inc. and Peter McClennen.	10-K	001-37477	10.13	2/27/18

10.12	Seperation and Release of Claims Agreement, dated December 16, 2018 between Teladoc Health, Inc. and Mark Hirschhorn.					*

10.14	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.15	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/01/17

10.16	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.17	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.18	Credit Agreement, dated as of July 14, 2017, by and among Teladoc Health, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17

10.19	Amendment No. 2 to Credit Agreement by and among Teladoc, Inc., Jefferies Finance LLC, as administrative agent and issuing bank, and the lenders party thereto, dated as of April 30, 2018.	8-K	001-37477	10.1	5/02/18

21.1	Subsidiaries of the Registrant.					*

23.1	Consents of Ernst & Young, LLP, Independent Registered Public Accounting Firm	*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Chief Accounting Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1

Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**

32.2

Chief Accounting Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TELADOC HEALTH, INC.

Date: February 27, 2019	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: February 27, 2019	By:	/s/ GABRIEL R. CAPPUCCI
	Name:	Gabriel R. Cappucci, CPA
	Title:	Senior Vice President, Chief Accounting Officer
and Controller

Date: February 27, 2019	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr.
	Title:	Chairman

Date: February 27, 2019	By:	/s/ HELEN DARLING
	Name:	Helen Darling
	Title:	Director

Date: February 27, 2019	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: February 27, 2019	By:	/s/ MICHAEL GOLDSTEIN
	Name:	Michael Goldstein
	Title:	Director

Date: February 27, 2019	By:	/s/ BRIAN MCANDREWS
	Name:	Brian McAndrews
	Title:	Director

Date: February 27, 2019	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: February 27, 2019	By:	/s/ ARNEEK MULTANI
	Name:	Arneek Multani
	Title:	Director

Date: February 27, 2019	By:	/s/ KENNETH PAULUS
	Name:	Kenneth Paulus
	Title:	Director

Date: February 27, 2019	By:	/s/ DAVID SHEDLARZ
	Name:	David Shedlarz
	Title:	Director

Date: February 27, 2019	By:	/s/ MARK DOUGLAS SMITH
	Name:	Mark Douglas Smith
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
1. Audited Consolidated Financial Statements of Teladoc Health, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Loss	F-5
Consolidated Statements of Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Audited Consolidated Financial Statements	F-8

2. Supplemental Financial Data:
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form-10K are listed below:
Schedule II – Valuation and Qualifying Accounts	79

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York
February 27, 2019

TELADOC HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$423,989	$42,817
Short-term investments	54,545	79,489
Accounts receivable, net of allowance of $3,382 and $2,422, respectively	43,571	27,094
Prepaid expenses and other current assets	10,631	6,839
Total current assets	532,736	156,239
Property and equipment, net	10,148	8,963
Goodwill	737,197	498,520
Intangible assets, net	247,394	159,811
Other assets	1,401	858
Total assets	$1,528,876	$824,391
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,769	$3,884
Accrued expenses and other current liabilities	26,801	19,357
Accrued compensation	27,869	17,089
Total current liabilities	62,439	40,330
Other liabilities	6,191	4,882
Deferred taxes	32,444	12,906
Convertible senior notes, net	414,683	207,370
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 70,516,249 shares and 61,534,101 shares issued and outstanding as of December 31, 2018 and 2017, respectively	70	61
Additional paid-in capital	1,434,780	866,330
Accumulated deficit	(408,661)	(311,577)
Accumulated other comprehensive (loss) income	(13,070)	4,089
Total stockholders’ equity	1,013,119	558,903
Total liabilities and stockholders’ equity	$1,528,876	$824,391

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$417,907	$233,279	$123,157
Cost of revenue	128,735	61,623	31,971
Gross profit	289,172	171,656	91,186
Operating expenses:
Advertising and marketing	85,109	57,663	34,720
Sales	59,154	37,984	26,243
Technology and development	54,373	34,459	21,815
Legal	1,866	1,485	4,117
Regulatory	2,115	3,387	3,158
Acquisition and integration related costs	10,391	13,196	6,959
Gain on sale	(5,500)
General and administrative	116,916	79,781	48,568
Depreciation and amortization	35,602	19,095	8,270
Loss from operations	(70,854)	(75,394)	(62,664)
Amortization of warrants and loss on extinguishment of debt	—	14,122	8,454
Interest expense, net	26,112	17,491	2,588
Net loss before taxes	(96,966)	(107,007)	(73,706)
Income tax (benefit) provision	118	(225)	510
Net loss	$(97,084)	$(106,782)	$(74,216)
Net loss per share, basic and diluted	$(1.47)	$(1.93)	$(1.75)

Weighted-average shares used to compute basic and diluted net loss per share	65,844,908	55,427,460	42,330,908

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(97,084)	$(106,782)	$(74,216)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities	20	(51)	41
Cumulative translation adjustment	(17,179)	4,141	—
Other comprehensive income (loss), net of tax	(17,159)	4,090	41
Comprehensive loss	$(114,243)	$(102,692)	$(74,175)

See accompanying notes to audited consolidated financial statements

TELADOC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2015	38,524,922	$38	$309,078	$(130,510)	$(42)	$178,564
Exercise of stock options	594,555	1	2,523	—	—	2,524
Exercise of warrants	107,931	—	—	—	—	—
Stock-based compensation	—	—	7,723	—	—	7,723
Warrants issued	—	—	7,717	—	—	7,717
Issuance of stock in acquisition	6,955,796	7	108,260	—	—	108,267
Issuance of stock	18,359	—	250	—	—	250
Other comprehensive income, net of tax	—	—	—	—	41	41
Net loss	—	—	—	(74,216)	—	(74,216)
Balance as of December 31, 2016	46,201,563	46	435,551	(204,726)	(1)	230,870
Exercise of stock options	1,166,947	1	10,836	—	—	10,837
Exercise of warrants	138,903	—	—	—	—	—
Issuance of restricted stock units	60,000	—	—	—	—	—
Issuance of stock under employee stock purchase plan	127,510	—	2,153	—	—	2,153
Issuance of stock in acquisition	1,855,078	2	66,178	—	—	66,180
Equity component of Convertible Senior Notes, net of issuance costs	—	—	62,404	—	—	62,404
Stock-based compensation	—	—	30,666	(69)	—	30,597
Follow-On Offerings	11,984,100	12	258,542	—	—	258,554
Other comprehensive income, net of tax	—	—	—	—	4,090	4,090
Net loss	—	—	—	(106,782)	—	(106,782)
Balance as of December 31, 2017	61,534,101	61	866,330	(311,577)	4,089	558,903
Exercise of stock options	2,247,635	2	31,320	—	—	31,322
Equity component of Convertible Senior Notes, net of issuance costs	—	—	91,397	—	—	91,397
Follow-On Offering	5,000,000	5	330,838	—	—	330,843
Issuance of restricted stock units	304,908	—	—	—	—	—
Issuance of stock under employee stock purchase plan	85,218	—	2,564	—	—	2,564
Issuance of stock in acquisition	1,344,387	2	68,562	—	—	68,564
Stock-based compensation	—	—	43,769	—	—	43,769
Other comprehensive loss, net of tax	—	—	—	—	(17,159)	(17,159)
Net loss	—	—	—	(97,084)	—	(97,084)
Balance as of December 31, 2018	70,516,249	$70	$1,434,780	$(408,661)	$(13,070)	$1,013,119

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows used in operating activities:
Net loss	$(97,084)	$(106,782)	$(74,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,602	19,095	8,270
Allowance for doubtful accounts	2,243	1,731	2,412
Stock-based compensation	43,769	30,597	7,723
Deferred income taxes	(2,247)	(306)	510
Accretion of interest	19,487	6,382	262
Amortization of warrants and loss on extinguishment of debt	—	14,122	7,717
Gain on sale	(5,500)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,931)	(3,659)	(2,900)
Prepaid expenses and other current assets	(2,612)	(2,003)	(826)
Other assets	(414)	98	(42)
Accounts payable	(391)	1,534	(813)
Accrued expenses and other current liabilities	3,993	4,292	(2,301)
Accrued compensation	8,480	3,768	1,688
Other liabilities	745	(3,310)	641
Net cash used in operating activities	(4,860)	(34,441)	(51,875)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(4,011)	(2,633)	(2,108)
Purchase of internal-use software	(4,396)	(2,882)	(1,304)
Purchase of marketable securities	(56,347)	(149,261)	(44,146)
Proceeds from marketable securities	84,170	85,753	110,717
Sale of assets	5,530	—	—
Acquisition of business, net of cash acquired	(282,442)	(379,356)	(37,013)
Net cash (used in) provided by investing activities	(257,496)	(448,379)	26,146
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	31,322	10,837	2,524
Proceeds from issuance of convertible notes	279,152	263,722	—
Proceeds from borrowing under bank and other debt	10	166,679	34,990
Repayment of debt	—	(226,440)	(17,166)
Proceeds from issuance of common stock	330,843	258,554	250
Proceeds from employee stock purchase plan	2,564	2,153	—
Proceeds from cash received for withholding taxes on stock-based compensation, net	1,721	(74)	80
Net cash provided by financing activities	645,612	475,431	20,678
Net increase (decrease) in cash and cash equivalents	383,256	(7,389)	(5,051)
Foreign exchange difference	(2,084)	191	—
Cash and cash equivalents at beginning of the period	42,817	50,015	55,066
Cash and cash equivalents at end of the period	$423,989	$42,817	$50,015

Income taxes paid	$441	$137	$—

Interest paid	$10,303	$9,450	$2,387

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Notes to Audited Consolidated Financial Statements

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

The Company completed the acquisition of Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), in May 2018, a leading global virtual healthcare provider, Best Doctors Holdings, Inc. (“Best Doctors”), in July 2017, an expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues, and HY Holdings, Inc. (“HealthiestYou”) in July 2016, a leading telehealth consumer engagement technology provider for the small to mid-sized employer market engaged in telehealth activities similar to those of Teladoc Health. Upon the effective date of each respective merger, each entity merged with and into Teladoc Health.

On July 26, 2018, Teladoc Health completed a follow-on public offering (the “July Offering”) in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

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

On December 4, 2017, Teladoc Health completed a follow on public offering (the “December Offering”) in which the Company issued and sold 4,096,600 shares of common stock at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

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

On January 24, 2017, Teladoc Health completed a follow on public offering (the “January Offering”) in which the Company issued and sold 7,887,500 shares of common stock at an issuance price of $16.75 per share. The Company received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc Health, two professional associations and sixteen professional corporations and a service corporation (collectively, the “Association”).

Teladoc Physicians, P.A. is party to several Services Agreements by and among it and the professional corporations pursuant to which each professional corporation provides services to Teladoc Physicians, P.A. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

The Company holds a variable interest in the Association which contracts with physicians and other health professionals in order to provide services to Teladoc Health. The Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE, must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the Association and funds and absorbs all losses of the VIE.

Total revenue and net loss for the VIE were $58.1 million and $(2.5) million, $33.2 million and $(7.0) million and $22.5 million and $(8.6) million for the years ended December 31, 2018, 2017 and 2016, respectively. The VIE’s total assets all of which were current were $9.8 million and $4.5 million at December 31, 2018 and 2017, respectively. Total liabilities all of which were current for the VIE were $44.3 million and $36.5 million at December 31, 2018 and 2017, respectively. The VIE total stockholders’ deficit was $34.5 million and $32.0 million at December 31, 2018 and 2017, respectively.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long‑lived assets (including goodwill and intangible assets), the carrying value, capitalization and amortization of software development costs, purchase accounting, client performance guarantees, the calculation of a contingent liability in connection with an earn‑out, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

Segment Information

The Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment—health services. Revenue earned by foreign operations outside of the United States were $75.2 million and $18.8 million for the year ended December 31, 2018 and 2017, respectively, and zero in 2016. Long-lived assets of foreign operations totaled $407.5 million and $163.3 million as of December 31, 2018 and 2017, respectively. These foreign operations were acquired in connection with the Advance Medical and Best Doctors’ acquisitions in May 2018 and July 2017, respectively.

Revenue Recognition

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

Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telehealth services which occurs when the Company’s Clients and Members have access to and obtain control of the telehealth service. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and includes a variable transaction price as the number of Members may vary from period to period. Based on historical experience, the Company estimates this amount which is recorded as a component of revenue.

Cost of Revenue

Cost of revenue primarily consists of fees paid to the physicians and other health professionals (“Providers”), costs incurred in connection with the Company’s provider network operations center activities, which include employee‑related expenses (including salaries and benefits) as well as costs related to medical records, magnetic resonance imaging, medical lab tests, translation, postage and medical malpractice insurance.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company’s cash and cash equivalents generally consist of investments in money market funds. Cash and cash equivalents are stated at fair value. The Company’s cash and cash equivalents as of December 31, 2018 also include approximately $1.4 million of cash specific for deposits on certain of its facilities.

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

As of December 31, 2018, there were no short-term investments that had been in a continuous loss position for more than 12 months. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized losses for the year ended December 31, 2018, 2017 and 2016 were less than $0.1 million and were recognized in the Company’s consolidated statements of operations.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The goodwill impairment test involves an optional qualitative assessment that the Company has determined not to utilize and as well as a two‑ step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. The fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets resulted from business acquisitions and include Client relationships, non‑compete agreements, patents and trademarks. Client relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows, while non‑compete agreements are amortized over a period of 1.5 to 5 years using the straight‑line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Patents are amortized over 3 years using the straight-line method.

Long-lived assets (property and equipment, internally developed software, and intangible assets) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses in 2018, 2017 or 2016.

Stock‑Based Compensation

Stock‑based compensation for stock options and restricted stock units granted is measured based on the grant‑ date fair value of the awards and recognized on a straight‑line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black‑Scholes option‑pricing model.

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

Foreign Currency

The functional currency for each of our foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate during the period. Cumulative translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) . For the year ended December 31, 2018, realized foreign exchange gain was $0.1 million and was recognized in the Company’s consolidated statement of operations. For the year ended December 31, 2017, realized foreign exchange loss was $0.1 million and was recognized in the Company’s consolidated statement of operations. There was no realized foreign exchange gains or losses in 2016.

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

The Tax Cuts and Jobs Act, was enacted on December 22, 2017. Authoritative accounting guidance requires companies to recognize the effect of tax law changes in the period of enactment. Certain key aspects of the new law were effective January 1, 2018 and other key aspects had an immediate accounting effect for the year ended December 31, 2017. Refer to Note 15.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on short-term investments and cumulative translation gains or losses. Unrealized gains or losses are net of any reclassification adjustments for realized gains and losses included in the consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options, warrants and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

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

Advertising and Marketing Expenses

Advertising and marketing include all communications and campaigns to the Company’s Clients and Members, digital and media advertising and related employees’ costs and are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, advertising expenses were $70.6 million, $45.1 million and $29.5 million, respectively.

Concentrations of Risk and Significant Clients

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although the Company deposits its cash with multiple financial institutions in U.S. and in foreign countries, its deposits, at times, may exceed federally insured limits. The Company’s short-term investments are comprised of a portfolio of diverse high credit rating instruments with maturity durations of one year or less.

Revenue from Client operations located in the United States for the year ended December 31, 2018 and 2017 were $342.7 million and $214.5 million, respectively. Revenue from Client operations located outside the United States for the year ended December 31, 2018 and 2017 were $75.2 million and $18.8 million, respectively. During the year ended December 31, 2016, substantially all of the Company’s revenue was generated by Client operations located in the United States.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation,  which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services and the accounting is substantially aligned.  The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU No. 2014-09 has been adopted by the Company. The Company has elected to early adopt this standard as of July 1, 2018 and the adoption of ASU No. 2018-07 had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019; early adoption is permitted. The Company is currently in the process of assessing the population for the new standard and evaluating the impact of the adoption of this standard on the consolidated financial statements.  The Company anticipates the most significant impact will be from the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets of approximately $28 million to $32 million and does not expect a material impact to the consolidated statements of operations or consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Goodwill Simplifications (Topic 350). ASU 2017-04 simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in the U.S. generally accepted accounting principle. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance will be effective for the Company starting in the first quarter of fiscal 2020. Early adoption is permitted in any annual or interim period. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

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

The Company’s agreements generally have a term of one year. The majority of Clients renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telehealth services which occurs when the Company’s Clients and Members have access to and obtain control of the telehealth service. The Company generally bills for the telehealth services on a monthly basis with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and includes a variable transaction price as the number of Members may vary from period to period. Based on historical experience, the Company estimates this amount.

Subscription access revenue accounted for approximately 84%,  85% and 82% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Subscription Access Fees:
U.S.	$277,091	$179,184	$100,451
International	73,693	18,338	—
Visit Fee Revenue:
U.S. Paid Visits	53,074	35,294	22,706
U.S. Visit Fee Only	12,508	—	—
International Paid Visits	1,541	463	—
Total Revenues	$417,907	$233,279	$123,157

As of December 31, 2018, accounts receivable, net of allowance for doubtful accounts, were $43.6 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $3.6 million in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by the acquisition of Advance Medical and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $2.7 million for the year ended December 31, 2018.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Note 4. Lease Abandonment

In connection with the Company’s abandonment of a facility in Boston, Massachusetts, the Company incurred $1.2 million in lease abandonment charges during the year ended December 31, 2018, which is included within acquisition and integration related costs in the consolidated statement of operations. The following table details the associated liability. The current portion of the liability of $0.1 million was recorded in accrued expenses and other current liabilities and the non-current portion of the liability of $0.4 million was recorded in other liabilities in the consolidated balance sheet (in thousands):

Balance January 1, 2018	$—
Charged to expense	1,213
Paid or settled	(743)
Balance December 31, 2018	$470

Note 5. Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$419,464	$4,525	$—	$423,989
Short-term investments	$—	$54,545	$—	$54,545

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,051	$3,766	$—	$42,817
Short-term investments	$—	$79,489	$—	$79,489
Contingent liability (included in accrued expenses and other current liabilities and other liabilities)	$—	$—	$666	$666

There were no transfers between fair value measurement levels during the years ended December 31, 2018 and 2017.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Balance at December 31, 2017	$666
Payments	(744)
Change in fair value	78
Fair value at December 31, 2018	$—

Note 6. Business Acquisitions

On May 31, 2018, the Company completed the acquisition of Advance Medical through a merger in which Advance Medical became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $351.7 million, which was comprised of 1,344,387 shares of Teladoc’s common stock valued at $68.6 million on May 31, 2018, and $283.1 million of net cash. Advance Medical is a leading global virtual healthcare provider offering a portfolio of virtual healthcare and expert medical service solutions. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $5.8 million and included transaction costs for investment bankers and other professional fees. The Company recorded $45.2 million of revenue and $2.7 million of net loss from Advance Medical for the period from May 31, 2018 (date of acquisition) through December 31, 2018.

On July 14, 2017, the Company completed the acquisition of Best Doctors in which Best Doctors became a wholly-owned subsidiary of the Company. The aggregate consideration paid was $445.5 million, net of cash acquired of $13.7 million, which was comprised of 1,855,078 shares of Teladoc Health’s common stock valued at $66.2 million on July 14, 2017, and $379.3 million of cash. Best Doctors provides technology innovations and services to help employers, health plans and provider organizations to ensure that their Members combat medical uncertainty with access to the best medical minds. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total costs related to the acquisition were $9.1 million.

On July 1, 2016, the Company completed the acquisition of HealthiestYou in which HealthiestYou became a wholly-owned subsidiary of the Company. The aggregate consideration paid was $145.3 million, net of cash acquired of $6.2 million, which was comprised of 6,955,796 shares of Teladoc Health’s common stock valued at $108.3 million on July 1, 2016, and $37.0 million of cash. HealthiestYou is a leading telehealth consumer engagement technology provider for the small to mid-sized employer market. The acquisition was considered a stock acquisition for tax purposes and as such, the goodwill resulting from this acquisition is not tax deductible. The total costs related to the acquisition were $6.9 million.

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were integrated within the Company’s existing business on the respective aforementioned acquisition dates.

The following table summarizes the preliminary fair value estimates of the assets acquired and liabilities assumed in 2018 and 2017 at each acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections.

Identifiable assets acquired and liabilities assumed (in thousands):

	Advance Medical	BestDoctors
Purchase price, net of cash acquired	$351,694	$445,535
Less:
Accounts receivable	8,553	11,205
Property and equipment, net	1,326	2,650
Other assets	3,675	2,483
Client relationships	100,760	112,810
Non-compete agreements	1,540	—
Internal-use software	770	8,480
Trademarks	16,190	24,920
Favorable leases	203	—
Accounts payable	(361)	(393)
Deferred taxes	(22,714)	(11,800)
Other liabilities	(8,368)	(12,337)
Goodwill	$250,120	$307,517

The amount allocated to goodwill reflects the benefits Teladoc Health expects to realize from the growth of the respective acquisitions’ operations.

The Company’s unaudited pro forma revenue and net loss for the years ended December 31, 2018 and 2017 below have been prepared as if Advance Medical and Best Doctors had been purchased on January 1, 2017.

	Unaudited Pro Forma
	Year Ended
	December 31,
(in thousands)	2018	2017
Revenue	$447,573	$347,812
Net loss	$(94,314)	$(116,697)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

Note 7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2018	2017
Computer equipment	$13,237	$9,506
Furniture and equipment	3,041	1,555
Leasehold improvement	6,034	5,795
Construction in progress	119	131
Total	22,431	16,987
Accumulated depreciation	(12,283)	(8,024)
Property and equipment, net	$10,148	$8,963

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $4.1 million, $3.8 million and $2.2 million, respectively.

Note 8. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
December 31, 2018
Client relationships	2 to 20 years	$233,007	$(35,453)	$197,554	13.7
Non-compete agreements	1.5 to 5 years	4,992	(3,741)	1,251	2.4
Trademarks	3 to 15 years	41,815	(4,137)	37,678	13.9
Patents	3 years	200	(139)	61	0.9
Internal-use software and others	3 to 5 years	25,644	(14,794)	10,850	2.0
Intangible assets, net		$305,658	$(58,264)	$247,394	13.2
December 31, 2017
Client relationships	2 to 10 years	$136,362	$(14,711)	$121,651	9.3
Non-compete agreements	1.5 to 5 years	3,480	(3,143)	337	0.8
Trademarks	3 to 15 years	26,454	(1,502)	24,952	14.2
Patents	3 years	200	(72)	128	1.9
Internal-use software	2 to 5 years	20,312	(7,569)	12,743	1.7
Intangible assets, net		$186,808	$(26,997)	$159,811	9.4

Amortization expense for intangible assets was $31.5 million, $15.3 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2018 is as follows (in thousands):

Years Ending December 31,
2019	$34,236
2020	30,968
2021	27,756
2022	23,394
2023 and thereafter	131,040
$247,394

Note 9. Goodwill

Goodwill consists of the following (in thousands):

	As of December 31,	As of December 31,
	2018	2017
Beginning balance	$498,520	$188,184
Additions associated with acquisitions	250,120	307,517
Cumulative translation adjustment	(11,443)	2,819
Goodwill	$737,197	$498,520

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,	As of December 31,
	2018	2017
Professional fees	$1,264	$1,325
Consulting fees/provider fees	6,569	4,028
Client performance guarantees	2,910	2,617
Legal fees	1,073	759
Interest payable	883	367
Income tax payable	2,610	720
Lease abandonment obligation - current	53	—
Marketing	644	524
Earnout and compensation	—	722
Printing and postage	—	302
Deferred revenue	7,650	4,111
Other	3,145	3,882
Total	$26,801	$19,357

Note 11. Revolving Credit Facility

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, the Company entered into a $175.0 million Senior Secured Term Loan Facility (the “New Term Loan Facility”) and a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”). The New Term Loan Facility was used to fund the purchase of Best Doctors and the New Revolving Credit Facility is available for working capital and other general corporate purposes. In December 2017, the Company used the proceeds from the December Offering and cash on hand and repaid all the outstanding amounts under the $175.0 million New Term Loan Facility. The Company has maintained the New Revolving Credit Facility and, there was no amount outstanding as of December 31, 2018 and 2017. The Company utilized $2.2 million for facility security deposits at December 31, 2018.

The Company was in compliance with all debt covenants at December 31, 2018 and 2017.

Note 12. Convertible Senior Notes

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

Holders may convert all or any portion of their 2025 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances:

•

during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five-business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the 2025 Notes Indenture; or
•	if the Company calls the 2025 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

On or after November 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes, regardless of the foregoing circumstances.

The conversion rate for the 2025 Notes was initially, and remains, 18.6621 shares of the Company’s common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $53.58 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period.

The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after May 22, 2022 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2025 Note for redemption on or after May 22, 2022 will constitute a make-whole fundamental change with respect to that 2025 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the 2025 Notes Indenture.

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

The 2025 Notes consist of the following (in thousands):

As of December 31,
Liability component	2018
Principal	$287,500
Less: Debt discount, net (1)	(92,913)
Net carrying amount	$194,587

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $338.9 million as of December 31, 2018. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 5, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2018, the remaining contractual life of the 2025 Notes is approximately 6.4 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

Year Ended
December 31,
2018
Contractual interest expense	$2,578
Amortization of debt discount	6,831
Total	$9,409
Effective interest rate of the liability component	7.9%

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

Holders may convert all or any portion of their 2022 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding June 15, 2022 only under the following circumstances:

•

during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five-business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or
•	if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

On or after June 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2022 Notes, regardless of the foregoing circumstances.

The conversion rate for the 2022 Notes was initially, and remains, 22.7247 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $44.00 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 trading day observation period.

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

The 2022 Notes consist of the following (in thousands):

	As of December 31,	As of December 31,
Liability component	2018	2017
Principal	$275,000	$275,000
Less: Debt discount, net (2)	(54,904)	(67,630)
Net carrying amount	$220,096	$207,370

(2)   Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $378.1 million as of December 31, 2018. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 5, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2018, the remaining contractual life of the 2022 Notes is approximately 4.0 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

Year Ended December 31,
2018
Contractual interest expense	$8,250
Amortization of debt discount	12,726
Total	$20,976
Effective interest rate of the liability component	10.0%

Note 13. Leases and Contractual Obligations

Operating Leases

The Company leases office space under non‑cancelable operating leases in the United States and various international locations. As of December 31, 2018, the future minimum lease payments under non‑cancelable operating leases are as follows (in thousands):

Operating
Leases
2019	$8,071
2020	6,191
2021	5,426
2022	4,901
2023 and thereafter	10,993
$35,582

The future minimum lease payments primarily relate to facilities space. The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight‑line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent represents the difference between actual operating lease payments due and straight‑line rent expense. The excess is recorded as a deferred rent liability in the early periods of the lease, when cash payments are generally lower than straight‑line rent expense and are reduced in the later periods of the lease when payments begin to exceed the straight‑line expense. The Company also accounts for leasehold improvement incentives within its deferred rent liability. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $3.8 million and $1.8 million, respectively.

Letter of Credit

The Company has $2.2 million letter of credits outstanding relating to its leased office space at December 31, 2018.

Note 14. Common Stock and Stockholders’ Equity (Deficit)

Capitalization

Effective May 31, 2018, the authorized number of shares of the Company’s common stock was increased from 100,000,000 to 150,000,000 shares.

On July 26, 2018, Teladoc Health closed on its July Offering in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

On December 4, 2017, Teladoc Health closed on its December Offering in which the Company issued and sold 4,096,600 shares of common stock at an issuance price of $35.00 per share. The Company received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million.

On January 24, 2017, Teladoc Health closed on its January Offering in which the Company issued and sold 7,887,500 shares of common stock at an issuance price of $16.75 per share. The Company received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

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

The Company has no warrants outstanding as of December 31, 2018 and 2017.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 2,298,314 shares available for grant at December 31, 2018.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2017	8,393,888	$17.56	8.36	$145,810
Stock option grants	1,332,311	$43.63	—	$—
Stock options exercised	(2,249,097)	$13.94	—	$—
Stock options forfeited	(527,205)	$25.33	—	$—
Stock options expired	(2,100)	$0.80	—	$—
Balance at December 31, 2018	6,947,797	$23.15	7.86	$186,770
Vested or expected to vest at December 31, 2018	6,947,797	$23.15	7.86	$186,770
Exercisable at December 31, 2018	2,860,137	$15.74	7.14	$96,761

The total grant‑date fair value of stock options granted during the year ended December 31, 2018, 2017 and 2016 was $27.0 million, $73.8 million and $25.9 million, respectively.

Stock‑Based Compensation

All stock‑based awards to employees are measured based on the grant‑date fair value of the awards and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four‑year vesting period for each award). The Company estimates the fair value of stock options granted using the Black‑Scholes option‑pricing model. The Company estimates the fair value of stock options granted using the Black‑Scholes option‑pricing model.

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

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017
Volatility	43.4% – 46.1%	44.8% – 47.7%
Expected life (in years)	6.0	6.0
Risk-free interest rate	2.45% - 3.03%	1.81% - 2.30%
Dividend yield	–	–
Weighted-average fair value of underlying stock options	$20.26	$12.14

For the year ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense related to stock options granted of $24.6 million and $17.6 million and $7.4 million, respectively.

As of December 31, 2018, the Company had $48.2 million in unrecognized compensation cost related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

Activity under the RSU’s is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2017	633,115	$33.84
Granted	1,246,126	$42.38
Vested and issued	(304,908)	$34.41
Forfeited	(164,885)	$40.29
Balance at December 31, 2018	1,409,448	$40.51
Vested and unissued at December 31, 2018	72,375	$35.43
Non-vested at December 31, 2018	1,390,040	$40.54

The total grant‑date fair value of RSU’s granted for the year ended December 31, 2018 was $52.8 million.

For the year ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense related to the RSU’s of $18.2 million and $12.4 million, respectively. There was no charge for the year ended December 31, 2016.

As of December 31, 2018, the Company had $39.0 million in unrecognized compensation cost related to non‑vested RSU’s, which is expected to be recognized over a weighted‑average period of approximately 2.1 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 645,258 shares of common stock were reserved for issuance under this plan as of December 31, 2018. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During 2018 and 2017, the Company issued 85,218 shares and 127,510 shares, respectively, under the ESPP. As of December 31, 2018, 432,530 shares remained available for issuance.

For the year ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense related to the ESPP of $1.0 million, $0.6 million and $0.4 million, respectively, based on offerings made under the plan to-date.

As of December 31, 2018, the Company had $0.5 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted‑average period of approximately 0.4 years.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Administrative and marketing	$2,091	$4,584	$514
Sales	7,638	3,503	1,365
Technology and development	6,000	2,919	1,322
General and administrative	28,040	19,591	4,522
Total stock-based compensation expense	$43,769	$30,597	$7,723

Note 15. Income Taxes

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

For financial reporting purposes, income (loss) before income taxes for the years ended December 31, 2018, 2017 and 2016 include the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(91,142)	$(107,703)	$(73,706)
International	(5,824)	696	—
Total	$(96,966)	$(107,007)	$(73,706)

The provision (benefit) for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current federal	$—	$9	$—
Current state	6	—	—
Current foreign	2,011	357	—
Total current	2,017	366	—

Deferred federal	(499)	(273)	574
Deferred state	416	122	(64)
Deferred foreign	(1,816)	(440)	—
Total deferred	(1,899)	(591)	510
Total provision / (benefit)	$118	$(225)	$510

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
State and local tax	4.8%	2.5%	1.5%
Mandatory repatriation net of dividends	—%	(3.2)%	—%
Acquisition expenses	(1.3)%	—%	—%
Non-deductible stock compensation	16.5%	6.6%	(1.7)%
Non-deductible expenses	(0.3)%	(0.2)%	(0.5)%
Foreign tax credit	—%	1.2%	—%
Change in deferred taxes due to tax legislation	—%	(34.5)%	—%
Change in valuation allowance due to tax legislation	—%	35.3%	—%
Change in valuation allowance	(41.5)%	(43.1)%	(35.1)%
Other	0.7%	0.6%	0.1%
Income tax provision	(0.1)%	0.2%	(0.7)%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$136,384	$95,384
Accrued expenses and compensation	782	1,174
Uncertain tax positions, including interest	312	297
Stock-based compensation	9,175	5,828
Foreign tax credits	7,135	7,135
Depreciation of property and equipment	—	426
Interest expense carryforward	1,274	—
Other	73	36
Deferred tax assets	155,135	110,280
Valuation allowance	(93,572)	(73,786)
Net deferred tax assets	61,563	36,494

Deferred tax liabilities:
Debt related	(31,986)	(13,773)
Depreciation of property and equipment	(2,342)	—
Intangible assets	(59,679)	(35,627)
Deferred tax liabilities	(94,007)	(49,400)

Net deferred tax liabilities	$(32,444)	$(12,906)

As of December 31, 2018, the Company has a valuation allowance of approximately $93.6 million against most of the domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. The net deferred tax liability is the result of indefinite lived assets related to amortization of U.S. tax deductible goodwill along with foreign operation timing differences. The increase in the valuation allowance of $19.8 million is due to the current year domestic loss, the acquisition of and current year foreign losses in certain Advance Medical entities, and the creation of the interest expense carryforward, offset by a portion of infinite lived domestic net operating losses that can be benefited due to the indefinite lived assets. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The Company remains in a significant cumulative loss position as of December 31, 2018 and, as a result, management believes a full valuation allowance against all domestic net deferred tax assets and certain foreign net deferred tax assets, except those that will be realized by the reversal of certain deferred tax liabilities. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of our valuation allowance in a particular reporting period may be material.

H.R. 1, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. The Tax Act included significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The Company recognized the impact of the reduction in the U.S. statutory rate from 35% to 21% at December 31, 2017 as well as the impact of the mandatory repatriation, which was fully offset with a change in net operating loss and valuation allowance. Given the significance of the legislation, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provided for up to a one-year period in which to complete the required analyses and accounting. The Company finalized the impacts of the Tax Cuts and Jobs Act during the filing of the domestic tax return in the fourth quarter of 2018 and it did not have a material impact to the consolidated financial statements.

In accordance with the Tax Cuts and Jobs Act, the Company reduced the current U.S. statutory tax rate from 35 percent to 21 percent on January 1, 2018. The Company also limited its interest deduction in accordance with the changes to IRC Section 163(j), which expands the limitation on the deductibility of interest expense, resulting in the creation of an interest expense carryforward of $5.2 million which can be carried forward indefinitely and is offset with a valuation allowance. The Company assessed the Global Intangible Low-Taxed Income, and although not material, the Company is accounting for it as a current period cost. The Company is not subject to the Base Erosion and Anti-Abuse Tax.

As of December 31, 2018, the Company has approximately $540.8 million of federal net operating loss carryforwards and $252.4 million of state net operating loss carryforwards, and $27.3 million of foreign net operating loss carryforwards. The federal net operating loss carryforwards created in the year ended December 31, 2018 of $129.4 million carry forward infinitely, while the remaining federal net operating loss carryforwards of $411.4 million begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2019, and the foreign net operating loss carryforwards begin to expire in 2021. As of December 31, 2018, the Company has approximately $7.1 million of foreign tax credits, which begin to expire in 2022.

Utilization of the net operating loss carryforwards and foreign tax credits may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

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

Balance on January 1, 2018	$2,920
Additions based on Prior Year Tax Positions	(13)
Balance on December 31, 2018	$2,907

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States and other countries, where applicable. There are currently no pending tax examinations. The Company thus is still open under the U.S. statute from 2015 to the present and as early as 2015 to the present for foreign jurisdictions. Earlier years may be examined to the extent that loss carryforwards are used in future periods. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense, net in the consolidated statements of operations.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of $3.9 million for the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2018. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

Note 16. Sale of Assets

On June 29, 2018, the Company completed the sale of certain assets, primarily client contracts for services provided in the workers compensation field for total consideration of $5.5 million. The Company recorded a gain on this sale of $5.5 million which is included in the consolidated statements of operations for the year ended December 31, 2018.

Note 17. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted‑average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, warrants and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive. The Company has 6.9 million outstanding stock options, 1.4 million outstanding restricted stock units and 0.1 million issuable shares of common stock associated with the ESPP.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended
	December 31,
	2018	2017	2016
Net loss	$(97,084)	$(106,782)	$(74,216)
Weighted-average shares used to compute basic and diluted net loss per share	65,845	55,427	42,331
Net loss per share, basic and diluted	$(1.47)	$(1.93)	$(1.75)

Note 18. Quarterly Statement of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2018 and 2017:

(in thousands, except net loss per share data)	1Q17	2Q17	3Q17	4Q17	1Q18	2Q18	3Q18	4Q18

Revenue	$42,898	$44,591	$68,650	$77,140	$89,644	$94,560	$110,962	$122,741
Cost of revenue	12,139	10,026	16,742	22,716	26,856	27,684	34,167	40,028
Gross profit	30,759	34,565	51,908	54,424	62,788	66,876	76,795	82,713
Operating expenses:
Advertising and marketing	12,616	12,278	14,328	18,441	20,325	19,561	21,668	23,555
Sales	7,988	7,324	11,393	11,279	13,783	14,559	16,303	14,509
Technology and development	6,512	7,537	9,964	10,446	12,904	14,348	13,577	13,544
Legal	343	277	105	760	481	108	254	1,023
Regulatory	1,007	987	777	616	564	531	553	467
Acquisition and integration related costs	—	2,113	8,526	2,557	1,569	5,800	1,588	1,434
Gain on sale	—	—	—	—	—	(4,070)	(1,430)	—
General and administrative	14,488	15,873	21,938	27,482	24,001	26,140	30,314	36,461
Depreciation and amortization	2,607	2,668	6,418	7,402	8,253	8,046	9,746	9,557
Loss from operations	(14,802)	(14,492)	(21,541)	(24,559)	(19,092)	(18,147)	(15,778)	(17,837)
Amortization of warrants and loss on extinguishment of debt	—	—	1,457	12,665	—	—	—	—
Interest expense, net	702	774	8,202	7,813	4,873	6,910	7,666	6,663

Net loss before taxes	(15,504)	(15,266)	(31,200)	(45,037)	(23,965)	(25,057)	(23,444)	(24,500)
Income tax provision (benefit)	150	149	130	(654)	(103)	22	(180)	379

Net loss	(15,654)	(15,415)	(31,330)	(44,383)	(23,862)	(25,079)	(23,264)	(24,879)
GAAP Net Loss per Share	$(0.30)	$(0.28)	$(0.55)	$(0.76)	$(0.39)	$(0.40)	$(0.34)	$(0.35)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	52,193	54,573	56,493	58,371	61,798	62,976	68,248	70,240

Note: The Company acquired Best Doctors on July 14, 2017 and Advance Medical on May 31, 2018.  The results of the acquisitions were integrated within the Company’s existing business on the respective acquisition dates.

Note 19. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $2.7 million, $1.7 million and $1.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Note 20. Legal Matters

From time to time, Teladoc Health is involved in various litigation matters arising out of the normal course of business, including the matters described below. The Company consults with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on our business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. Teladoc Health’s management does not presently expect any litigation matter to have a material adverse impact on our business, financial condition, results of operations or cash flows.

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York against the Company and certain of the

Company’s officers and a former officer. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period March 3, 2016 through December 5, 2018. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of the Company’s previous Executive Officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. A lead plaintiff has not yet been appointed. The Company believes that the claims against the Company and its officers are without merit, and the Company and its named officers intend to defend the Company vigorously. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this action and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On May 14, 2018, a purported class action complaint (Thomas v. Best Doctors, Inc.) was filed in the United States District Court for the District of Massachusetts against the Company’s wholly owned subsidiary, Best Doctors, Inc. The complaint alleges that on or about May 16, 2017, Best Doctors violated the U.S. Telephone Consumer Protection Act (TCPA) by sending unsolicited facsimiles to plaintiff and certain other recipients without the recipients’ prior express invitation or permission. The lawsuit seeks statutory damages for each violation, subject to trebling under the TCPA, and injunctive relief. The Company will vigorously defend the lawsuit and any potential loss is currently deemed to be immaterial.