Form 10-Q
period 2019-03-31
Teladoc Health, Inc.
filed 2019-04-30
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37477

TELADOC HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3705970
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Manhattanville Road, Suite 203
Purchase, New York	10577
(Address of principal executive office)	(Zip code)

(203) 635-2002

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TDOC	The New York Stock Exchange

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

As of April 26, 2019, the Registrant had  71,594,923 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2019

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$433,958	$423,989
Short-term investments	45,745	54,545
Accounts receivable, net of allowance of $3,577 and $3,382, respectively	50,583	43,571
Prepaid expenses and other current assets	10,503	10,631
Total current assets	540,789	532,736
Property and equipment, net	9,841	10,148
Goodwill	734,459	737,197
Intangible assets, net	238,314	247,394
Operating lease - right-of-use assets	26,850	—
Other assets	1,372	1,401
Total assets	$1,551,625	$1,528,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,738	$7,769
Accrued expenses and other current liabilities	45,733	26,801
Accrued compensation	18,231	27,869
Total current liabilities	71,702	62,439
Other liabilities	4,788	6,191
Operating lease liabilities, net of current portion	22,936	—
Deferred taxes	29,748	32,444
Convertible senior notes, net	420,893	414,683
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 71,463,411 shares and 70,516,249 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	71	70
Additional paid-in capital	1,457,156	1,434,780
Accumulated deficit	(438,811)	(408,661)
Accumulated other comprehensive (loss) income	(16,858)	(13,070)
Total stockholders’ equity	1,001,558	1,013,119
Total liabilities and stockholders’ equity	$1,551,625	$1,528,876

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarter Ended March 31,
	2019	2018
Revenue	$128,573	$89,644
Cost of revenue	44,677	26,856
Gross profit	83,896	62,788
Operating expenses:
Advertising and marketing	26,404	20,325
Sales	16,212	13,783
Technology and development	15,987	12,904
Legal	1,097	481
Regulatory	489	564
Acquisition and integration related costs	1,012	1,569
General and administrative	35,982	24,001
Depreciation and amortization	9,600	8,253
Loss from operations	(22,887)	(19,092)
Interest expense, net	6,521	4,873
Net loss before taxes	(29,408)	(23,965)
Income tax (benefit) provision	742	(103)
Net loss	$(30,150)	$(23,862)

Net loss per share, basic and diluted	$(0.43)	$(0.39)

Weighted-average shares used to compute basic and diluted net loss per share	70,919,496	61,797,762

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarter Ended March 31,
	2019	2018
Net loss	$(30,150)	$(23,862)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities	55	1
Cumulative translation adjustment	(3,843)	(649)
Other comprehensive income (loss), net of tax	(3,788)	(648)
Comprehensive loss	$(33,938)	$(24,510)

See accompanying notes to unaudited consolidated financial statements

TELADOC HEALTH, INC.

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS’  EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2018	70,516,249	$70	$1,434,780	$(408,661)	$(13,070)	$1,013,119
Exercise of stock options	564,102	1	8,853	—	—	8,854
Issuance of restricted stock units	383,060	—	—	—	—	—
Stock-based compensation	—	—	13,523	—	—	13,523
Other comprehensive loss, net of tax	—	—	—	—	(3,788)	(3,788)
Net loss	—	—	—	(30,150)	—	(30,150)
Balance as of March 31, 2019	71,463,411	$71	$1,457,156	$(438,811)	$(16,858)	$1,001,558

Balance as of December 31, 2017	61,534,101	$61	$866,330	$(311,577)	$4,089	$558,903
Exercise of stock options	651,010	1	8,642	—	—	8,643
Issuance of restricted stock units	95,094	—	—	—	—	—
Stock-based compensation	—	—	7,832	—	—	7,832
Other comprehensive loss, net of tax	—	—	—	—	(648)	(648)
Net loss	—	—	—	(23,862)	—	(23,862)
Balance as of March 31, 2018	62,280,205	$62	$882,804	$(335,439)	$3,441	$550,868

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarter Ended March 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(30,150)	$(23,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,563	8,253
Allowance for doubtful accounts	783	1,148
Stock-based compensation	13,523	7,832
Deferred income taxes	(2,672)	(585)
Accretion of interest	6,060	3,018
Changes in operating assets and liabilities:
Accounts receivable	(8,251)	(4,738)
Prepaid expenses and other current assets	350	599
Other assets	30	31
Accounts payable	(28)	(533)
Accrued expenses and other current liabilities	14,530	1,836
Accrued compensation	(11,737)	(7,917)
Operating lease liabilities	(479)	—
Other liabilities	(1,414)	1,047
Net cash used in operating activities	(7,892)	(13,871)
Cash flows provided by investing activities:
Purchase of property and equipment	(571)	(557)
Purchase of internal-use software	(1,099)	(471)
Proceeds from marketable securities	9,000	25,000
Sale of assets	6	—
Net cash provided by investing activities	7,336	23,972
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	8,854	8,643
Proceeds from cash received for withholding taxes on stock-based compensation, net	1,848	3,555
Net cash provided by financing activities	10,702	12,198
Net increase in cash and cash equivalents	10,146	22,299
Foreign exchange difference	(177)	63
Cash and cash equivalents at beginning of the period	423,989	42,817
Cash and cash equivalents at end of the period	$433,958	$65,179

Income taxes paid	$23	$52

Interest paid	$—	$2

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

On July 26, 2018, Teladoc Health completed a follow-on public offering (the “July Offering”) in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

On May 31, 2018, the Company completed the acquisition of Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), a leading global virtual healthcare provider. See Note 4 “Business Acquisition” for additional information.

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

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended March 31, 2019 are not necessarily indicative of results for the full 2019 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2018.

The unaudited consolidated financial statements include the results of Teladoc Health, its wholly owned subsidiaries, as well as two professional associations, fifteen professional corporations and a service corporation (the “Association”).

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total revenue and net loss for the VIE were $21.1 million and $(0.1) million, respectively, for the quarter ended March 31, 2019 and $16.3 million and $0.7 million, respectively, for the quarter ended March 31, 2018. The VIE’s total assets were $11.1 million and $9.8 million at March 31, 2019 and December 31, 2018, respectively. Total liabilities for the VIE were $45.7 million and $44.3 million at March 31, 2019 and December 31, 2018, respectively. The VIE’s total stockholders’ deficit was $34.6 million and $34.5 million at March 31, 2019 and December 31, 2018, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $25.2 million and $10.9 million for the quarter ended March 31, 2019 and 2018, respectively. Long-lived assets from foreign operations totaled $400.3 million and $407.5 million as of March 31, 2019 and December 31, 2018, respectively.

All intercompany transactions and balances have been eliminated.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company adopted this standard on January 1, 2019 utilizing the modified retrospective approach and reflecting a cumulative effect adjustment at that time. Under this adoption method, prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. As part of its adoption, the Company underwent a process of assessing the lease population and determining the impact of the adoption of this standard which resulted in the recognition of operating lease liabilities of and right-of-use assets of approximately $30 million on the Company’s balance sheet relating to its leases on the consolidated financial statements. The Company determined the most significant impact was the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets and there was no impact on the consolidated statements of operations or consolidated statements of cash flows. See Note 7 “Leases”, for further information.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the first quarter of fiscal 2020. Early adoption is permitted in any annual or interim period. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

Summary of Significant Accounting Policies

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as incentives received and initial direct costs. The interest rate implicit in lease contracts is typically not readily determinable. Therefore, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease, beginning on or after the ASC 842 effective date, should be broken into three categories: lease components, non-lease components, and non-components (e.g. property taxes, insurance, etc.) Then the consideration in the contract must be allocated based on the respective relative fair values to the lease components and non-lease components.

There have been no other changes to the significant accounting policies described in the 2018 Form 10-K that have had a material impact on the consolidated financial statements and related notes.

Note 3. Revenue

The Company generates virtual healthcare service revenue from contracts with clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s client contracts include a per-member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical and other specialty visits and expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. For the Company’s direct-to-consumer behavioral health product, members purchase access to the Company’s professional provider network for a subscription access fee. Accordingly, the Company generates subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical service and other specialty visits.

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

Subscription access revenue accounted for approximately 82% and 80% of our total revenue for the quarters ended March 31, 2019 and 2018, respectively.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended
	March 31,
	2019	2018
Subscription Access Fees:
U.S.	$80,979	$61,020
International	24,975	10,709
Visit Fee Revenue:
U.S. Paid Visits	18,248	14,209
U.S. Visit Fee Only	4,121	3,539
International Paid Visits	250	167
Total Revenues	$128,573	$89,644

As of March 31, 2019, accounts receivable, net of allowance for doubtful accounts, were $50.6 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $2.9 million in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by Advance Medical and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $0.6 million for the quarter ended March 31, 2019.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter ended March 31, 2019, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Note 4. Business Acquisitions

On May 31, 2018, the Company completed the acquisition of Advance Medical through a merger in which Advance Medical became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $351.7 million, which was comprised of 1,344,387 shares of Teladoc Health’s common stock valued at $68.6 million on May 31, 2018, and $283.1 million of net cash. Advance Medical is a leading global virtual healthcare provider offering a portfolio of virtual healthcare and expert medical service solutions. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $5.8 million and included transaction costs for investment bankers and other professional fees.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition described above was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired, and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisition were included within the consolidated financial statements commencing on the aforementioned acquisition date.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed at the acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets.

Identifiable assets acquired and liabilities assumed (in thousands):

Advance Medical
Purchase price, net of cash acquired	$351,694
Less:
Accounts receivable	8,553
Property and equipment, net	1,326
Other assets	3,675
Client relationships	100,760
Non-compete agreements	1,540
Internal-use software	770
Trademarks	16,190
Favorable leases	203
Accounts payable	(361)
Deferred taxes	(22,714)
Other liabilities	(8,368)
Goodwill	$250,120

The amount allocated to goodwill reflects the benefits Teladoc Health expects to realize from the growth of the acquisition operations. Advance Medical’s operating results has been included in the accompanying unaudited consolidated financial statements of the Company since its acquisition on May 31, 2018.

Note 5. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
March 31, 2019
Client relationships	2 to 20 years	$231,848	$(41,708)	$190,140	13.4
Non-compete agreements	1.5 to 5 years	4,959	(3,891)	1,068	2.1
Trademarks	3 to 15 years	41,652	(4,918)	36,734	13.6
Patents	3 years	200	(155)	45	0.6
Internal-use software and others	3 to 5 years	26,694	(16,367)	10,327	2.0
Intangible assets, net		$305,353	$(67,039)	$238,314	12.9
December 31, 2018
Client relationships	2 to 20 years	$233,007	$(35,453)	$197,554	13.7
Non-compete agreements	1.5 to 5 years	4,992	(3,741)	1,251	2.4
Trademarks	3 to 15 years	41,815	(4,137)	37,678	13.9
Patents	3 years	200	(139)	61	0.9
Internal-use software	3 to 5 years	25,644	(14,794)	10,850	2.0
Intangible assets, net		$305,658	$(58,264)	$247,394	13.2

Amortization expense for intangible assets was $8.7 million and $6.7 million for the quarters ended March  31,

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2019 and 2018, respectively.

Note 6. Goodwill

Goodwill consists of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Beginning balance	$737,197	$498,520
Additions associated with acquisitions	-	250,120
Cumulative translation adjustment	(2,738)	(11,443)
Goodwill	$734,459	$737,197

Note 7. Leases

The Company has operating leases for facilities, hosting co-location facilities and certain equipment under non-cancelable leases in the United States and various international locations. The leases have remaining lease terms of 1 to 11 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. For new and amended leases beginning in 2019 and after, the Company will separately allocate the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. The components of operating lease expense reflected in the consolidated statements of operations were as follows (in thousands):

Quarter Ended
March 31, 2019
Lease cost
Operating lease cost	$1,961
Variable lease cost	226
Total lease cost	$2,187

 In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Additionally, the Company’s policy for leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company did not have any such leases. Supplemental information related to operating leases was as follows (in thousands):

Quarter Ended
Consolidated Statements of Cash Flows	March 31, 2019
Operating cash flows used for operating leases	$2,120
Operating lease liabilities arising from obtaining right-of-use assets	$—

Other Information
Weighted-average remaining lease term	5.7 years
Weighted-average discount rate	6.50%

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company leases office space under non‑cancelable operating leases in the United States and various international locations. As of March 31, 2019, the future minimum lease payments under non‑cancelable operating leases are as follows (in thousands):

As of
Operating Leases:	March 31, 2019
2019	$7,190
2020	5,808
2021	5,399
2022	4,588
2023 and thereafter	9,923
Sub-total	32,907
Less: imputed interest	5,202
Minimum lease payments	$27,705

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Professional fees	$1,048	$1,264
Consulting fees/provider fees	5,824	6,569
Client performance guarantees	3,652	2,910
Legal fees	888	1,073
Interest payable	3,934	883
Income tax payable	5,116	2,610
Lease abandonment obligation - current	276	53
Marketing	2,000	644
Operating lease liabilities - current	5,399	—
Deferred revenue	10,543	7,650
Other	7,053	3,145
Total	$45,733	$26,801

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$433,958	$—	$—	$433,958
Short-term investments	$—	$45,745	$—	$45,745

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$419,464	$4,525	$—	$423,989
Short-term investments	$—	$54,545	$—	$54,545

There were no transfers  between fair value measurement levels during the quarter ended March 31, 2019 and 2018.

Note 10. Revolving Credit Facility

The Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”) in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. The Company has maintained the New Revolving Credit Facility and, there was no amount outstanding as of March  31, 2019 and December 31, 2018.  The Company utilized $2.2 million of letters of credit for facility security deposits at March 31, 2019.

The Company was in compliance with all debt covenants at March  31, 2019 and December 31, 2018.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•

during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2025 Notes consist of the following (in thousands):

	As of March 31,	As of December 31,
Liability component	2019	2018
Principal	$287,500	$287,500
Less: Debt discount, net (1)	(90,077)	(92,913)
Net carrying amount	$197,423	$194,587

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $371.4 million as of March 31, 2019. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2019, the remaining contractual life of the 2025 Notes is approximately 6.1 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

Quarter Ended
March 31,
2019
Contractual interest expense	$975
Amortization of debt discount	2,836
Total	$3,811
Effective interest rate of the liability component	7.9%

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

•

during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The 2022 Notes consist of the following (in thousands):

	As of March 31,	As of December 31,
Liability component	2019	2018
Principal	$275,000	$275,000
Less: Debt discount, net (2)	(51,530)	(54,904)
Net carrying amount	$223,470	$220,096

(1)

Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 2022 Notes was approximately $408.2 million as of March 31, 2019. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2019, the remaining contractual life of the 2022 Notes is approximately 3.7 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarter Ended March 31,	Quarter Ended March 31,
	2019	2018
Contractual interest expense	$2,034	$2,034
Amortization of debt discount	3,374	3,062
Total	$5,408	$5,096
Effective interest rate of the liability component	10.0%	10.0%

Note 12.  Legal Matters

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Common Stock and Stockholders’ Equity

Capitalization

Effective May 31, 2018, the authorized number of shares of the Company’s common stock was increased from 100,000,000 to 150,000,000 shares.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non‑employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 4,787,421 shares available for grant at March 31, 2019.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2018	6,947,797	$23.15	7.86	$186,770
Stock option grants	44,000	$61.16	—	$—
Stock options exercised	(564,102)	$15.67	—	$—
Stock options forfeited	(87,414)	$42.94	—	$—
Balance at March 31, 2019	6,340,281	$23.81	7.71	$204,003
Vested or expected to vest at March 31, 2019	6,340,281	$23.81	7.71	$204,003
Exercisable at March 31, 2019	2,926,774	$17.83	7.18	$110,547

The total grant‑date fair value of stock options granted during the quarter ended March 31, 2019 was $1.2 million. The total grant‑date fair value of stock options granted during the quarter ended March 31, 2018 was $16.9 million.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions and fair value per share:

	Quarter Ended March 31,
	2019	2018
Volatility	47.5% – 47.6%	44.4% – 48.1%
Expected life (in years)	5.4	6.2
Risk-free interest rate	2.50% - 2.55%	2.45% - 2.79%
Dividend yield	–	–
Weighted-average fair value of underlying stock options	$27.87	$28.02

For the quarter ended March 31, 2019 and 2018, the Company recorded compensation expense related to stock options granted of $5.5 million and $5.4 million, respectively.

As of March 31, 2019, the Company had $41.7 million in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately 2.3 years.

Restricted Stock Units

In May 2017, the Company commenced issuing Restricted Stock Units (“RSU’s”) pursuant to the Plan to certain employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSU’s is determined on the date of grant. On a monthly basis, the Company will record compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSU’s and on an accelerated tranche by tranche basis for Performance based awards. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under the RSU’s is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2018	1,409,448	$40.51
Granted	1,178,357	$66.34
Vested and issued	(383,060)	$37.48
Forfeited	(111,591)	$48.55
Balance at March 31, 2019	2,093,154	$54.82
Vested and unissued at March 31, 2019	11,550	$33.35
Non-vested at March 31, 2019	2,093,154	$54.82

The total grant‑date fair value of RSU’s granted during the quarter ended March 31, 2019 were $76.4 million. The total grant-date fair value of RSU’s granted during the quarter ended March 31, 2018 was $35.1 million.

For the quarter ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the RSU’s of $7.7 million and $2.3 million, respectively.

As of March 31, 2019, the Company had $104.7 million in unrecognized compensation cost related to non‑vested RSU’s, which is expected to be recognized over a weighted‑average period of approximately 2.5 years.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 738,875 shares of common stock were reserved for issuance under this plan as of March 31, 2019. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarter ended March 31, 2019, the Company had not issued any shares under the ESPP. During 2018, the Company issued 85,218 shares under the ESPP. As of March 31,  2019, 526,147 shares remained available for issuance.

For the quarter ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $0.3 million and $0.1 million, respectively.

As of March 31, 2019, the Company had $0.1 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted‑average period of approximately 0.1 years.

Total compensation costs charged as an expense for stock‑based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarter Ended
	March 31,
	2019	2018
Administrative and marketing	$821	$402
Sales	2,130	1,574
Technology and development	1,898	1,215
General and administrative	8,674	4,641
Total stock-based compensation expense	$13,523	$7,832

Note 14.  Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter ended March 31, 2019, the Company recognized an income tax expense related to certain United States and foreign related income, as well as amortization of tax-deductible goodwill, which partially benefits the realization of its indefinite lived NOL in the United States. For the quarter ended March 31, 2018, the income tax benefit was recognized for the indefinite lived NOL that is forecasted for the 2018 calendar year which can be netted up to 80% of the deferred tax liability associated with the goodwill, offset by timing differences with respect to the treatment of the amortization of tax-deductible goodwill, as well as foreign related income. A majority of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

Beginning with the quarter ended March 31, 2018, the Company is calculating tax expense based on the U.S. statutory rate of 21%.  The US Federal tax law includes a Base Erosion Anti-Abuse Tax, commonly referred to as BEAT, which imposes a minimum tax on certain deductible payments or accruals made to foreign affiliates in tax years beginning after December 31, 2017. The Company has determined that it is currently not subject to BEAT. US Federal tax law imposes a minimum tax on global intangible low-taxed income, commonly referred to as GILTI. The Company does not expect to recognize any tax expense related to GILTI as it has net operating losses available and a full valuation allowance. In addition, US Tax law imposes an interest expense limitation which disallows a portion of the interest deduction based on EBITDA. While the disallowed interest deduction is deferred, there is no impact to tax expense due to the current year taxable loss and related valuation allowance.

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

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K in the Annual Report for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. from Teladoc, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

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

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 43% to $128.6 million for the quarter ended March 31, 2019, including $20.1 million from our Advance Medical acquisition. For the quarter ended March 31, 2018, revenue was $89.6 million.

For the quarter ended March 31, 2019, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended March 31, 2018, 80% and 20% of our revenue were derived from subscription access fees and visit fees, respectively. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader U.S. healthcare system.

Membership and Visits

We completed approximately 1,063,000 telehealth visits in the first three months of 2019 and approximately 2,640,000 telehealth visits for the full year of 2018. Paid Membership increased by approximately 3.9 million Members to 26.7 million from December 31, 2018 through March 31, 2019.

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

Key Factors Affecting Our Performance

Number of Members.  Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee. Membership increased by approximately 3.9 million Members from December 31, 2018 through March 31, 2019.

Number of Visits.  We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for certain of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 75% or 457,000 to approximately 1,063,000 for the quarter ended March 31, 2019  compared to the same period in 2018, including 283,000 visits from Advance Medical.

Seasonality.  We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally, our business has become more diversified across services, channels and geographies. As a result, we have seen a diversification of client start dates, resulting from our health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start.

Additionally, as a result of national seasonal cold and flu trends, we experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2018 filed with the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, long-lived assets, capitalized development costs, income taxes, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Except as noted in “Note 2 – Basis of Presentation and Principles of Consolidation” and “Note 7 – Leases” of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies during 2019.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters ended March  31, 2019 and 2018 and the dollar and percentage change between the respective periods:

	Quarter Ended March 31,
	2019	2018
	$	$	Variance	%
Revenue	$128,573	$89,644	$38,929	43%
Cost of revenue	44,677	26,856	17,821	66%
Gross profit	83,896	62,788	21,108	34%
Operating expenses:
Advertising and marketing	26,404	20,325	6,079	30%
Sales	16,212	13,783	2,429	18%
Technology and development	15,987	12,904	3,083	24%
Legal	1,097	481	616	128%
Regulatory	489	564	(75)	-13%
Acquisition and integration related costs	1,012	1,569	(557)	-36%
General and administrative	35,982	24,001	11,981	50%
Depreciation and amortization	9,600	8,253	1,347	16%
Loss from operations	(22,887)	(19,092)	(3,795)	20%
Interest expense, net	6,521	4,873	1,648	34%
Net loss before taxes	(29,408)	(23,965)	(5,443)	23%
Income tax (benefit) provision	742	(103)	845	-823%
Net loss	$(30,150)	$(23,862)	$(6,288)	26%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the quarters ended March 31, 2019 and 2018:

	Quarter Ended
	March 31,
	2019	2018
Net loss	$(30,150)	$(23,862)
Add:
Interest expense, net	6,521	4,873
Income tax (benefit) provision	742	(103)
Depreciation expense	863	1,531
Amortization expense	8,737	6,722
EBITDA(1)	(13,287)	(10,839)
Stock-based compensation	13,523	7,832
Acquisition and integration related costs	1,012	1,569
Adjusted EBITDA(1)	$1,248	$(1,438)

(1)	Non-GAAP Financial Measures:

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

Adjusted EBITDA consists of net loss before interest, taxes, depreciation, amortization, stock-based compensation,  and acquisition and integration related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

Consolidated Results of Operations Discussion

We completed our acquisition of Advance Medical on May 31, 2018. The results of operations of the aforementioned acquisition has been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of each acquisition.

Revenue.  Total revenue was $128.6 million for the quarter ended March 31, 2019, compared to $89.6 million during the quarter ended March 31, 2018, an increase of $38.9 million, or 43%, with organic growth reflecting a 23% increase.  The primary increase in revenue in 2019 was substantially driven by the acquisition of Advance Medical contributing $20.1 million for the quarter ended March 31, 2019, and an increase in new Clients and the number of new Members generating additional subscription access fees. Subscription access fee revenue increased to $106.0 million or 48% for the quarter ended March 31, 2019. The increase in subscription access fees was due to the addition of new Clients, as the number of paid Members increased by 28% from March 31, 2018 to March 31, 2019 as well as the aforementioned Advance Medical acquisition.  Revenue from U.S. subscription access fees was $81.0 million for the quarter ended March 31, 2019 compared to $61.0 million for the quarter ended March 31, 2018. We generated $25.0 million of international subscription access fees for the quarter ended March 31, 2019 and $10.7 million for the quarter ended March 31, 2018.

We completed approximately 1,063,000 visits, representing $22.6 million of visit fees for the quarter ended March 31, 2019, compared to approximately 606,000 visits, representing $17.9 million of visit fees during the quarter ended March 31, 2018, an increase of $4.7 million, or 26%.

Cost of Revenue.  Cost of revenue was $44.7 million for the quarter ended March 31, 2019 compared to $26.8 million for the quarter ended March 31, 2018, an increase of $17.8 million, or 66%. The increase was primarily due to the additional $10.7 million in costs associated with Advance Medical services for the quarter ended March 31, 2019,  and increased general medical visits resulting in increased provider fees, and physician network operation center costs.

Gross Profit.  Gross profit was $83.9 million, or 65% as a percentage of revenue, for the quarter ended March 31, 2019 compared to $62.8 million, or 70%, as a percentage of revenue, for the quarter ended March 31, 2018, an increase of $21.1 million, or 34%. The increase in gross profit reflects the aforementioned revenue and cost of revenue growth. The lower gross profit percentage to revenue reflects the impact of revenue mix of our virtual healthcare product offerings.

Advertising and Marketing Expenses.  Advertising and marketing expenses were $26.4 million for the quarter ended March 31, 2019 compared to $20.4 million for the quarter ended March 31, 2018, an increase of $6.0 million, or 30%. Including the impact from Advance Medical, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $5.0 million and increased in employee-related expenses of $1.0 million.

Sales Expenses.  Sales expenses were $16.2 million for the quarter ended March 31, 2019 compared to $13.8 million for the quarter ended March 31, 2018, an increase of $2.4 million, or 18%. Including the impact from Advance Medical, this increase primarily consisted of increased staffing and sales commissions of $1.8 million and an increase to other sales expenses of $0.6 million.

Technology and Development Expenses.  Technology and development expenses were $16.0 million for the quarter ended March 31, 2019 compared to $12.9 million for the quarter ended March 31, 2018, an increase of $3.1 million, or 24%. This increase resulted primarily from hiring additional personnel totaling $2.3 million and other expenses of $0.8 million.

Legal Expenses.  Legal expenses were $1.1 million for the quarter ended March 31, 2019 compared to $0.5 million for the quarter ended March 31, 2018,  an increase of $0.6 million, or 128%. The increase in 2019 resulted primarily from increased  expenses  to support litigation activities.

Regulatory Expenses.  Regulatory expenses were $0.5 million for the quarter ended March 31, 2019 compared to $0.6 million for the quarter ended March 31, 2018, a decrease of $0.1 million, or 13%. The decrease resulted primarily from less required regulatory activities.

Acquisition and Integration Related Costs.    Acquisition and integration related costs, incurred primarily in connection with the Advance Medical and Best Doctors integrations, were $1.0 million for the quarter ended March 31, 2019 compared to $1.5 million for the quarter ended March 31, 2018,  a decrease of $0.5 million, which primarily represents the costs associated with the abandonment of the corporate office lease of Best Doctors in the quarter ended March 31, 2018.

General and Administrative Expenses.  General and administrative expenses were $36.0 million for the quarter ended March 31, 2019 compared to $24.0 million for the quarter ended March 31, 2018, an increase of $12.0 million, or 50%. This increase was driven primarily by an increase in employee-related expenses of approximately $5.4 million resulting from growth in total employee headcount to 2,046 at March 31, 2019 as compared to 1,263 employees at March 31, 2018 primarily from the impact of the Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $6.6 million for the quarter ended March 31, 2019 as compared to March 31, 2018, to support the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $9.6 million for the quarter ended March 31, 2019 compared to $8.3 million for the quarter ended March 31, 2018, an increase of $1.3 million, or 16%. The increase was primarily due to the impact from acquisitions. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that increased from $187.2 million at March 31, 2018 to $305.4 million at March 31, 2019 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $18.4 million at March 31, 2018 to $23.0 million at March 31, 2019.

Interest Expense, Net.  Interest expense, net consists of interest costs and amortization of debt discount associated with our Convertible Senior Notes, interest income from short-term investments in marketable securities  as well as foreign exchange gain or loss. Interest expense, net was $6.5 million for the quarter ended March 31, 2019 and was consistent when compared to $4.9 million for the quarter ended March 31, 2018.  The increase in net interest expense in 2019 reflects costs associated with the Convertible Senior Notes issued in May 2018.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Quarter Ended
	March 31,
	2019	2018
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(7,892)	$(13,871)
Net cash provided by investing activities	7,336	23,972
Net cash provided by financing activities	10,702	12,198
Total	$10,146	$22,299

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

 On May 31, 2018 we completed the acquisition of Advance Medical. The purchase price was $351.7 million consisting of $283.1 million of net cash, and 1.3 million shares of Teladoc Health’s common stock valued at approximately $68.6 million.

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

Our principal sources of liquidity are cash and cash equivalents totaling $434.0 million as of March 31, 2019, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $45.7 million as of March 31, 2019.

Cash Used in Operating Activities

For the three months ended March 31, 2019, cash used in operating activities was $7.9 million. The negative cash flows resulted primarily from our net loss of $30.2 million, adjusted for the effect of net changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $7.0 million and deferred income tax of $2.7 million, partially offset by depreciation and amortization of $11.6 million, allowance for doubtful accounts of $0.8 million, stock-based compensation of $13.5 million and accretion of interest of $6.1 million.

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

The increase in cash used in operating activities was primarily the result of personnel related expenses including additional headcount, increased advertising and marketing expenses, costs incurred to improve and optimize our technology platform, increases in our provider network operations center and office-related charges to support the growth of our business.

Cash Provided by Investing Activities

Cash provided by investing activities was $7.3 million for the three months ended March 31, 2019. Cash provided by investing activities consisted of maturities of short-term marketable securities of $9.0 million, net of sales, offset by the purchases of property and equipment totaling $0.6 million and investments in internally developed capitalized software of $1.1 million.

Cash provided by investing activities was $24.0 million for the three months ended March 31, 2018. Cash provided by investing activities consisted of maturities of short-term marketable securities of $25.0 million, net of sales, purchases of property and equipment totaling $0.5 million and investments in internally developed capitalized software of $0.5 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $10.7 million. Cash provided by financing activities consisted of $8.9 million of proceeds from the exercise of employee stock options and  $1.8 million of cash proceeds for tax withholding for options exercised.

Cash provided by financing activities for the three months ended March 31, 2018 was $12.2 million. Cash provided by financing activities consisted $8.6 million of proceeds from the exercise of employee stock options and $3.6 million of cash recorded for tax withholding for options exercised.

Looking Forward

As a result of the July Offering, we received $330.9 million of net cash proceeds in July 2018.  In May 2018, we issued the 2025 Notes with net proceeds of $279.1 million and also acquired Advance Medical for approximately $291.9 million in cash. At March 31, 2019, the Company’s cash and short-term investments were $479.7 million. We anticipate positive Adjusted EBITDA results for 2019.

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

Shelf Registration Statements

We filed a shelf registration statement on Form S-3 under the Securities Act on September 30, 2016, which was declared effective October 5, 2016 (the “2016 Shelf”). Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $300 million by selling common stock in addition to 2,000,000 shares of common stock eligible for resale by certain existing shareholders. We currently have the ability under the 2016 Shelf to raise up to approximately $168 million by selling common stock in addition to 400,000 shares of common stock eligible for resale by certain existing shareholders.

We filed an automatically effective shelf registration statement on Form S-3 under the Securities Act on November 28, 2017 (the “2017 Shelf”). Under the 2017 Shelf at the time of effectiveness, we had the ability to raise up to $175 million by selling common stock in addition to 1,200,000 shares of common stock eligible for resale by certain shareholders. We currently have the ability under the 2017 Shelf to raise up to approximately $32 million by selling common stock in addition to 370,000 shares of common stock eligible for resale by certain existing shareholders.

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

In July 2018, we successfully closed on our July Offering in which we issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share, and certain selling stockholders sold 263,740 shares of our common stock. We received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

Indebtedness

We entered into a $10.0 million New Revolving Credit Facility in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. We have maintained the New Revolving Credit Facility and, there was no amount outstanding as of March 31, 2019 and December 31, 2018. The Company utilized $2.2 million of letters of credit for facility security deposits at March 31, 2019 and December 31, 2018.

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

We were in compliance with all debt covenants at March 31, 2019 and December 31, 2018.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March  31, 2019:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$32,907	$7,190	$11,207	$8,266	$6,244
Debt obligations under the Convertible Notes	562,500	—	$—	$275,000	$287,500
Interest associated with the Convertible Notes	50,967	12,203	$24,406	$9,896	$4,462
Total	$646,374	$19,393	$35,613	$293,162	$298,206

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of March 31, 2019. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

No Client represented over 10% of revenues for the quarters ended March 31, 2019 and 2018.

No Client represented over 10% of accounts receivable at March 31, 2019 and December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At  March 31, 2019, the Company is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2018  and Part II, Item 1.A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the period ended September 30, 2018. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement, dated as of May 29, 2018, by and among Teladoc, Inc., Best Doctors International Insurance S.a.r.l. and the Sellers party thereto.	8-K	001-37477	2.1	6/4/18

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Third Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.2	8/10/18

4.1	Specimen stock certificate evidencing shares of the common stock.	10-Q	001-37477	4.1	11/1/18

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17

4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17

4.4	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/8/18

4.5	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/8/18

10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc, Inc. Second Amended and Restated Stock Incentive Plan and form of option agreement thereunder	S-1/A	333-204577	10.8	6/10/15

10.3	First Amendment to Teladoc, Inc. Second Amended and Restated Stock Incentive Plan	S-1/A	333-204577	10.8.1	6/10/15

10.4	Second Amendment to Teladoc, Inc. Second Amended and Restated Stock Incentive Plan	S-1/A	333-204577	10.8.2	6/10/15

10.5	Teladoc, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.6	Form of Stock Option Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.7	Form of Restricted Stock Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.8	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.9	Form of Performance Restricted Stock Unit Agreement under the Teladoc, Inc. 2015 Incentive Award Plan.					*

10.10	Teladoc, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.11	Teladoc, Inc. Non-Employee Director Compensation Program (as amended).					*

10.12	Teladoc, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.13	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.14	Executive Severance Agreement, dated July 17, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.12	2/27/18

10.15	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc, Inc. and Peter McClennen.	10-K	001-37477	10.132	2/27/18

10.16	Separation and Release of Claims Agreement, dated December 16, 2018, between Teladoc Health, Inc. and Mark Hirschhorn.	10-K	001-37477	10.12	2/27/19

10.17	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc, Inc. and Adam Vandervoort.					*

10.18	Executive Severance Agreement, dated January 4, 2016, by and between Teladoc, Inc. and Stephany Verstraete.					*

10.19	Teladoc, Inc. 2017 Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.20	Form of Stock Option Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.21	Form of Restricted Stock Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.22	Form of Restricted Stock Unit Agreement under the Teladoc, Inc. 2017 Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.23	Credit Agreement, dated as of July 14, 2017, by and among Teladoc, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17

10.24	Amendment No. 2 to Credit Agreement by and among Teladoc, Inc., Jefferies Finance LLC, as administrative agent and issuing bank, and the lenders party thereto, dated as of April 30, 2018.	8-K	001-37477	10.1	5/2/18

21.1	Subsidiaries of the Registrant.	10-K	001-37477	21.1	2/27/19

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Accounting Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: April 30, 2019	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: April 30, 2019	By:	/s/ GABRIEL R. CAPPUCCI
	Name:	Gabriel R. Cappucci, CPA
	Title:	Senior Vice President, Chief Accounting Officer
and Controller