Form 10-Q
period 2019-06-30
Teladoc Health, Inc.
filed 2019-07-31
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	⌧	Accelerated filer	◻	Non-accelerated filer	◻	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ⌧

As of July 26, 2019, the Registrant had 72,040,539 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2019

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$440,443	$423,989
Short-term investments	32,161	54,545
Accounts receivable, net of allowance of $3,351 and $3,382, respectively	49,778	43,571
Prepaid expenses and other current assets	10,227	10,631
Total current assets	532,609	532,736
Property and equipment, net	9,722	10,148
Goodwill	748,073	737,197
Intangible assets, net	239,344	247,394
Operating lease - right-of-use assets	29,220	—
Other assets	6,376	1,401
Total assets	$1,565,344	$1,528,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,079	$7,769
Accrued expenses and other current liabilities	46,201	26,801
Accrued compensation	18,141	27,869
Total current liabilities	70,421	62,439
Other liabilities	6,990	6,191
Operating lease liabilities, net of current portion	26,386	—
Deferred taxes	31,710	32,444
Convertible senior notes, net	427,197	414,683
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 71,934,381 shares and 70,516,249 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	72	70
Additional paid-in capital	1,483,245	1,434,780
Accumulated deficit	(468,135)	(408,661)
Accumulated other comprehensive (loss) income	(12,542)	(13,070)
Total stockholders’ equity	1,002,640	1,013,119
Total liabilities and stockholders’ equity	$1,565,344	$1,528,876

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$130,276	$94,560	$258,849	$184,204
Expenses:
Cost of revenue	41,634	27,684	86,311	54,540
Operating expenses:
Advertising and marketing	26,616	19,561	53,020	39,886
Sales	15,832	14,559	32,044	28,342
Technology and development	16,665	14,348	32,652	27,252
Legal and regulatory	2,019	639	3,605	1,684
Acquisition and integration related costs	1,136	5,800	2,148	7,369
Gain on sale	—	(4,070)	—	(4,070)
General and administrative	38,549	26,140	74,531	50,141
Depreciation and amortization	9,848	8,046	19,448	16,299
Total expenses	152,299	112,707	303,759	221,443
Loss from operations	(22,023)	(18,147)	(44,910)	(37,239)
Interest expense, net	7,211	6,910	13,732	11,783
Net loss before taxes	(29,234)	(25,057)	(58,642)	(49,022)
Income tax (benefit) provision	90	22	832	(81)
Net loss	$(29,324)	$(25,079)	$(59,474)	$(48,941)

Net loss per share, basic and diluted	$(0.41)	$(0.40)	$(0.83)	$(0.78)

Weighted-average shares used to compute basic and diluted net loss per share	71,721,246	62,975,535	71,322,586	62,389,902

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(29,324)	$(25,079)	$(59,474)	$(48,941)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities	5	41	60	41
Cumulative translation adjustment	4,311	(6,010)	468	(6,658)
Other comprehensive income (loss), net of tax	4,316	(5,969)	528	(6,617)
Comprehensive loss	$(25,008)	$(31,048)	$(58,946)	$(55,558)

See accompanying notes to unaudited consolidated financial statements

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2018	70,516,249	$70	$1,434,780	$(408,661)	$(13,070)	$1,013,119
Exercise of stock options	564,102	1	8,853	—	—	8,854
Issuance of restricted stock units	383,060	—	—	—	—	—
Stock-based compensation	—	—	13,523	—	—	13,523
Other comprehensive loss, net of tax	—	—	—	—	(3,788)	(3,788)
Net loss	—	—	—	(30,150)	—	(30,150)
Balance as of March 31, 2019	71,463,411	71	1,457,156	(438,811)	(16,858)	1,001,558
Exercise of stock options	350,219	1	6,846	—	—	6,847
Issuance of restricted stock units	85,035	—	—	—	—	—
Issuance of stock under employee stock purchase plan	35,716	—	1,875	—	—	1,875
Stock-based compensation	—	—	17,368	—	—	17,368
Other comprehensive loss, net of tax	—	—	—	—	4,316	4,316
Net loss	—	—	—	(29,324)	—	(29,324)
Balance as of June 30, 2019	71,934,381	$72	$1,483,245	$(468,135)	$(12,542)	$1,002,640

Balance as of December 31, 2017	61,534,101	$61	$866,330	$(311,577)	$4,089	$558,903
Exercise of stock options	651,010	1	8,642	—	—	8,643
Issuance of restricted stock units	95,094	—	—	—	—	—
Stock-based compensation	—	—	7,832	—	—	7,832
Other comprehensive loss, net of tax	—	—	—	—	(648)	(648)
Net loss	—	—	—	(23,862)	—	(23,862)
Balance as of March 31, 2018	62,280,205	62	882,804	(335,439)	3,441	550,868
Exercise of stock options	527,799	1	7,122	—	—	7,122
Equity component of Convertible Senior Notes, net of issuance costs	—	—	91,392	—	—	91,392
Issuance of restricted stock units	69,938	—	—	—	—	—
Issuance of stock under employee stock purchase plan	56,453	—	1,423	—	—	1,423
Issuance of stock in acquisition	1,344,387	2	68,562	—	—	68,564
Stock-based compensation	—	—	11,059	—	—	11,059
Other comprehensive loss, net of tax	—	—	—	—	(5,969)	(5,969)
Net loss	—	—	—	(25,079)	—	(25,079)
Balance as of June 30, 2018	64,278,782	$64	$1,062,362	$(360,518)	$(2,528)	$699,380

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(59,474)	$(48,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,443	16,299
Allowance for doubtful accounts	1,014	1,258
Stock-based compensation	30,891	18,891
Deferred income taxes	(1,472)	(1,258)
Accretion of interest	12,347	7,627
Gain on sale	—	(4,070)
Changes in operating assets and liabilities:
Accounts receivable	(7,237)	(4,027)
Prepaid expenses and other current assets	1,251	(540)
Other assets	74	(73)
Accounts payable	374	1,371
Accrued expenses and other current liabilities	10,358	(287)
Accrued compensation	(9,133)	(3,812)
Operating lease liabilities	(794)	—
Other liabilities	(2,385)	45
Net cash used in operating activities	(1,743)	(17,517)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,248)	(2,015)
Purchase of internal-use software	(2,975)	(1,388)
Purchase of marketable securities	—	(12,141)
Proceeds from marketable securities	22,695	67,970
Sale of assets	7	5,500
Investment in securities	(5,000)	—
Acquisition of business, net of cash acquired	(11,207)	(273,535)
Net cash provided by (used in) investing activities	2,272	(215,609)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	15,701	15,765
Proceeds from issuance of convertible notes	—	279,126
Contingent consideration fair value adjustment	210	—
Proceeds from employee stock purchase plan	1,875	1,423
Cash (paid)/received for withholding taxes on stock-based compensation, net	(1,886)	500
Net cash provided by financing activities	15,900	296,814
Net increase in cash and cash equivalents	16,429	63,688
Foreign exchange difference	25	(701)
Cash and cash equivalents at beginning of the period	423,989	42,817
Cash and cash equivalents at end of the period	$440,443	$105,804

Income taxes paid	$309	$59

Interest paid	$6,102	$4,125

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

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and six months ended June 30, 2019 are not necessarily indicative of results for the full 2019 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2018.

The unaudited consolidated financial statements include the results of Teladoc Health, its wholly owned subsidiaries, as well as two professional associations, fourteen professional corporations and a service corporation (the “Association”).

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total revenue and net (loss) income for the VIE were $17.4 million and $(0.2) million, respectively, for the quarter ended June 30, 2019 and $12.6 million and $1.3 million, respectively, for the quarter ended June 30, 2018. Total revenue and net (loss) income for the VIE were $38.5 million and $(0.3) million, respectively, for the six months ended June 30, 2019 and $28.9 million and $2.0 million, respectively, for the six months ended June 30, 2018. The VIE’s total assets were $9.7 million and $9.8 million at June 30, 2019 and December 31, 2018, respectively. Total liabilities for the VIE were $44.5 million and $44.3 million at June 30, 2019 and December 31, 2018, respectively. The VIE’s total stockholders’ deficit was $34.8 million and $34.5 million at June 30, 2019 and December 31, 2018, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $26.1 million and $15.0 million for the quarters ended June 30, 2019 and 2018, respectively. Revenue earned by foreign operations outside of the United States were $51.3 million and $25.9 million for the six months ended June 30, 2019 and 2018, respectively. Long-lived assets from foreign operations totaled $419.4 million and $407.5 million as of June 30, 2019 and December 31, 2018, respectively.

All intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services and the accounting is substantially aligned.  The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU No. 2014-09 has been adopted by the Company. The Company has elected to early adopt this standard as of July 1, 2018 and the adoption of ASU No. 2018-07 had no impact on the Company’s consolidated financial statements.

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

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. As part of its adoption, the Company underwent a process of assessing the lease population and determining the impact of the adoption of this standard which resulted in the recognition of operating lease liabilities of and right-of-use assets of approximately $34 million on the Company’s balance sheet relating to its leases on the consolidated financial statements. The Company determined the most significant impact was the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets and there was no impact on the consolidated statements of operations or consolidated statements of cash flows. See Note 7 “Leases”, for further information.

In January 2017, the FASB issued ASU 2017-04, Goodwill Simplifications (Topic 350). ASU 2017-04

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Significant Accounting Policies

Effective January 1, 2019, the Company adopted ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

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

In accordance with the guidance in ASC 842, components of a lease, beginning on or after the ASC 842 effective date, should be broken into three categories: lease components, non-lease components, and operating expenses (e.g. property taxes, insurance, etc.) Then the consideration in the contract must be allocated based on the respective relative fair values to the lease components and non-lease components. The Company elected to not apply the practical expedient combining lease and non-lease components.

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

Subscription access revenue accounted for approximately 85% and 84% of our total revenue for the quarters ended June 30, 2019 and 2018, respectively. Subscription access revenue accounted for approximately 84% and 82% of

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

our total revenue for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Subscription Access Fees:
U.S.	$85,530	$65,066	$166,509	$126,086
International	25,711	14,731	50,686	25,440
Visit Fee Revenue:
U.S. Paid Visits	15,083	11,795	33,331	26,004
U.S. Visit Fee Only	3,546	2,710	7,667	6,249
International Paid Visits	406	258	656	425
Total Revenues	$130,276	$94,560	$258,849	$184,204

As of June 30, 2019, accounts receivable, net of allowance for doubtful accounts, were $49.8 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the client or member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $4.6 million and $3.3 million in the deferred revenue balance for the six months ended June 30, 2019 and 2018, respectively, are primarily driven by Advance Medical and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligations associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $0.6 million and $0.4 million for the quarter ended June 30, 2019 and 2018, respectively. The Company issued refunds of approximately $1.2 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter and six months ended June 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Note 4. Business Acquisitions

On April 30, 2019, the Company completed the acquisition of the Paris-based telemedicine provider MedicineDirect in which MedicineDirect became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $11.2 million with additional potential earnout consideration. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from the acquisition is not tax deductible.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
June 30, 2019
Client relationships	2 to 20 years	$237,940	$(47,951)	$189,989	13.4
Non-compete agreements	1.5 to 5 years	4,980	(4,024)	956	1.9
Trademarks	3 to 15 years	42,714	(5,710)	37,004	13.4
Patents	3 years	200	(172)	28	0.4
Internal-use software and other	3 to 5 years	29,579	(18,212)	11,367	2.1
Intangible assets, net		$315,413	$(76,069)	$239,344	12.8
December 31, 2018
Client relationships	2 to 20 years	$233,007	$(35,453)	$197,554	13.7
Non-compete agreements	1.5 to 5 years	4,992	(3,741)	1,251	2.4
Trademarks	3 to 15 years	41,815	(4,137)	37,678	13.9
Patents	3 years	200	(139)	61	0.9
Internal-use software	3 to 5 years	25,644	(14,794)	10,850	2.0
Intangible assets, net		$305,658	$(58,264)	$247,394	13.2

Amortization expense for intangible assets was $9.0 million and $7.3 million for the quarters ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $17.7 million and $14.0 million for the six months ended June 30, 2019 and 2018, respectively.

Note 6. Goodwill

Goodwill consists of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
Beginning balance	$737,197	$498,520
Additions associated with acquisitions	10,604	250,120
Cumulative translation adjustment	272	(11,443)
Goodwill	$748,073	$737,197

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

	Quarters Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$1,906	$3,867
Variable lease cost	242	468
Total lease cost	$2,148	$4,335

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Additionally, the Company’s policy for leases with an initial term of 12 months or less are to not record on the consolidated balance sheets and the Company did not have any such leases. Supplemental information related to operating leases was as follows (in thousands):

Six Months Ended
Consolidated Statements of Cash Flows	June 30, 2019
Operating cash flows used for operating leases	$4,042
Operating lease liabilities arising from obtaining right-of-use assets	$3,389

Other Information
Weighted-average remaining lease term	6.39 years
Weighted-average discount rate	6.50%

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of June 30, 2019, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

As of
Operating Leases:	June 30, 2019
2019	$7,430
2020	6,099
2021	5,912
2022	5,729
2023 and thereafter	15,048
Sub-total	40,218
Less: imputed interest	7,574
Minimum lease payments	$32,644

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
Professional fees	$1,394	$1,264
Consulting fees/provider fees	6,089	6,569
Client performance guarantees	3,100	2,910
Legal fees	962	1,073
Interest payable	872	883
Income tax payable	4,602	2,610
Lease abandonment obligation - current	101	53
Marketing	1,474	644
Operating lease liabilities - current	5,363	—
Earnout and compensation	634	—
Deferred revenue	12,285	7,650
Other	9,325	3,145
Total	$46,201	$26,801

Note 9. Fair Value Measurements

The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$440,443	$—	$—	$440,443
Short-term investments	$—	$32,161	$—	$32,161
Contingent liability	$—	$—	$3,796	$3,796

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$419,464	$4,525	$—	$423,989
Short-term investments	$—	$54,545	$—	$54,545

There were no transfers between fair value measurement levels during the quarter and six months ended June 30, 2019 and 2018.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at date of acquisition	$3,586
Payments	—
Change in fair value	210
Fair value at June 30, 2019	$3,796

Note 10. Revolving Credit Facility

The Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”) in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. The Company has maintained the New Revolving Credit Facility and, there was no amount outstanding as of June 30, 2019 and December 31, 2018. The Company utilized $1.5 million of letters of credit for facility security

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

deposits at June 30, 2019.

The Company was in compliance with all debt covenants at June 30, 2019 and December 31, 2018.

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

Holders may convert all or any portion of their 2025 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances:

●	during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
●	during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
●	upon the occurrence of specified corporate events described under the 2025 Notes Indenture; or
●	if the Company calls the 2025 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The 2025 Notes consist of the following (in thousands):

	As of June 30,	As of December 31,
Liability component	2019	2018
Principal	$287,500	$287,500
Less: Debt discount, net (1)	(87,185)	(92,913)
Net carrying amount	$200,315	$194,587
(1)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $425.3 million as of June 30, 2019. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2019, the remaining contractual life of the 2025 Notes is approximately 5.9 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,002	$585	$1,977	$585
Amortization of debt discount	2,892	1,493	5,728	1,493
Total	$3,894	$2,078	$7,705	$2,078
Effective interest rate of the liability component	7.9%	7.9%	7.9%	7.9%

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

TELADOC HEALTH, INC.

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

Holders may convert all or any portion of their 2022 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding June 15, 2022 only under the following circumstances:

●	during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
●	during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
●	upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or
●	if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The 2022 Notes consist of the following (in thousands):

	As of June 30,	As of December 31,
Liability component	2019	2018
Principal	$275,000	$275,000
Less: Debt discount, net (2)	(48,118)	(54,904)
Net carrying amount	$226,882	$220,096
(1)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $467.5 million as of June 30, 2019. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2019, the remaining contractual life of the 2022 Notes is approximately 3.5 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual interest expense	$2,091	$2,057	$4,125	$4,091
Amortization of debt discount	3,412	3,095	6,786	6,157
Total	$5,503	$5,152	$10,911	$10,248
Effective interest rate of the liability component	10.0%	10.0%	10.0%	10.0%

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

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s officers and a former officer. The complaint is brought on behalf of a purported class

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period March 3, 2016 through December 5, 2018. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of the Company’s previous Executive Officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. The Company believes that the claims against the Company and its officers are without merit, and the Company and its named officers intend to defend the Company vigorously, including filing a motion to dismiss the complaint.

In addition, on June 21, 2019, a stockholder derivative lawsuit (Kreutter v. Gorevic, et al.) was filed in the SDNY against certain current and former directors and officers of the Company. The derivative lawsuit alleges that the named directors and officers breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the purported securities class action complaint described above. The Company believes that the claims set forth in this stockholder derivative lawsuit are without merit.

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

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 4,739,007 shares available for grant at June 30, 2019.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2018	6,947,797	$23.15	7.86	$186,770
Stock option grants	88,849	$61.54	—	$—
Stock options exercised	(914,321)	$17.16	—	$—
Stock options forfeited	(167,842)	$37.62	—	$—
Balance at June 30, 2019	5,954,483	$24.24	7.50	$251,868
Vested or expected to vest at June 30, 2019	5,954,483	$24.24	7.50	$251,868
Exercisable at June 30, 2019	3,085,449	$19.05	7.06	$146,139

The total grant-date fair value of stock options granted during the quarters ended June 30, 2019 and 2018 was $1.2 million and $5.4 million, respectively. The total grant-date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $2.4 million and $22.3 million, respectively.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

All stock-based awards to employees are measured based on the grant-date fair value of the awards and are generally recognized on a straight line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each RSU). The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes option-pricing model are determined as follows:

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

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with terms similar to the expected term on the options.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2019	2018
Volatility	46.9% – 47.6%	43.9% – 46.1%
Expected life (in years)	5.2	6.0
Risk-free interest rate	1.75% - 2.55%	2.45% - 2.66%
Dividend yield	–	–
Weighted-average fair value of underlying stock options	$27.34	$18.76

For the quarter ended June 30, 2019 and 2018, the Company recorded compensation expense related to stock options granted of $5.2 million and $6.0 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded compensation expense related to stock options granted of $10.7 million and $11.4 million, respectively.

As of June 30, 2019, the Company had $36.3 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the RSU’s is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2018	1,409,448	$40.51
Granted	1,297,167	$65.53
Vested and issued	(468,095)	$39.40
Forfeited	(147,502)	$50.00
Balance at June 30, 2019	2,091,018	$55.27
Vested and unissued at June 30, 2019	13,755	$50.90
Non-vested at June 30, 2019	2,077,263	$55.27

The total grant-date fair value of RSU’s granted during the quarter ended June 30, 2019 and 2018 were $6.8 million and $15.0 million, respectively. The total grant-date fair value of RSU’s granted during the six months ended June 30, 2019 and 2018 were $85.0 million and 50.1 million, respectively.

For the quarter ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the RSU’s of $12.0 million and $4.8 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the RSU’s of $19.7 million and $7.1 million, respectively.

As of June 30, 2019, the Company had $98.7 million in unrecognized compensation cost related to non-vested RSU’s, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 738,875 shares of common stock were reserved for issuance under this plan as of June 30, 2019. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarter ended June 30, 2019, the Company issued 35,716 shares under the ESPP. During 2018, the Company issued 85,218 shares under the ESPP. As of June 30, 2019, 490,431 shares remained available for issuance.

For the quarter ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $0.5 million and $0.3 million, respectively.

As of June 30, 2019, the Company had $0.3 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Administrative and marketing	$1,317	$569	$2,138	$972
Sales	2,528	2,002	4,658	3,576
Technology and development	2,141	1,664	4,039	2,878
General and administrative	11,382	6,825	20,056	11,465
Total stock-based compensation expense	$17,368	$11,060	$30,891	$18,891

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter ended June 30, 2019, the Company recognized an income tax expense related to certain United States and foreign related income, as well as amortization of tax-deductible goodwill, which partially benefits the realization of its indefinite lived NOL in the United States. For the quarter ended June 30, 2018, the income tax benefit was recognized for the indefinite lived NOL that is forecasted for the 2018 calendar year which can be netted up to 80% of the deferred tax liability associated with the goodwill, offset by timing differences with respect to the treatment of the amortization of tax-deductible goodwill, as well as foreign related income. With the acquisition of Advance Medical, the Company’s income tax expense has increased for the six months ended June 30, 2019 over the six months ended June 30, 2018 as Advance Medical is made up of mainly foreign sourced income to which the Company has limited net operating losses to offset it with. A majority of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

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

●	ongoing legal challenges to or new state actions against our business model;

●	our dependence on our relationships with affiliated professional entities;

●	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

●	our ability to operate in the heavily regulated healthcare industry;

●	our history of net losses and accumulated deficit;

●	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

●	risk of the loss of any of our significant Clients;

●	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

●	our ability to establish and maintain strategic relationships with third parties;

●	risks specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

●	our ability to recruit and retain a network of qualified Providers;

●	risk that the insurance we maintain may not fully cover all potential exposures;

●	rapid technological change in the telehealth market;

●	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and its impact on our financial condition and results of operations;

●	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

●	any statements of belief and any statements of assumptions underlying any of the foregoing;

●	other factors disclosed in this Form 10-Q; and

●	other factors beyond our control.

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

Teladoc Health solutions are transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants. Members rely on Teladoc Health to remotely access affordable, on-demand healthcare whenever and wherever they choose. Employers, health plans and health systems, or our Clients, as well as our direct-to-consumer members purchase our solutions to reduce their healthcare spending and offer convenient, affordable, high-quality healthcare to their employees or beneficiaries. Our network of physicians and other healthcare professionals, or our Providers have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 38% to $130.3 million for the quarter ended June 30, 2019, including $14.6 million from our Advance Medical acquisition. We increased revenue 41% to $258.9 million for the six months ended June 30, 2019, including $34.8 million from our Advance Medical acquisition.

For the quarter ended June 30, 2019, 85% and 15% of our revenue was derived from subscription access fees and visit fees, respectively and for the six months ended June 30, 2019, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended June 30, 2018, 84% and 16% of our revenue were derived from subscription access fees and visit fees, respectively and for the six months ended June 30, 2018, 82% and 18% of our revenue were derived from subscription access fees and visit fees, respectively. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader U.S. healthcare system.

Membership and Visits

We completed approximately 1,971,000 telehealth visits in the first six months of 2019 and approximately 2,640,000 telehealth visits for the full year of 2018. Paid Membership increased by approximately 4.0 million Members to 26.8 million from December 31, 2018 through June 30, 2019.

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

On April 30, 2019, the Company completed the acquisition of the Paris-based telemedicine provider MedicineDirect in which MedicineDirect became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $11.2 million with additional potential earnout consideration. On June 19, 2019, the Company made a $5.0 million minority investment in Vida Health which is accounted for under the cost method for investments.

On May 31, 2018, we completed our acquisition of Advance Medical for aggregate consideration of $351.7 million, which was comprised of 1,344,387 shares of our common stock valued at $68.6 million on May 31, 2018, and $283.1 million of net cash. Advance Medical is a leading global virtual healthcare provider offering a portfolio of virtual healthcare and expert medical service solutions.

Key Factors Affecting Our Performance

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee. Membership increased by approximately 4.0 million Members from December 31, 2018 through June 30, 2019.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for certain of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 70% or 375,000 to approximately 908,000 for the quarter ended June 30, 2019 compared to the same period in 2018, including 161,000 visits from Advance Medical. Visits increased by 73% or 832,000 to approximately 1,972,000 for the six months ended June 30, 2019 compared to the same period in 2018, including 452,000 visits from Advance Medical.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, long-lived assets, capitalized development costs, earnout, income taxes, lease liabilities, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Except as noted in “Note 2 – Basis of Presentation and Principles of Consolidation” and “Note 7 – Leases” of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies during 2019.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and six months ended June 30, 2019 and 2018 and the dollar and percentage change between the respective periods:

	Quarter Ended June 30,				Six Months Ended June 30,
	2019	2018			2019	2018
	$	$	Variance	%	$	$	Variance	%(a)
Revenue	$130,276	$94,560	$35,716	38%	$258,849	$184,204	$74,645	41%
Expenses:
Cost of revenue	41,634	27,684	13,950	50%	86,311	54,540	31,771	58%
Operating expenses:
Advertising and marketing	26,616	19,561	7,055	36%	53,020	39,886	13,134	33%
Sales	15,832	14,559	1,273	9%	32,044	28,342	3,702	13%
Technology and development	16,665	14,348	2,317	16%	32,652	27,252	5,400	20%
Legal and regulatory	2,019	639	1,380	216%	3,605	1,684	1,921	114%
Acquisition and integration related costs	1,136	5,800	(4,664)	-80%	2,148	7,369	(5,221)	-71%
Gain on sale	—	(4,070)	4,070	-100%	—	(4,070)	4,070	-100%
General and administrative	38,549	26,140	12,409	47%	74,531	50,141	24,390	49%
Depreciation and amortization	9,848	8,046	1,802	22%	19,448	16,299	3,149	19%
Total expenses	152,299	112,707	39,592	35%	303,759	221,443	82,316	37%
Loss from operations	(22,023)	(18,147)	(3,876)	21%	(44,910)	(37,239)	(7,671)	21%
Interest expense, net	7,211	6,910	301	4%	13,732	11,783	1,949	17%
Net loss before taxes	(29,234)	(25,057)	(4,177)	17%	(58,642)	(49,022)	(9,620)	20%
Income tax (benefit) provision	90	22	68	316%	832	(81)	913	-1125%
Net loss	$(29,324)	$(25,079)	$(4,245)	17%	$(59,474)	$(48,941)	$(10,533)	22%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the quarters and six months ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(29,324)	$(25,079)	$(59,474)	$(48,941)
Add:
Interest expense, net	7,211	6,910	13,732	11,783
Income tax (benefit) provision	90	22	832	(81)
Depreciation expense	856	733	1,719	2,264
Amortization expense	8,992	7,313	17,729	14,036
EBITDA(1)	(12,175)	(10,101)	(25,462)	(20,939)
Stock-based compensation	17,368	11,060	30,891	18,891
Amortization of warrants and loss on extinguishment of debt	—	—	—	—
Gain on sale	—	(4,070)	—	(4,070)
Acquisition and integration related costs	1,136	5,800	2,148	7,369
Adjusted EBITDA(1)	$6,329	$2,689	$7,577	$1,251
(1)	Non-GAAP Financial Measures:

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

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;
●	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;
●	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions;
●	Adjusted EBITDA does not reflect the significant gain on sale of certain non-core business contracts;

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and
●	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include net loss, net loss per share and other performance measures.

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

Revenue. Total revenue was $130.3 million for the quarter ended June 30, 2019, compared to $94.6 million during the quarter ended June 30, 2018, an increase of $35.7 million, or 38%, with organic growth reflecting a 24% increase. Total revenue was $258.9 million for the six months ended June 30, 2019, compared to $184.2 million during the quarter ended June 30, 2018, an increase of $74.7 million, or 41%, with organic growth reflecting a 23% increase. The primary increase in revenue for both the quarter and six months ended 2019 was substantially driven by the acquisition of Advance Medical contributing $14.6 million and $34.8 million for the quarter and six months ended June 30, 2019, respectively, and an increase in new Clients and the number of new Members generating additional subscription access fees. Subscription access fee revenue increased to $111.3 million or 39% for the quarter ended June 30, 2019. Subscription access fee revenue increased to $217.3 million or 43% for the six months ended June 30, 2019. The increase in subscription access fees was due to the addition of new Clients and direct-to-consumer members, as the number of paid Members increased by 19% from June 30, 2018 to June 30, 2019 as well as the aforementioned Advance Medical acquisition. Revenue from U.S. subscription access fees was $85.6 million for the quarter ended June 30, 2019 compared to $65.1 million for the quarter ended June 30, 2018 and was $166.6 million for the six months ended June 30, 2019 compared to $126.1 million for the six months ended June 30, 2018. We generated $25.7 million of international subscription access fees for the quarter ended June 30, 2019 and $14.7 million for the quarter ended June 30, 2018 and $50.7 million of international subscription access fees for the six months ended June 30, 2019 and $25.4 million for the six months ended June 30, 2018.

We completed approximately 908,000 visits, representing $19.0 million of visit fees for the quarter ended June 30, 2019, compared to approximately 533,000 visits, representing $14.8 million of visit fees during the quarter ended June 30, 2018, an increase of $4.2 million, or 29%. We completed approximately 1,971,000 visits, representing $41.7 million of visit fees for the six months ended June 30, 2019, compared to approximately 1,138,000 visits, representing $32.7 million of visit fees during the six months ended June 30, 2018, an increase of $9.0 million, or 27%.

Cost of Revenue. Cost of revenue was $41.6 million for the quarter ended June 30, 2019 compared to $27.7 million for the quarter ended June 30, 2018, an increase of $13.9 million, or 50%. Cost of revenue was $86.3 million for the six months ended June 30, 2019 compared to $54.5 million for the six months ended June 30, 2018, an increase of $31.8 million, or 58%. The increase in both periods was primarily due to the additional $7.5 million and $18.2 million in costs associated with Advance Medical services for the quarter and six months ended June 30, 2019, respectively and increased general medical visits resulting in increased provider fees, and physician network operation center costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $26.6 million for the quarter ended June 30, 2019 compared to $19.6 million for the quarter ended June 30, 2018, an increase of $7.0 million, or 36%. Including the impact from Advance Medical, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $5.4 million and increased in employee-related expenses and others of $1.6 million. Advertising and marketing expenses were $53.0 million for the six months ended June 30, 2019 compared to $39.9 million for the six months ended June 30, 2018, an increase of $13.1 million, or 33%. Including the impact from Advance Medical, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations and trade shows of $10.0 million and increased in employee-related expenses of $3.1 million.

Sales Expenses. Sales expenses were $15.8 million for the quarter ended June 30, 2019 compared to $14.6 million for the quarter ended June 30, 2018, an increase of $1.2 million, or 9%. Including the impact from Advance Medical, this increase primarily consisted of increased staffing and sales commissions of $1.1 million and an increase to other sales expenses of $0.1 million. Sales expenses were $32.0 million for the six months ended June 30, 2019 compared to $28.3 million for the six months ended June 30, 2018, an increase of $3.7 million, or 13%. Including the impact from Advance Medical, this increase primarily consisted of increased staffing and sales commissions of $3.0 million and an increase to other sales expenses of $0.7 million.

Technology and Development Expenses. Technology and development expenses were $16.7 million for the quarter ended June 30, 2019 compared to $14.3 million for the quarter ended June 30, 2018, an increase of $2.3 million, or 16%. This increase resulted primarily from hiring additional personnel totaling $1.9 million and other expenses of $0.4 million. Technology and development expenses were $32.7 million for the six months ended June 30, 2019 compared to $27.3 million for the six months ended June 30, 2018, an increase of $5.4 million, or 20%. This increase resulted primarily from hiring additional personnel totaling $4.3 million and other expenses of $1.1 million.

Legal and Regulatory Expenses. Legal and regulatory expenses were $2.0 million for the quarter ended June 30, 2019 compared to $0.6 million for the quarter ended June 30, 2018, an increase of $1.4 million, or 216%. Legal and regulatory expenses were $3.6 million for the six months ended June 30, 2019 compared to $1.7 million for the six months ended June 30, 2018, an increase of $1.9 million, or 114%. The increase in 2019 in both periods resulted primarily from increased expenses to support litigation activities.

Acquisition and Integration Related Costs. Acquisition and integration related costs, incurred primarily in connection with the Advance Medical and Best Doctors integrations, were $1.1 million for the quarter ended June 30, 2019 compared to $5.8 million for the quarter ended June 30, 2018, a decrease of $4.7 million, which primarily represents the costs associated with the acquisition of Advance Medical. Acquisition and integration related costs, incurred primarily in connection with the Advance Medical and Best Doctors integrations, were $2.1 million for the six months ended June 30, 2019 compared to $7.4 million for the six months ended June 30, 2018, a decrease of $5.2 million, which primarily represents the costs associated with the abandonment of the corporate office lease of Best Doctors and costs associated with the acquisition of Advance Medical.

General and Administrative Expenses. General and administrative expenses were $38.5 million for the quarter ended June 30, 2019 compared to $26.1 million for the quarter ended June 30, 2018, an increase of $12.4 million, or 47%. This increase was driven primarily by an increase in employee-related expenses of approximately $13.2 million resulting from growth in total employee headcount to 2,256 at June 30, 2019 as compared to 1,201 employees at June 30, 2018 primarily from the impact of the Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $0.8 million for the quarter ended June 30, 2019 as compared to June 30, 2018. General and administrative expenses were $74.5 million for the six months ended June 30, 2019 compared to $50.1 million for the quarter ended June 30, 2018, an increase of $24.4 million, or 49%. This increase was driven primarily by an increase in employee-related expenses of approximately $17.5 million resulting from growth in total employee headcount to 2,256 at June 30, 2019 as compared to 1,201 employees at June 30, 2018 primarily from the impact of the Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $6.9 million for the six months ended June 30, 2019 as compared to June 30, 2018, to support the growth of our business.

Depreciation and Amortization. Depreciation and amortization was $9.8 million for the quarter ended June 30, 2019 compared to $8.1 million for the quarter ended June 30, 2018, an increase of $1.8 million, or 22%. Depreciation and amortization was $19.4 million for the six months ended June 30, 2019 compared to $16.3 million for the six months ended June 30, 2018, an increase of $3.1 million, or 19%. The increase in both periods was primarily due to the impact from acquisitions. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that increased from $305.7 million at June 30, 2018 to $315.4 million at June 30, 2019 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $22.6 million at June 30, 2018 to $23.7 million at June 30, 2019.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our Convertible Senior Notes, interest income from short-term investments in marketable securities as well as foreign exchange gain or loss. Interest expense, net was $7.2 million for the quarter ended June 30, compared to $6.9 million for the quarter ended June 30, 2018. Interest expense, net was $13.7 million for the six months ended June 30, 2019 compared to $11.8 million for the six months ended June 30, 2018. The increase in net interest expense in 2019 reflects costs associated with the Convertible Senior Notes issued in May 2018.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended
	June 30,
	2019	2018
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(1,743)	$(17,517)
Net cash provided by (used in) investing activities	2,272	(215,609)
Net cash provided by financing activities	15,900	296,814
Total	$16,429	$63,688

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

Our principal sources of liquidity are cash and cash equivalents totaling $440.4 million as of June 30, 2019, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $32.1 million as of June 30, 2019.

Cash Used in Operating Activities

For the six months ended June 30, 2019, cash used in operating activities was $1.7 million. The negative cash flows resulted primarily from our net loss of $59.5 million, adjusted for the effect of net changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $7.4 million and deferred income tax of $1.5 million, partially offset by depreciation and amortization of $22.5 million, allowance for doubtful accounts of $1.0 million, stock-based compensation of $30.9 million and accretion of interest of $12.3 million.

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

The decrease in cash used in operating activities for the six months ended June 30, 2019 compared to the prior year period was primarily the result of our ability to continue to increase our revenue dollars while gaining operating leverage on our cash related operating expenses.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $2.2 million for the six months ended June 30, 2019. Cash provided by investing activities consisted of maturities of short-term marketable securities of $22.7 million, net of sales, offset by the purchases of property and equipment totaling $1.3 million, investments in internally developed capitalized software of $3.0 million, investment in securities of $5.0 million and acquisition of businesses of $11.2 million.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $15.9 million. Cash provided by financing activities consisted of $15.7 million of proceeds from the exercise of employee stock options, $1.9 million of proceeds from employee stock purchase plan, $0.2 million of contingent consideration fair value adjustment, offset by payment of $1.9 million for tax withholding for options exercised.

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

Looking Forward

At June 30, 2019, the Company’s cash and short-term investments were $472.6 million. For the six months ended June 30, 2019, we have experienced positive Adjusted EBITDA and we anticipate positive Adjusted EBITDA results for 2019.

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

Indebtedness

We entered into a $10.0 million New Revolving Credit Facility in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. We have maintained the New Revolving Credit Facility and, there was no amount outstanding as of June 30, 2019 and December 31, 2018. The Company utilized $1.5 million and $2.2 million of letters of credit for facility security deposits and credit card at June 30, 2019 and December 31, 2018, respectively.

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

We were in compliance with all debt covenants at June 30, 2019 and December 31, 2018.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2019:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$40,218	$7,430	$12,011	$10,659	$10,118
Debt obligations under the Convertible Notes	562,500	—	$275,000	$—	$287,500
Interest associated with the Convertible Notes	48,115	12,203	$24,223	$7,906	$3,783
Total	$650,833	$19,633	$311,234	$18,565	$301,401

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of June 30, 2019. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business primarily within the United States and currently execute more than 80% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

No Client represented over 10% of revenues for the quarters and six months ended June 30, 2019 and 2018.

No Client represented over 10% of accounts receivable at June 30, 2019 and December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At June 30, 2019, the Company is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s officers and a former officer. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period March 3, 2016 through December 5, 2018. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of the Company’s previous Executive Officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. The Company believes that the claims against the Company and its officers are without merit, and the Company and its named officers intend to defend the Company vigorously, including filing a motion to dismiss the complaint.

In addition, on June 21, 2019, a stockholder derivative lawsuit (Kreutter v. Gorevic, et al.) was filed in the SDNY against certain current and former directors and officers of the Company. The derivative lawsuit alleges that the named directors and officers breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the purported securities class action complaint described above. The Company believes that the claims set forth in this stockholder derivative lawsuit are without merit.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1.A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the period ended June 30, 2019. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement, dated as of May 29, 2018, by and among Teladoc, Inc., Best Doctors International Insurance S.a.r.l. and the Sellers party thereto.	8-K	001-37477	2.1	6/4/18

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Fourth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/25/19

10.1	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.					*

21.1	Subsidiaries of the Registrant.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

						**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*     Filed herewith.

**   Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC HEALTH, INC.

Date: July 31, 2019	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: July 31, 2019	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer