Form 10-Q
period 2019-09-30
Teladoc Health, Inc.
filed 2019-10-30
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 24, 2019, the Registrant had 72,382,343 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2019

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$475,242	$423,989
Short-term investments	15,633	54,545
Accounts receivable, net of allowance of $3,287 and $3,382, respectively	53,669	43,571
Prepaid expenses and other current assets	13,416	10,631
Total current assets	557,960	532,736
Property and equipment, net	10,021	10,148
Goodwill	737,647	737,197
Intangible assets, net	228,838	247,394
Operating lease - right-of-use assets	27,596	—
Other assets	6,367	1,401
Total assets	$1,568,429	$1,528,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,068	$7,769
Accrued expenses and other current liabilities	53,822	26,801
Accrued compensation	25,312	27,869
Total current liabilities	85,202	62,439
Other liabilities	7,156	6,191
Operating lease liabilities, net of current portion	25,853	—
Deferred taxes	22,720	32,444
Convertible senior notes, net	433,760	414,683
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 72,356,849 shares and 70,516,249 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	72	70
Additional paid-in capital	1,510,205	1,434,780
Accumulated deficit	(488,481)	(408,661)
Accumulated other comprehensive loss	(28,058)	(13,070)
Total stockholders’ equity	993,738	1,013,119
Total liabilities and stockholders’ equity	$1,568,429	$1,528,876

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$137,969	$110,962	$396,818	$295,166
Expenses:
Cost of revenue	42,799	34,167	129,110	88,707
Operating expenses:
Advertising and marketing	31,321	21,668	84,341	61,554
Sales	16,120	16,303	48,164	44,645
Technology and development	15,746	13,577	48,398	40,829
Legal and regulatory	1,634	807	5,239	2,491
Acquisition and integration related costs	1,995	1,588	4,143	8,957
Gain on sale	—	(1,430)	—	(5,500)
General and administrative	38,681	30,314	113,212	80,455
Depreciation and amortization	9,617	9,746	29,065	26,045
Total expenses	157,913	126,740	461,672	348,183
Loss from operations	(19,944)	(15,778)	(64,854)	(53,017)
Interest expense, net	7,700	7,666	21,432	19,449
Net loss before taxes	(27,644)	(23,444)	(86,286)	(72,466)
Income tax benefit	(7,298)	(180)	(6,466)	(261)
Net loss	$(20,346)	$(23,264)	$(79,820)	$(72,205)

Net loss per share, basic and diluted	$(0.28)	$(0.34)	$(1.11)	$(1.12)

Weighted-average shares used to compute basic and diluted net loss per share	72,151,094	68,247,655	71,601,790	64,363,943

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(20,346)	$(23,264)	$(79,820)	$(72,205)
Other comprehensive loss, net of tax:
Net change in unrealized (loss) gains on available-for-sale securities	(23)	11	37	52
Cumulative translation adjustment	(15,493)	(1,840)	(15,025)	(8,498)
Other comprehensive loss, net of tax	(15,516)	(1,829)	(14,988)	(8,446)
Comprehensive loss	$(35,862)	$(25,093)	$(94,808)	$(80,651)

See accompanying notes to unaudited consolidated financial statements

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2018	70,516,249	$70	$1,434,780	$(408,661)	$(13,070)	$1,013,119
Exercise of stock options	564,102	1	8,853	—	—	8,854
Issuance of restricted stock units	383,060	—	—	—	—	—
Stock-based compensation	—	—	13,523	—	—	13,523
Other comprehensive loss, net of tax	—	—	—	—	(3,788)	(3,788)
Net loss	—	—	—	(30,150)	—	(30,150)
Balance as of March 31, 2019	71,463,411	71	1,457,156	(438,811)	(16,858)	1,001,558
Exercise of stock options	350,219	1	6,846	—	—	6,847
Issuance of restricted stock units	85,035	—	—	—	—	—
Issuance of stock under employee stock purchase plan	35,716	—	1,875	—	—	1,875
Stock-based compensation	—	—	17,368	—	—	17,368
Other comprehensive loss, net of tax	—	—	—	—	4,316	4,316
Net loss	—	—	—	(29,324)	—	(29,324)
Balance as of June 30, 2019	71,934,381	72	1,483,245	(468,135)	(12,542)	1,002,640
Exercise of stock options	356,691	—	9,119	—	—	9,119
Issuance of restricted stock units	65,622	—	—	—	—	—
Issuance of common stock for Convertible Notes	155	—	8	—	—	8
Stock-based compensation	—	—	17,833	—	—	17,833
Other comprehensive loss, net of tax	—	—	—	—	(15,516)	(15,516)
Net loss	—	—	—	(20,346)	—	(20,346)
Balance as of September 30, 2019	72,356,849	$72	$1,510,205	$(488,481)	$(28,058)	$993,738

Balance as of December 31, 2017	61,534,101	$61	$866,330	$(311,577)	$4,089	$558,903
Exercise of stock options	651,010	1	8,642	—	—	8,643
Issuance of restricted stock units	95,094	—	—	—	—	—
Stock-based compensation	—	—	7,832	—	—	7,832
Other comprehensive loss, net of tax	—	—	—	—	(648)	(648)
Net loss	—	—	—	(23,862)	—	(23,862)
Balance as of March 31, 2018	62,280,205	62	882,804	(335,439)	3,441	550,868
Exercise of stock options	527,799	—	7,122	—	—	7,122
Equity component of Convertible Senior Notes, net of issuance costs	—	—	91,392	—	—	91,392
Issuance of restricted stock units	69,938	—	—	—	—	—
Issuance of stock under employee stock purchase plan	56,453	—	1,423	—	—	1,423
Issuance of stock in acquisition	1,344,387	2	68,562	—	—	68,564
Stock-based compensation	—	—	11,059	—	—	11,059
Other comprehensive loss, net of tax	—	—	—	—	(5,969)	(5,969)
Net loss	—	—	—	(25,079)	—	(25,079)
Balance as of June 30, 2018	64,278,782	64	1,062,362	(360,518)	(2,528)	699,380
Exercise of stock options	643,310	1	10,432	—	—	10,433
Follow-On Offerings	5,000,000	5	330,851	—	—	330,856
Issuance of restricted stock units	112,759	—	—	—	—	—
Stock-based compensation	—	—	12,195	—	—	12,195
Other comprehensive loss, net of tax	—	—	—	—	(1,829)	(1,829)
Net loss	—	—	—	(23,264)	—	(23,264)
Balance as of September 30, 2018	70,034,851	$70	$1,415,840	$(383,782)	$(4,357)	$1,027,771

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net loss	$(79,820)	$(72,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,860	26,045
Allowance for doubtful accounts	1,717	1,535
Stock-based compensation	48,245	31,086
Deferred income taxes	(10,288)	(1,907)
Accretion of interest	19,422	13,593
Gain on sale	—	(5,500)
Changes in operating assets and liabilities:
Accounts receivable	(12,386)	(7,535)
Prepaid expenses and other current assets	(2,219)	(1,656)
Other assets	73	(327)
Accounts payable	(1,976)	(357)
Accrued expenses and other current liabilities	21,012	7,561
Accrued compensation	(1,813)	1,991
Operating lease liabilities	(1,481)	—
Other liabilities	(2,599)	340
Net cash provided by (used in) operating activities	11,747	(7,336)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(2,847)	(2,732)
Purchase of internal-use software	(4,658)	(2,758)
Purchase of marketable securities	—	(12,141)
Proceeds from marketable securities	39,165	79,470
Sale of assets	10	5,500
Investment in securities	(5,000)	—
Acquisition of business, net of cash acquired	(11,204)	(282,487)
Net cash provided by (used in) investing activities	15,466	(215,148)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	24,820	26,198
Proceeds from issuance of convertible notes	—	279,147
Proceeds from issuance of common stock	—	330,856
Proceeds from employee stock purchase plan	1,875	1,423
Cash (paid) received for withholding taxes on stock-based compensation, net	(1,642)	539
Net cash provided by financing activities	25,053	638,163
Net increase in cash and cash equivalents	52,266	415,679
Foreign exchange difference	(1,013)	(942)
Cash and cash equivalents at beginning of the period	423,989	42,817
Cash and cash equivalents at end of the period	$475,242	$457,554

Income taxes paid	$846	$238

Interest paid	$6,112	$4,125

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

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of results for the full 2019 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2018.

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

Total revenue and net (loss) income for the VIE were $17.2 million and $0.2 million, respectively, for the quarter ended September 30, 2019 and $11.6 million and $(4.5) million, respectively, for the quarter ended September 30, 2018. Total revenue and net (loss) income for the VIE were $55.7 million and $(0.1) million, respectively, for the nine months ended September 30, 2019 and $40.6 million and $(2.5) million, respectively, for the nine months ended September 30, 2018. The VIE’s total assets were $13.5 million and $9.8 million at September 30, 2019 and December 31, 2018, respectively. Total liabilities for the VIE were $48.1 million and $44.3 million at September 30, 2019 and December 31, 2018, respectively. The VIE’s total stockholders’ deficit was $34.6 million and $34.5 million at September 30, 2019 and December 31, 2018, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $27.4 million and $24.5 million for the quarters ended September 30, 2019 and 2018, respectively. Revenue earned by foreign operations outside of the United States were $78.7 million and $50.4 million for the nine months ended September 30, 2019 and 2018, respectively. Long-lived assets from foreign operations totaled $1.7 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively.

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

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. As part of its adoption, the Company underwent a process of assessing the lease population and determining the impact of the adoption of this standard which resulted in the recognition of operating lease liabilities of and right-of-use assets of approximately $33 million on the Company’s balance sheet relating to its leases on the consolidated financial statements. The Company determined the most significant impact was the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets and there was no impact on the consolidated statements of operations or consolidated statements of cash flows. See Note 7 “Leases”, for further information.

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

Note 3. Revenue

The Company generates virtual healthcare service revenue from contracts with clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s client contracts include a per-member-per-month subscription access fee as well as certain contracts that generate additional revenue on a per-telehealth visit basis for general medical, other specialty visits and expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. For the Company’s direct-to-consumer behavioral health product, members purchase access to the Company’s professional provider network for a subscription access fee. Accordingly, the Company generates subscription access revenue from subscription access fees and visit fee revenue for general medical, expert medical service and other specialty visits.

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

Subscription access revenue accounted for approximately 86% and 87% of our total revenue for the quarters ended September 30, 2019 and 2018, respectively. Subscription access revenue accounted for approximately 85% and 84% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Subscription Access Fees:
U.S.	$92,095	$72,521	$258,604	$198,607
International	27,030	24,040	77,716	49,480
Visit Fee Revenue:
U.S. Paid Visits	14,142	11,330	47,473	37,334
U.S. Visit Fee Only	4,307	2,509	11,974	8,758
International Paid Visits	395	562	1,051	987
Total Revenues	$137,969	$110,962	$396,818	$295,166

As of September 30, 2019, accounts receivable, net of allowance for doubtful accounts, were $53.7 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the client or member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $6.7 million and $4.0 million in the deferred revenue balance for the nine months ended September 30, 2019 and 2018, respectively, are primarily driven by Advance Medical and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligations associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $0.9 million and $0.6 million for the quarter ended September 30, 2019 and 2018, respectively. The Company issued refunds of approximately $2.1 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter and nine months ended September 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Note 4. Business Acquisitions

On April 30, 2019, the Company completed the acquisition of the Paris-based telemedicine provider MedecinDirect in which MedecinDirect became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $11.2 million with additional potential earnout consideration. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from the acquisition is not tax deductible.

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

Note 5. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
September 30, 2019
Client relationships	2 to 20 years	$233,993	$(53,826)	$180,167	13.2
Non-compete agreements	1.5 to 5 years	4,919	(4,119)	800	1.7
Trademarks	3 to 15 years	42,019	(6,365)	35,654	13.1
Patents	3 years	200	(189)	11	0.1
Internal-use software and other	3 to 5 years	32,182	(19,976)	12,206	2.2
Intangible assets, net		$313,313	$(84,475)	$228,838	12.6
December 31, 2018
Client relationships	2 to 20 years	$233,007	$(35,453)	$197,554	13.7
Non-compete agreements	1.5 to 5 years	4,992	(3,741)	1,251	2.4
Trademarks	3 to 15 years	41,815	(4,137)	37,678	13.9
Patents	3 years	200	(139)	61	0.9
Internal-use software	3 to 5 years	25,644	(14,794)	10,850	2.0
Intangible assets, net		$305,658	$(58,264)	$247,394	13.2

Amortization expense for intangible assets was $8.7 million and $8.9 million for the quarters ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $26.4 million and $22.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 6. Goodwill

Goodwill consists of the following (in thousands):

	As of September 30,	As of December 31,
	2019	2018
Beginning balance	$737,197	$498,520
Additions associated with acquisitions	10,604	250,120
Cumulative translation adjustment	(10,154)	(11,443)
Goodwill	$737,647	$737,197

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

	Quarters Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$2,206	$6,073
Variable lease cost	230	698
Total lease cost	$2,436	$6,771

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

Nine Months Ended
Consolidated Statements of Cash Flows	September 30, 2019
Operating cash flows used for operating leases	$5,981
Operating lease liabilities arising from obtaining right-of-use assets	$4,817

Other Information
Weighted-average remaining lease term	6.25 yrs
Weighted-average discount rate	6.50%

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of September 30, 2019, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

As of
Operating Leases:	September 30, 2019
2019	$6,943
2020	5,961
2021	5,768
2022	5,685
2023 and thereafter	13,579
Sub-total	37,936
Less: imputed interest	6,911
Minimum lease payments	$31,025

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2019	2018
Professional fees	$1,900	$1,264
Consulting fees/provider fees	6,650	6,569
Client performance guarantees	2,929	2,910
Legal fees	1,250	1,073
Interest payable	3,889	883
Income tax payable	4,513	2,610
Insurance	2,583	167
Lease abandonment obligation - current	101	53
Marketing	3,736	644
Operating lease liabilities - current	5,172	—
Earnout	663	—
Deferred revenue	14,358	7,650
Other	6,078	2,978
Total	$53,822	$26,801

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$475,242	$—	$—	$475,242
Short-term investments	$5,012	$10,621	$—	$15,633
Contingent liability	$—	$—	$3,967	$3,967

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$419,464	$4,525	$—	$423,989
Short-term investments	$—	$54,545	$—	$54,545

There were no transfers between fair value measurement levels during the quarter and nine months ended September 30, 2019 and 2018.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at date of acquisition	$3,586
Payments	—
Change in fair value	525
Currency translation adjustment	(144)
Fair value at September 30, 2019	$3,967

Note 10. Revolving Credit Facility

The Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”) in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. The Company has maintained the New Revolving Credit Facility and, there was no amount outstanding as of September 30, 2019 and December 31, 2018. The Company utilized $1.4 million of letters of credit for facility security deposits at September 30, 2019.

The Company was in compliance with all debt covenants at September 30, 2019 and December 31, 2018.

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

The 2025 Notes consist of the following (in thousands):

	As of September 30,	As of December 31,
Liability component	2019	2018
Principal	$287,500	$287,500
Less: Debt discount, net (1)	(84,237)	(92,913)
Net carrying amount	$203,263	$194,587
(1)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $427.1 million as of September 30, 2019. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2019, the remaining contractual life of the 2025 Notes is approximately 5.6 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contractual interest expense	$988	$996	$2,965	$1,581
Amortization of debt discount	2,949	2,593	8,677	4,086
Total	$3,937	$3,589	$11,642	$5,667
Effective interest rate of the liability component	7.9%	7.9%	7.9%	7.9%

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

The 2022 Notes consist of the following (in thousands):

	As of September 30,	As of December 31,
Liability component	2019	2018
Principal	$274,995	$275,000
Less: Debt discount, net (2)	(44,498)	(54,904)
Net carrying amount	$230,497	$220,096
(2)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $468.7 million as of September 30, 2019. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2019, the remaining contractual life of the 2022 Notes is approximately 3.2 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contractual interest expense	$2,062	$2,079	$6,187	$6,170
Amortization of debt discount	3,620	3,285	10,406	9,442
Total	$5,682	$5,364	$16,593	$15,612
Effective interest rate of the liability component	10.0%	10.0%	10.0%	10.0%

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

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 4,707,092 shares available for grant at September 30, 2019.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2018	6,947,797	$23.15	7.86	$186,770
Stock option grants	160,658	$62.55	—	$—
Stock options exercised	(1,271,012)	$19.53	—	$—
Stock options forfeited	(229,188)	$39.66	—	$—
Balance at September 30, 2019	5,608,255	$24.59	7.28	$237,859
Vested or expected to vest at September 30, 2019	5,608,255	$24.59	7.28	$237,859
Exercisable at September 30, 2019	3,160,119	$19.47	6.86	$152,573

The total grant-date fair value of stock options granted during the quarters ended September 30, 2019 and 2018 was $2.1 million and $2.3 million, respectively. The total grant-date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $4.7 million and $24.6 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2019	2018
Volatility	46.8% – 47.6%	43.5% – 46.1%
Expected life (in years)	5.3	6.0
Risk-free interest rate	1.35% - 2.55%	2.45% - 2.88%
Dividend yield	–	–
Weighted-average fair value of underlying stock options	$29.21	$19.54

For the quarter ended September 30, 2019 and 2018, the Company recorded compensation expense related to stock options granted of $4.6 million and $6.4 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense related to stock options granted of $15.3 million and $17.7 million, respectively.

As of September 30, 2019, the Company had $31.7 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

Activity under the RSU’s is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2018	1,409,448	$40.51
Granted	1,340,962	$65.58
Vested and issued	(533,717)	$39.69
Forfeited	(169,845)	$52.44
Balance at September 30, 2019	2,046,848	$55.88
Vested and unissued at September 30, 2019	13,755	$50.90
Non-vested at September 30, 2019	2,033,093	$55.88

The total grant-date fair value of RSU’s granted during the quarter ended September 30, 2019 and 2018 were $3.3 million and $2.7 million, respectively. The total grant-date fair value of RSU’s granted during the nine months ended September 30, 2019 and 2018 were $86.7 million and 52.8 million, respectively.

For the quarter ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the RSU’s of $12.5 million and $5.6 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the RSU’s of $32.2 million and $12.7 million, respectively.

As of September 30, 2019, the Company had $87.4 million in unrecognized compensation cost related to non-vested RSU’s, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 738,875 shares of common stock were reserved for issuance under this plan as of September 30, 2019. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the nine months ended September 30, 2019, the Company issued 35,716 shares under the ESPP. During 2018, the Company issued 85,218 shares under the ESPP. As of September 30, 2019, 490,431 shares remained available for issuance.

For the quarter ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $0.7 million and $0.7 million, respectively.

As of September 30, 2019, the Company had $0.1 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Administrative and marketing	$1,384	$579	$3,522	$1,551
Sales	2,732	2,065	7,390	5,641
Technology and development	1,594	1,588	5,633	4,466
General and administrative	11,644	7,963	31,700	19,428
Total stock-based compensation expense	$17,354	$12,195	$48,245	$31,086

Note 14. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter ended September 30, 2019, the Company recognized an income tax benefit of $8.1 million, primarily due to the anticipated intercompany transfer of a U.S. subsidiary from a foreign owned subsidiary to the U.S. parent. This transaction resulted in the partial release of the valuation allowance due to a reassessment of the realizability of deferred tax assets. This benefit was partially offset by tax expense related to certain United States income, as well as amortization of tax-deductible goodwill, net of the realization of its indefinite lived NOL. For the quarter ended September 30, 2018, the income tax benefit was recognized for the indefinite lived NOL that is forecasted for the 2018 calendar year which can be netted up to 80% of the deferred tax liability associated with the goodwill, offset by timing differences with respect to the treatment of the amortization of tax-deductible goodwill, as well as foreign related income. The income tax benefit for the nine months ended September 30, 2019 is primarily due to the partial release of the valuation allowance due to a reassessment of the realizability of deferred tax assets as discussed above. This benefit is partially offset by expense resulting from increases in income from Advance Medical entities, as compared to the nine months ended September 30, 2018, for which there are limited net operating losses to offset the increased income. A majority of the Company’s operations, and resulting deferred tax assets, were generated in the United States.

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

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 24% to $138.0 million for the quarter ended September 30, 2019, including $0.9 million from our MedecinDirect acquisition. We increased revenue 34% to $396.8 million for the nine months ended September 30, 2019, including $37.2 million from our Advance Medical and MedecinDirect acquisition.

For the quarter ended September 30, 2019, 86% and 14% of our revenue was derived from subscription access fees and visit fees, respectively and for the nine months ended September 30, 2019, 85% and 15% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended September 30, 2018, 87% and 13% of our revenue were derived from subscription access fees and visit fees, respectively and for the nine months ended September 30, 2018, 84% and 16% of our revenue were derived from subscription access fees and visit fees, respectively. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader U.S. healthcare system.

Membership and Visits

We completed approximately 2,899,000 telehealth visits in the first nine months of 2019 and approximately 2,640,000 telehealth visits for the full year of 2018. Paid Membership increased by approximately 12.2 million Members to 35.0 million from December 31, 2018 through September 30, 2019.

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

On April 30, 2019, the Company completed the acquisition of the Paris-based telemedicine provider MedecinDirect in which MedecinDirect became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $11.2 million with additional potential earnout consideration. On June 19, 2019, the Company made a $5.0 million minority investment in Vida Health which is accounted for under the cost method for investments.

On May 31, 2018, we completed our acquisition of Advance Medical for aggregate consideration of $351.7 million, which was comprised of 1,344,387 shares of our common stock valued at $68.6 million on May 31, 2018, and $283.1 million of net cash. Advance Medical is a leading global virtual healthcare provider offering a portfolio of virtual healthcare and expert medical service solutions.

Key Factors Affecting Our Performance

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee. Membership increased by approximately 12.2 million Members from December 31, 2018 through September 30, 2019.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for certain of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 45% or 287,000 to approximately 928,000 for the quarter ended September 30, 2019 compared to the same period in 2018. Visits increased by 63% or 1,119,000 to approximately 2,899,000 for the nine months ended September 30, 2019 compared to the same period in 2018, including 474,000 visits from Advance Medical.

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

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and nine months ended September 30, 2019 and 2018 and the dollar and percentage change between the respective periods:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019	2018			2019	2018
	$	$	Variance	%	$	$	Variance	%(a)
Revenue	$137,969	$110,962	$27,007	24%	$396,818	$295,166	$101,652	34%
Expenses:
Cost of revenue	42,799	34,167	8,632	25%	129,110	88,707	40,403	46%
Operating expenses:
Advertising and marketing	31,321	21,668	9,653	45%	84,341	61,554	22,787	37%
Sales	16,120	16,303	(183)	-1%	48,164	44,645	3,519	8%
Technology and development	15,746	13,577	2,169	16%	48,398	40,829	7,569	19%
Legal and regulatory	1,634	807	827	102%	5,239	2,491	2,748	110%
Acquisition and integration related costs	1,995	1,588	407	26%	4,143	8,957	(4,814)	-54%
Gain on sale	—	(1,430)	1,430	-100%	—	(5,500)	5,500	-100%
General and administrative	38,681	30,314	8,367	28%	113,212	80,455	32,757	41%
Depreciation and amortization	9,617	9,746	(129)	-1%	29,065	26,045	3,020	12%
Total expenses	157,913	126,740	31,173	25%	461,672	348,183	113,489	33%
Loss from operations	(19,944)	(15,778)	(4,166)	26%	(64,854)	(53,017)	(11,837)	22%
Interest expense, net	7,700	7,666	34	0%	21,432	19,449	1,983	10%
Net loss before taxes	(27,644)	(23,444)	(4,200)	18%	(86,286)	(72,466)	(13,820)	19%
Income tax benefit	(7,298)	(180)	(7,118)	N/M %	(6,466)	(261)	(6,205)	N/M %
Net loss	$(20,346)	$(23,264)	$2,918	-13%	$(79,820)	$(72,205)	$(7,615)	11%

N/M – Not meaningful

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the quarters and nine months ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(20,346)	$(23,264)	$(79,820)	$(72,205)
Add:
Interest expense, net	7,700	7,666	21,432	19,449
Income tax benefit	(7,298)	(180)	(6,466)	(261)
Depreciation expense	982	854	2,701	3,118
Amortization expense	8,635	8,892	26,364	22,927
EBITDA(1)	(10,327)	(6,032)	(35,789)	(26,972)
Stock-based compensation	17,354	12,195	48,245	31,086
Gain on sale	—	(1,430)	—	(5,500)
Acquisition and integration related costs	1,995	1,588	4,143	8,957
Adjusted EBITDA(1)	$9,022	$6,321	$16,599	$7,571
(1)	Non-GAAP Financial Measures:

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

EBITDA consists of net loss before interest, foreign exchange gain or loss, taxes, depreciation and amortization. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

Consolidated Results of Operations Discussion

We completed our acquisition of MedecinDirect on April 30, 2019 and Advance Medical on May 31, 2018. The results of operations of the aforementioned acquisitions have been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of each acquisition.

Revenue. Total revenue was $138.0 million for the quarter ended September 30, 2019, compared to $111.0 million during the quarter ended September 30, 2018, an increase of $27.0 million, or 24%, with organic growth reflecting a 24% increase. Total revenue was $396.8 million for the nine months ended September 30, 2019, compared to $295.2 million during the nine months ended September 30, 2018, an increase of $101.6 million, or 34%, with organic growth reflecting a 23% increase. The primary increase in revenue for the nine months ended 2019 was substantially driven by the acquisition of Advance Medical and MedecinDirect contributing $37.2 million for the nine months ended September 30, 2019, and an increase in new Clients and the number of new Members generating additional subscription access fees. Subscription access fee revenue increased to $119.1 million or 23% for the quarter ended September 30, 2019. Subscription access fee revenue increased to $336.3 million or 36% for the nine months ended September 30, 2019. The increase in subscription access fees was due to the addition of new Clients and direct-to-consumer members, as the number of paid Members increased by 28% from September 30, 2018 to September 30, 2019 as well as the aforementioned Advance Medical acquisition. Revenue from U.S. subscription access fees was $92.1 million for the quarter ended September 30, 2019 compared to $72.5 million for the quarter ended September 30, 2018 and was $258.6 million for the nine months ended September 30, 2019 compared to $198.6 million for the nine months ended September 30, 2018. We generated $27.0 million of international subscription access fees for the quarter ended September 30, 2019 and $24.1 million for the quarter ended September 30, 2018 and $77.7 million of international subscription access fees for the nine months ended September 30, 2019 and $49.5 million for the nine months ended September 30, 2018.

We completed approximately 928,000 visits, representing $18.8 million of visit fees for the quarter ended September 30, 2019, compared to approximately 641,000 visits, representing $14.4 million of visit fees during the quarter ended September 30, 2018, an increase of $4.4 million, or 31%. We completed approximately 2,899,000 visits, representing $60.5 million of visit fees for the nine months ended September 30, 2019, compared to approximately 1,780,000 visits, representing $47.1 million of visit fees during the nine months ended September 30, 2018, an increase of $13.4 million, or 29%.

Cost of Revenue. Cost of revenue was $42.8 million for the quarter ended September 30, 2019 compared to $34.2 million for the quarter ended September 30, 2018, an increase of $8.6 million, or 25%. The increase was primarily due to increased general medical visits resulting in increased provider fees, and physician network operation center costs. Cost of revenue was $129.1 million for the nine months ended September 30, 2019 compared to $88.7 million for the nine months ended September 30, 2018, an increase of $40.4 million, or 46%. The increase for the nine months periods was primarily due to $18.7 million in costs associated with Advance Medical services for the nine months ended

September 30, 2019 and increased general medical visits resulting in increased provider fees, and physician network operation center costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $31.3 million for the quarter ended September 30, 2019 compared to $21.7 million for the quarter ended September 30, 2018, an increase of $9.6 million, or 45%. This increase primarily consisted of increased digital advertising, member engagement and acquisition initiatives, sponsorship of professional organizations and trade shows of $8.0 million and increases in employee-related expenses and others of $1.6 million. Advertising and marketing expenses were $84.3 million for the nine months ended September 30, 2019 compared to $61.6 million for the nine months ended September 30, 2018, an increase of $22.7 million, or 37%. Including the impact from Advance Medical, this increase primarily consisted of increased digital advertising, member engagement and acquisition initiatives, sponsorship of professional organizations and trade shows of $18.0 million and increases in employee-related expenses and others of $4.7 million.

Sales Expenses. Sales expenses were $16.1 million for the quarter ended September 30, 2019 compared to $16.3 million for the quarter ended September 30, 2018, a decrease of $0.2 million, or 1%. This decrease primarily consisted of increased staffing and sales commissions of $0.2 million and a decrease to other sales expenses of $0.4 million. Sales expenses were $48.1 million for the nine months ended September 30, 2019 compared to $44.6 million for the nine months ended September 30, 2018, an increase of $3.5 million, or 8%. Including the impact from Advance Medical, this increase primarily consisted of increased staffing and sales commissions of $3.2 million and an increase to other sales expenses of $0.3 million.

Technology and Development Expenses. Technology and development expenses were $15.7 million for the quarter ended September 30, 2019 compared to $13.6 million for the quarter ended September 30, 2018, an increase of $2.1 million, or 16%. This increase resulted primarily from hiring additional personnel totaling $1.5 million and other expenses of $0.6 million. Technology and development expenses were $48.4 million for the nine months ended September 30, 2019 compared to $40.8 million for the nine months ended September 30, 2018, an increase of $7.6 million, or 19%. This increase resulted primarily from hiring additional personnel totaling $5.8 million and other expenses of $1.7 million.

Legal and Regulatory Expenses. Legal and regulatory expenses were $1.6 million for the quarter ended September 30, 2019 compared to $0.8 million for the quarter ended September 30, 2018, an increase of $0.8 million, or 102%. Legal and regulatory expenses were $5.2 million for the nine months ended September 30, 2019 compared to $2.5 million for the nine months ended September 30, 2018, an increase of $2.7 million, or 110%. The increase in 2019 in both periods resulted primarily from increased expenses to support litigation activities.

Acquisition and Integration Related Costs. Acquisition and integration related costs, incurred primarily in connection with the Advance Medical and Best Doctors integrations, were $2.0 million for the quarter ended September 30, 2019 compared to $1.6 million for the quarter ended September 30, 2018, an increase of $0.4 million, which primarily represents the costs associated with the acquisition and integration of Advance Medical. Acquisition and integration related costs, incurred primarily in connection with the Advance Medical and Best Doctors integrations, were $4.1 million for the nine months ended September 30, 2019 compared to $9.0 million for the nine months ended September 30, 2018, a decrease of $4.9 million, which primarily represents the costs associated with the abandonment of the corporate office lease of Best Doctors and costs associated with the acquisition of Advance Medical.

General and Administrative Expenses. General and administrative expenses were $38.9 million for the quarter ended September 30, 2019 compared to $30.3 million for the quarter ended September 30, 2018, an increase of $8.6 million, or 28%. This increase was driven primarily by an increase in employee-related expenses of approximately $9.7 million resulting from growth in total employee headcount to 2,386 at September 30, 2019 as compared to 2,032 employees at September 30, 2018 primarily from the impact of the Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, decreased by $1.1 million for the quarter ended September 30, 2019 as compared to September 30, 2018. General and administrative expenses were $113.4 million for the nine months ended September 30, 2019 compared to $80.5 million for the nine months ended September 30, 2018, an increase of $32.9 million, or 41%. This increase was driven primarily by an increase in employee-related expenses of approximately $27.1 million resulting from growth in total employee headcount to 2,386 at September 30, 2019 as compared to 2,032 employees at September 30, 2018 primarily from the impact of the Advance Medical acquisitions. Other expenses, which include office-related charges, professional fees and bank charges, increased by $5.8 million for the nine months ended June 30, 2019 as compared to September 30, 2018, to support the growth of our business.

Depreciation and Amortization. Depreciation and amortization was $9.6 million for the quarter ended September 30, 2019 compared to $9.7 million for the quarter ended September 30, 2018, a decrease of $0.1 million, or 1%. Depreciation and amortization was $29.0 million for the nine months ended September 30, 2019 compared to $26.0 million for the nine months ended September 30, 2018, an increase of $3.0 million, or 12%. The increase was primarily due to the impact from acquisitions. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that increased from $306.6 million at September 30, 2018 to $313.3 million at September 30, 2019 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $21.8 million at September 30, 2018 to $24.9 million at September 30, 2019.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our Convertible Senior Notes, interest income from short-term investments in marketable securities as well as foreign exchange gain or loss. Interest expense, net was $7.7 million for the quarter ended September 30, compared to $7.7 million for the quarter ended September 30, 2018. Interest expense, net was $21.4 million for the nine months ended September 30, 2019 compared to $19.4 million for the nine months ended September 30, 2018. The increase in net interest expense in 2019 reflects costs associated with the Convertible Senior Notes issued in May 2018.

Income tax benefit.   Income tax benefit was $7.3 million for the quarter ended September 30, 2019 compared to $0.2 million for the quarter ended September 20, 2018 and $6.5 million for the nine months ended September 30, 2019 compared to $0.3 million for the nine months ended September 30, 2018. The quarter and nine months ended September 30, 2019 reflects a $8.1 million income tax benefit associated with the anticipated intercompany transfer of a U.S. subsidiary from a foreign owned subsidiary to the U.S. parent.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended
	September 30,
	2019	2018
Consolidated Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$11,747	$(7,336)
Net cash provided by (used in) investing activities	15,466	(215,148)
Net cash provided by financing activities	25,053	638,163
Total	$52,266	$415,679

Historically, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings. For the nine months ended September 30, 2019, we have generated positive cash flows from operations.

On April 30, 2019, we completed the acquisition of MedecinDirect. The purchase price was $11.2 million cash with additional potential earnout consideration. We also made a $5.0 million minority investment in Vida Health on June 19, 2019.

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

Our principal sources of liquidity are cash and cash equivalents totaling $475.2 million as of September 30, 2019, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $15.6 million as of September 30, 2019.

Cash Provided by (Used in) Operating Activities

For the nine months ended September 30, 2019, cash provided by operating activities was $11.7 million. The positive cash flows resulted primarily from our net loss of $79.8 million, changes in deferred income tax of $10.3 million and adjusted for the effect of net changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $1.4 million. These are fully offset by depreciation and amortization of $33.8 million, allowance for doubtful accounts of $1.7 million, stock-based compensation of $48.3 million and accretion of interest of $19.4 million.

For the nine months ended September 30, 2018, cash used in operating activities was $7.3 million. The negative cash flows resulted primarily from our net loss of $72.2 million, adjusted for gain on sale of assets of $5.5 million, deferred income tax of $1.9 million, partially offset by depreciation and amortization of $26.0 million, allowance for doubtful accounts of $1.6 million, stock-based compensation of $31.1 million and accretion of interest of $13.6 million.

The increase in cash provided by operating activities for the nine months ended September 30, 2019 compared to the prior year period was primarily the result of our ability to continue to increase our revenue dollars while gaining operating leverage on our cash related operating expenses.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $15.5 million for the nine months ended September 30, 2019. Cash provided by investing activities consisted of maturities of short-term marketable securities of $39.2 million, net of sales, offset by the purchases of property and equipment totaling $2.8 million, investments in internally developed capitalized software of $4.7 million, investment in securities of $5.0 million and acquisition of businesses of $11.2 million.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $25.1 million. Cash provided by financing activities consisted of $24.8 million of proceeds from the exercise of employee stock options, $1.9 million of proceeds from employee stock purchase plan, offset by payment of $1.6 million for tax withholding for options exercised.

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

Looking Forward

At September 30, 2019, the Company’s cash and short-term investments were $490.9 million. For the nine months ended September 30, 2019, we have experienced positive Adjusted EBITDA and we anticipate positive Adjusted EBITDA results for 2019.

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

Indebtedness

We entered into a $10.0 million New Revolving Credit Facility in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. We have maintained the New Revolving Credit Facility and, there was no amount outstanding as of September 30, 2019 and December 31, 2018. The Company utilized $1.4 million and $2.2 million of letters of credit for facility security deposits and credit card at September 30, 2019 and December 31, 2018, respectively.

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

We were in compliance with all debt covenants at September 30, 2019 and December 31, 2018.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2019:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$37,936	$6,943	$11,728	$10,259	$9,006
Debt obligations under the Convertible Notes	562,495	—	274,995	—	287,500
Interest associated with the Convertible Notes	44,832	12,203	22,252	7,906	2,471
Total	$645,263	$19,146	$308,975	$18,165	$298,977

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of September 30, 2019. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

No Client represented over 10% of revenues for the quarters and nine months ended September 30, 2019 and 2018.

No Client represented over 10% of accounts receivable at September 30, 2019 and December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At September 30, 2019, the Company is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1.A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the period ended September 30, 2019. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the period ended September 30, 2019.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 5. Other Information

On October 29, 2019, the Company entered into an amendment to its employment agreement with Jason Gorevic, its Chief Executive Officer, and amendments to each of the executive severance agreements with its other executive officers. The amendments are included as exhibits to this Form 10-Q. In each case, the respective amendment: (i) expressly subjects the executive officer’s compensation to the Company’s Executive Compensation Recovery Policy; (ii) expands the set of circumstances that would constitute a termination for “Cause” (as defined in the amendment); (iii) makes certain conforming changes across the class of executive officers to the definition of resignation for “Good Reason” (as defined in the applicable amendment); and (iv) corrects certain typographical errors in the original agreement. Additionally, the amendments make certain conforming changes to the post-termination severance benefits applicable to the executive officers other than Jason Gorevic, David Sides and Mala Murthy.

Item 6. Exhibits

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Fourth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/25/19

10.1	Executive Severance Agreement, dated July 30, 2019, by and between Teladoc Health, Inc. and David Sides.					*

10.2	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Jason Gorevic.					*

10.3	Amendment No. 1 to Executive Severance Agreement, date October 29, 2019, by and between Teladoc Health, Inc. and Michelle Bucaria.					*

10.4	Amendment No. 1 to Executive Severance Agreement, date October 29, 2019, by and between Teladoc Health, Inc. and Lewis Levy.					*

10.5	Amendment No. 1 to Executive Severance Agreement, date October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.					*

10.6	Amendment No. 1 to Executive Severance Agreement, date October 29, 2019, by and between Teladoc Health, Inc. and David Sides.					*

10.7	Amendment No. 1 to Executive Severance Agreement, date October 29, 2019, by and between Teladoc Health, Inc. and Andrew Turitz.					*

10.8	Amendment No. 1 to Executive Severance Agreement, date October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.					*

10.9	Amendment No. 1 to Executive Severance Agreement, date October 29, 2019, by and between Teladoc Health, Inc. and Stephany Verstraete.					*

21.1	Subsidiaries of the Registrant.	10-Q	001-37477	21.1	7/31/19

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**   Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC HEALTH, INC.

Date: October 30, 2019	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: October 30, 2019	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer