Form 10-K
period 2019-12-31
Teladoc Health, Inc.
filed 2020-02-26
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

8i

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ⌧  No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ◻  No  ⌧

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

The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,607,261,555. The registrant has no non-voting stock outstanding.

As of February 20, 2020, there were 73,008,312 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2020 annual meeting of stockholders to be held on May 28, 2020 are incorporated by reference in response to Part III of this Report.

PART I

Item 1. Business

Overview

Teladoc Health, Inc. is the largest and most trusted global leader of comprehensive virtual healthcare services. We are forging a new healthcare experience with better convenience, outcomes and value. Our mission is to transform how people access healthcare, delivering an improved experience with better convenience, outcomes and value for individuals, providers and Clients. We provide virtual access to high-quality care and expertise, with a portfolio of services and solutions covering more than 450 medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions like cancer and congestive heart failure. By combining the latest in data and analytics with an award-winning user experience through a highly flexible technology platform, we completed approximately 4.1 million telehealth visits in 2019 for patients around the globe.

Over 36.7 million unique U.S. paid Members and 19.3 million visit fee only individuals have access to our high-quality healthcare and expertise. We deliver services in more than 175 countries around the world in more than 40 languages. We provide access to healthcare through our portfolio of consumer brands 24 hours a day, seven days a week and 365 days a year. Our solutions are delivered with an approximate median response time of less than ten minutes for 2019 in the U.S. for general medical inquiries from the time a Member requests a general medical telehealth visit to the time they consult with a Teladoc Health network provider.

Who We Serve

We currently provide virtual healthcare services on a business-to-business (B2B) basis to thousands of Clients spanning the global healthcare distribution landscape and provide services to consumers directly and through channel partners. In our behavioral health business, including our BetterHelp brand, we serve individuals in the direct-to-consumer (D2C) market and through business partnerships with other trusted brands. Teladoc Health employers, health plans, hospitals and health systems, and insurance and financial services companies (Clients) purchase our solutions to reduce their healthcare spending, or to provide market differentiating services as either part of, or a complement to, their core set of consumer service offerings, while at the same time, offering convenient, affordable, high-quality healthcare to their constituents.

We have over 50 health plan Clients, including some of the largest in the United States such as Aetna, Blue Shield of California, Blue Cross and Blue Shield of Alabama, Premera and United Healthcare. While health plans are Clients, they also serve as distribution channels to self-insured employers that contract with us through our relationships with the health plan. We work with more than 70 global insurance and financial services firms, such as AIG, AXA Global, Great West Life and MLC.

We serve more than 300 hospital and health system Clients, including prestigious organizations such as Jefferson Partners Healthcare.

Our employer Clients include over 40% of the Fortune 500 companies. The remainder of our Clients are from channel partners such as brokers, resellers and consultants who sell into a range of small, medium and large enterprises.

We formed an important D2C enterprise partnership with CVS to be their virtual care provider, a rollout that continued throughout 2019.

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

The Teladoc Health Brand Portfolio

Our consumer brands – Teladoc, Advance Medical, Best Doctors, BetterHelp and HealthiestYou - deliver access to advice and resolution to a broad array of healthcare needs, in intuitive, award-winning experiences designed to meet the expectations of today’s consumers, from children to the senior population. The most common way for individuals to request healthcare is by using a mobile device, reflecting the growing consumer adoption of mobile technology and applications in managing their health.

How We Generate Revenue

We primarily generate revenue on a contractually recurring, subscription access fee basis, typically on a per-Member-per-month (PMPM) basis, and in certain contracts, on a per subscriber basis. Our subscription access fees comprise the majority of our revenue and therefore provide us with significant revenue visibility. We also generate additional revenue on a per-visit basis through certain Clients with visit fee only (VFO) arrangements.

Subscription access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries or, as is the case with certain of our subscribers, fees are paid by our Members themselves. General medical and other specialty visit fees are paid by Clients and/or Members.

For certain Clients, we also earn visit fees or per-case fees in combination with subscription access fees. Subscription access fee services continue to be the most appealing to our Clients due to the proven effectiveness of our engagement science and surround sound strategies driving utilization of our services. In 2019, we continued to experience strong demand for our subscription access fee services. For the year ended December 31, 2019, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively.

Global Market Opportunities

We believe that favorable macro trends, in combination with the expansion of our capabilities, present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that match consumer demand and physician supply at the time of need.

Barriers and inefficiencies in healthcare systems around the world present market participants with major global challenges such as:

(i)	consumers lack sufficient access to high-quality, cost-effective healthcare at appropriate sites of care, while bearing an increasing share of costs;
(ii)	employers and health plans lack effective solutions that reduce costs while enhancing healthcare access for beneficiaries;
(iii)	health systems lack effective solutions to manage supply/demand gaps driven by physician demographics, burn out and aging baby boomers; and
(iv)	providers lack flexibility to increase productivity by delivering healthcare on their own terms.

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

Our proprietary platform enables patients and our providers (Providers) to have an integrated, smart user experience, through mobile, web, and phone based accessed points. Our virtual health assistant leverages natural language processing, patient and group specific information, clinical guidelines, and learning algorithms to make finding the right virtual health service even easier for our Members at their moment of need. We have seen increasing adoption of multiple products by our Clients. Our analytics driven member engagement capabilities deliver industry leading utilization and return on investment for our Clients.

Global Footprint Spanning Clients, Medical Operations and Members

We have a successful track record of acquiring and integrating companies with common purpose, complementary capabilities and access to new markets. We believe we have the only global footprint spanning a diverse set of client channels, medical operations and Members. Combining our suite of international clinical capabilities with our technology and operational scale uniquely equips us to meet the needs of U.S. multinational employers that serve more than one third of their employees who live abroad.

We have 17 offices globally servicing patients from more than 175 countries and can deliver care in more than 40 languages.

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

We also are unique in our ability to successfully service our clients with Medicaid and Medicare Advantage populations, at scale. With a deep knowledge of CMS and DHS regulatory requirements, we have developed processes, capabilities, and assets that allow us to support the business needs of our clients and engage with these populations at large. In addition, our engagement approach is tailored to the differences and nuances of these two distinct consumer bases. Messaging and media mix are bespoke for these audiences, driving awareness and utilization of Teladoc Health benefits through channels and mediums most relevant to them, with messaging specifically crafted to address the distinct health needs and behaviors of these programs.

In addition to our proactive engagement techniques, we also provide our Clients with on-line access to our Teladoc Health Engagement Center for client specific, fully customized engagement collateral on a self-service basis. We believe that we are the only partner globally that provides our business-to-business-to-consumer Clients across all market channels with the breadth and dynamic customization of our proprietary online portal. The Teladoc Health Engagement Center has experienced strong Client adoption, with growth of more than 18% in 2019 compared to 2018.

Highly Scalable and Secure API-Driven Technology Platform

We are tackling access, cost and quality of healthcare challenges for our Clients through our core technology platform that dynamically and efficiently match our Member’s demand and our Provider’s availability real-time, asynchronously and in various modalities such as video, web, mobile and telephone.

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

Our core platform can provide the same level of Member support and response time for upwards of 50,000 visits per day versus our December 2019 rate of almost 10,000 visits per day, on average. Further, our platform has been built to accommodate the seamless and quick introduction of new services and products that we have introduced, such as behavioral health, dermatology, nutrition, expert medical opinions, global healthcare including our Canadian telehealth program, and other services that are currently in the development stages.

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

High-Quality Clinical Capabilities Tailored to Virtual Care

We deliver high-quality clinical care and advice in a virtual setting to our Members through the unique combination of our proprietary guidelines, breadth and depth of clinical quality data, analytics, oversight as well as through our in-house and third-party medical professionals (the Teladoc Health Medical Network).

The Medical Group is composed of staff clinicians, our telehealth provider network and our Global Expert Panel. Overseeing the Medical Group we have a Quality and Care and Patient Safety sub-committee of our Board of Directors, chaired by Senator Bill Frist, M.D. We also have a Medical Advisory Board with a global network.

With the Teladoc Health Telehealth Practice, we believe that by directly recruiting, credentialing, training and contracting with our Providers we have built our clinical capabilities in a manner that supports the operational complexity of and commitment to clinical quality required in delivery of care in a virtual setting. We provide expert medical services through a combination of our Teladoc Health Expert Panel, as well as in house health professionals. Our Global Expert Panel is composed of a network of over 50,000 clinicians around the world whose specialties span over 450 sub-specialties and are affiliated with some of the most prestigious medical facilities in the world.

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

We established the healthcare industry’s first Patient Safety Organization (PSO) dedicated to virtual care with the mission of conducting quality and safety initiatives with and on behalf of key healthcare stakeholders, including other PSOs, to improve the delivery of virtual care across the country. Named “The Institute for Patient Safety and Quality of Virtual Care,” this newly formed component entity of Teladoc Health is formally recognized by the Department of Health and Human Services (HHS) and listed and certified by the Agency for Healthcare Research and Quality (AHRQ).

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

In its annual survey, the National Business Group on Health asked 147 large employers representing 15 million lives for their perspectives on the rapidly-changing healthcare environment and the impact on healthcare costs, plan design trends, and employer initiatives. The survey indicates that employers expect healthcare costs to increase – an average of 5% in 2020 – continuing to outpace worker earnings and the Consumer Price Index. Top drivers include high-cost claimants, specialty pharmacy, and specific conditions such as musculoskeletal and cancer. Behavioral health costs, and notably, inappropriate and inefficient use of the healthcare system are other key factors.

The same study identified that the majority of employers’ report that their top new initiative for the year ahead is expanded implementation of virtual care. Teladoc Health’s portfolio of higher acuity offerings are well positioned to meet these needs.

As it relates to mental health – a costly medical issue affecting one in five American adults – the U.S. Department of Health and Human Services estimates that approximately 96.5 million Americans live in areas where there are shortages of mental health providers. In 2019 we commissioned IPSO MORI to perform an international study into workplace mental health, which showed that 82% of employees who have had a mental health diagnosis have kept their difficulties hidden from workplace management. Over half of employees (55%) agreed more should be done in their workplace to improve mental health, with more than a third (38%) saying they would be more productive at work if there was better mental health support. To improve access to high-quality behavioral healthcare and navigation, Teladoc

Health offers three care offerings to support the many different ways mental health challenges present themselves: for our B2B Clients, Behavioral Health Care provides access to ongoing treatment from licensed mental health professionals, Behavioral Health Navigator, available in multiple countries, enables high-touch review of diagnosis and treatment plans. We also offer D2C access to behavioral health professionals who treat conditions such as anxiety and depression through our Better Help offering.

We are able to offer solutions to our Members globally for a range of critical, life-threatening cases such as cancer, musculoskeletal conditions, inflammatory disorders, heart conditions, chronic pain, and many other chronic, complex, and critical medical issues. By bringing our global provider networks together under our Virtual Healthcare Delivery Platform, we believe we have created an unrivaled offering that will enable the continued expansion of our product portfolio and solve the biggest challenges of our Clients and Members.

We also continually explore ancillary opportunities to broaden our business. We believe our services have wide applicability across new use cases, including Virtual Primary Care, home care, post discharge, wellness/screening and new areas in chronic care. During 2019 we undertook a partnership with Vida, a leader in digital chronic condition management solutions for employers and health plans. Vida incorporates personalized digital therapeutic programs combined with health coaching and therapy to support individuals in managing and reversing conditions such as pre-diabetes, diabetes, hypertension, and obesity, and numerous others. Our partnership will deliver on more integrated, clinically robust solutions that benefit Teladoc Health’s customers and members. We will continue to respond quickly to evolving market needs with innovative solutions, including mobile applications, nutrition and wellness, biometric devices and at-home testing.

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

Our mobile app is foundational for Teladoc Health as we have redefined virtual healthcare delivery and are providing our Members with a better way to navigate their individual care. Our Members benefit from a single, patient-centered point of access to our Virtual Healthcare Delivery Platform. As we expand the range of products and services available to our Members, we are investing in a seamless, relevant, and personalized mobile experience that provides smart guidance for our Members. For example, our Health Assistant enables Members to express their healthcare need through a user-friendly, AI-supported and guided interface. Members are then presented with the optimal product or pathway to meet their need.

Our industry leading user interface capabilities and expertise enable unique types of partnerships where our capabilities are delivered to our partners with their brands, logos, and workflows on mobile and web platforms. Examples of these partnerships include CVS/Minute Clinic and United Healthcare, our single largest client deployment in Teladoc Health’s history. These integrated member experience solutions drive higher member engagement, convenience and utilization.

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

Expand Penetration Amongst Existing Clients

We believe that we offer a highly differentiated suite of solutions for a broad range of market channels, spanning the spectrum of traditional healthcare system participants such as employers, health plans and health systems as well as global financial services businesses and other organizations that have extended their investment in our industry. We plan to execute this strategy by further penetrating existing relationships. Within existing accounts, we believe our current Membership represents only a fraction of the potential Members available to us. Our existing health plan Clients and self-insured Clients associated with these health plans currently purchase our solution for only a small percentage of their beneficiaries in the aggregate, and we estimate this provides us the opportunity to grow our Membership base by more than 75 million individuals in the United States by expanding our penetration within our existing Clients alone.

Within the health plan market, a key area for growth is in increasing penetration within Government sponsored programs, such as Medicaid, Medicare Advantage, and Exchange populations. Virtual healthcare is well positioned to address the cost and access challenges in many of these markets, and we expect Medicare Advantage plans to accelerate the adoption of virtual healthcare with the expansion of telehealth coverage in the 2020 plan year under the Bipartisan Budget Act of 2018.

A key focus for us is to offer our full suite of services to all of our new and existing Clients across all channels. As a result, we are continuing to invest in new marketing technologies and support staff to aid our sales force to expand existing Client relationships, support new service implementations and generate lead for potential new Clients.

Leverage Existing Distribution Channels and Expand Penetration of Global Markets

We have developed a highly effective and efficient global distribution network. Our international operations are headquartered in Barcelona, Spain with satellite locations in countries covering Europe, South America and Asia. With these locations, we are able to provide 24x7 international services to our Members worldwide, ensuring that they are conveniently helped by our physicians from whatever country where they are located. When medically necessary, our doctors can help Members navigate the local health systems to obtain the best healthcare for their situation.

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

We expanded our international presence through the acquisition of Advance Medical in 2018, building on our acquisition of Best Doctors in 2017. This international Client base, largely comprised of global financial services companies, provides fertile ground for expansion of our product portfolio through existing partners in attractive markets where our infrastructure is already in place. During 2019 we launched our Teladoc telehealth offering in Canada, bringing Teladoc’s market leading telehealth platform, operational expertise, clinical quality, and engagement capabilities to a fertile and sizable market for virtual care growth.

The company’s global expansion is supported by our technology’s localization components that service a global provider network, route visits based on mobile device location information, support real time context switching among multiple languages, interface with electronic prescribing networks around the world, and leverage local reference data standards.

Expand Through Focused Investments and Acquisitions

We plan to continue to support our overall strategy and market leadership with selective investments and acquisitions. To date, we have completed multiple acquisitions that have expanded our distribution capabilities, broadened our service offering, and created a broad global footprint. Our acquisition strategy is centered on acquiring products, capabilities, clinical specialties, technologies and distribution channels that are highly scalable and rapidly growing. We have also established a track record of integrating these acquisitions to deliver incremental value to our Clients and Members. For example, in 2019 we began offering to U.S. clients our new Teladoc Medical Experts service, which was commercialized from our acquisition of Best Doctors and Advance Medical. In 2019 we acquired Medicin Direct, a leading telehealth player in France. This acquisition combines the breadth of virtual care services of Teladoc Health with the strong, established local medical operations of MedecinDirect, enabling us to capitalize on positive market conditions and bring the benefits of virtual care to more individuals across France. In 2019 we also made a strategic investment in Vida Health, a personalized virtual care platform for physical and behavioral health. Our investment in Vida Health enables us to offer targeted virtual solutions to people with multiple chronic conditions.

In January 2020 we announced a definitive agreement to acquire InTouch, Technologies, Inc., the leading provider of enterprise solutions for hospitals and health systems. The transaction is anticipated to close by the end of the second quarter of 2020. We will continue to evaluate and pursue acquisition opportunities that are complementary to our business and virtual healthcare strategy.

Technology and Operations

Our core integrated technology platform supports rapid and efficient access to, and evaluation of, information from a variety of healthcare network participants. It has a user-friendly interface designed to empower Members and dependents to remotely access healthcare whenever and wherever an individual chooses (via mobile devices, the Internet, video and phone).

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

The Teladoc Health telehealth provider network leverages our core technology platform for managing custom visit queues that automatically and instantly route requested visits to the appropriate Providers based upon proprietary algorithms. Providers use our Internet based application or iOS app for viewing their visit queue, scheduling visits and following the proprietary Teladoc Health workflow for reviewing Members’ medical history and symptoms, documenting the completed visits, e Prescribing, if appropriate, and sending applicable medical content with follow up instructions to the Member via a secure message center.

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

Additionally, our platform’s external connectivity and easy integration with EMR and outside systems extends its functionality and customer features, which include:

●	Member real-time eligibility and financial liability;

●	clinical alerts, including gaps in care integration;

●	partner integration and operability;

●	clinical data exchange (including, biometrics and visit information); and

●	a fully functional RESTful API.

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

The majority of our application platform technology is cloud based, leveraging scalable and redundant solutions from AWS and Microsoft Azure to ensure high performance and high availability. Due to the sensitive nature of our Members’ and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated department of security engineers and analysts. We have implemented telehealth industry standard processes, policies and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing in order to reduce the risk of vulnerabilities in our system. In addition, our enterprise security program is periodically evaluated by expert third parties to ensure we are meeting or exceeding standards, best practices, and regulatory requirements. One example of such an independent third party certification that we have achieved is HITRUST CSF.

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

The internal operations centers operate on a hosted virtual call center platform providing intelligent call routing across the centers for inbound and outbound member and client services in an enterprise 24x7x365. Through the platform, the centers operate together providing better time zone coverage, resource optimization, and disaster recovery roll-over.

Sales and Marketing

We sell our services principally through our direct sales organization. Our direct sales team is comprised of enterprise-focused field sales professionals who are organized by geography and account size. Our field professionals are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations and health plan and hospital partners.

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

Clients and Members

Our Clients consist of (i) employers, including over 40% of Fortune 500 companies, (ii) health plans and (iii) health systems and other entities. As of December 31, 2019, we have over thousands of Clients and our services reached over 36.7 million Members. The following is a selection of our Clients:

●	employers, such as Accenture, Bank of America, General Mills, and T-Mobile;

●	health plans, such as Aetna, Blue Cross and Blue Shield of Alabama, Blue Shield of California, CareFirst of Maryland, Inc., Highmark Inc., Premera, and United Healthcare; and

●	health systems, such as Jefferson Health, Mass General Brigham, Orlando Health and Adventist Health.

Within existing accounts, we believe our current Membership represents only a fraction of the potential Members available to us. For example, our existing health plan Clients and self-insured Clients associated with these health plans currently purchase our solution for only a small percentage of their beneficiaries in aggregate, reflecting a significant opportunity for Membership growth. We believe there are in approximately 75 million potential Members within these existing Clients alone.

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new services, technologies, features and functionality. Our product development team is responsible for the design, development, testing and certification of our solution. In addition, we utilize certain third-party development services to perform application development and design services. We focus our efforts on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market telehealth technology (devices and systems) or (ii) provide telehealth, such as the delivery of on-demand access to healthcare. In the provision of telehealth, competition focuses on, among other factors, experience in operation, customer service, quality of technology and know-how and reputation. Competitors in the telehealth and expert medical services market include MDLive, Inc., Doctors on Demand, Inc., American Well Corporation and Grand Rounds, Inc., among other small industry participants.

Teladoc Health Medical Group, P.A.

We contract for the services of our telehealth provider network through a services agreement with Teladoc Health Medical Group, P.A.,formerly Teladoc Physicians, P.A.. Under the services agreement, we have agreed to serve, on an exclusive basis, as manager and administrator of Teladoc Health Medical Group, P.A.’s non-medical functions and services related to the provision of the telehealth services by providers employed by or under contract with Teladoc Health Medical Group, PA.. The non-medical functions and services we provide under the services agreement primarily include member management services, such as maintaining network operations centers for our Members to request a visit with Teladoc Health Medical Group, P.A.’s providers, member billing and collection administration, and maintenance and storage of member medical records. Teladoc Health Medical Group, P.A. has agreed to provide our Members, through its providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The services agreement also requires Teladoc Health Medical Group, P.A. to maintain the state licensure and other credentialing requirements of its providers. Under the services agreement, Teladoc Health Medical Group, P.A. currently pays us an access fee of $65,000 per month for network operations center and medical records maintenance, a fixed fee of approximately $353,000 and $778,000, respectively per month for our provision of management and administrative services and marketing expense and a license fee of $10,000 per month for the non-exclusive use of the Teladoc Health trade name. The services agreement has a 20-year term and expires in February 2025 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non-terminating party, a material breach of the services agreement by the non-terminating party or a governmental or judicial termination order related to the services agreement. The Teladoc Health Medical Group, P.A. is considered a variable interest entity and its financial results are included in Teladoc Health’s consolidated financial statements.

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

OTHER INFORMATION

Employees

As of December 31, 2019, we had over 2,400 employees focused on our mission of transforming the way healthcare is delivered around the world. Our dedicated employees are guided by our corporate values and driven by a passion to help people. The breadth, depth and diversity of our employee base are key differentiators for us.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States and around the world. We also have trademark applications pending to register marks in the United States and internationally. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. Other than the trademarks Teladoc Health (and design), Best Doctors (and design) and Advance Medical (and design), we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. We require our employees, consultants and certain of our contractors to execute confidentiality and proprietary rights agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

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

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York against us and certain of our officers and a former officer. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of our common stock during the period March 3, 2016 through December 5,

2018. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of our previous executive officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. We believe that the claims against us and our officers are without merit, and we and our named officers intend to defend ourselves vigorously, including filing a motion to dismiss the complaint, which motion was filed on September 13, 2019.

In addition, on June 21, 2019, a stockholder derivative lawsuit (Kreutter v. Gorevic, et al.) was filed in the SDNY against certain of our current and former directors and officers. The derivative lawsuit alleges that the named directors and officers breached their fiduciary duties to us in connection with factual assertions substantially similar to those in the purported securities class action complaint described above. We believe that the claims set forth in this stockholder derivative lawsuit are without merit.

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

Seasonality

We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, a concentration of our new Client contracts have an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally, as a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

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

Some of these actions have resulted in litigation and the suspension or modification of our telehealth operations in certain states. With respect to expert medical services, we believe we are correct in the view that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, and (in the case of non-U.S. jurisdictions) the relevant regulatory and legal authorities, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

In our U.S. telehealth business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our physicians providing telehealth violate laws prohibiting the corporate practice of medicine. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a physician’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in at least 42 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for provider services through a services agreement with Teladoc Health Medical Group, P.A., which is a 100% physician-owned independent entity that has agreements with several professional corporations, to contract with physicians and professional corporations that contract with physicians for the clinical and professional services provided to our Members. We do not own Teladoc Health Medical Group, P.A. or the professional corporations with which it contracts. Teladoc Health Medical Group, P.A. is owned by Dr. Kyon Hood, one of our providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with Teladoc Health Medical Group, P.A., or among Teladoc Health Medical Group, P.A. and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our Members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with Teladoc Health Medical Group, P.A. could have a material adverse effect on our business, financial condition and results of operations.

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

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and Clients, our marketing activities and other aspects of our operations. Of particular importance are:

●	the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

●	the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or

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

●	the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

●	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

●	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;

●	state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

●	laws that regulate debt collection practices as applied to our debt collection practices;

●	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

●	federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $11,463 to $22,927 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

Our international business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. We have 17 offices globally and Clients across more than 175 countries worldwide. We earned approximately 20% of revenue internationally in 2019. Our international operations following are subject to particular risks in addition to those faced by our domestic operations, including:

●	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

●	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;

●	requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;

●	data privacy laws that require that client data be stored and processed in a designated territory;

●	new and different sources of competition and laws and business practices favoring local competitors;

●	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

●	changes to economic sanctions laws and regulations;

●	central bank and other restrictions on our ability to repatriate cash from international subsidiaries;

●	adverse tax consequences;

●	fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make our solutions more expensive or increase our costs of doing business in certain countries;

●	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

●	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

●	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting burdens and complexities;

●	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and

●	political unrest, war, terrorism or regional natural disasters, particularly in areas in which we have facilities.

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

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, as of May 25, 2018, the General Data Protection Regulation (“GDPR”) replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and could harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by GDPR we may be required to put in place additional mechanisms ensuring compliance. In addition, privacy laws are developing quickly in other jurisdictions where we operate, which impose similar accountability, transparency and security obligations. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $98.9 million, $97.1 million and $106.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of

December 31, 2019, we had an accumulated deficit of $507.5 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our Client, Member and provider bases, broaden the scope of services we offer and expand our applications of technology through which Members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the year ended December 31, 2019, 2018 and 2017, no Client represented more than 10% of our total revenue. For the years ended December 31, 2019, 2018 and 2017, our top ten Clients by revenue accounted for 13.3%, 13.0% and 16.0% of our total revenue, respectively. We also rely on our reputation and recommendations from key Clients in order to promote our solution to potential new Clients. The loss of any of our key Clients, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new Clients. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and Members.

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

Under most of our client contracts, we base our fees on the number of individuals to whom our Clients provide benefits and the number of applications or services subscribed to by our Clients. Many factors may lead to a decrease in the number of individuals covered by our Clients and the number of applications or services subscribed to by our Clients, including, but not limited to, the following:

●	failure of our Clients to adopt or maintain effective business practices;

●	changes in the nature or operations of our Clients;

●	government regulations; and

●	increased competition or other changes in the benefits marketplace.

If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, for any reason, our revenue will likely decrease.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, health savings account, and other benefits platforms to deliver our solution to their consumers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our applications or increased revenue.

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

Our business entails the risk of medical liability claims against both our providers and us. Although we and Teladoc Health Medical Group, P.A. carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and Teladoc Health Medical Group, P.A.’s insurance coverage. Teladoc Health Medical Group, P.A. carries professional liability insurance for itself and each of its healthcare professionals (our providers), and we separately carry a general insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

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

A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may render our telehealth solution obsolete or require us to expend significant resources in order to remain competitive.

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

For example, we currently derive the majority of our revenue from sales to Clients that purchase healthcare for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solution depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies or to individuals or government agencies. In such a case, our results of operations would be adversely affected.

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

To date, we have derived a substantial majority of our revenue from sales of our primary care telehealth and expert medical service, and our longer-term results of operations and continued growth will depend on our ability successfully to develop and market new applications and services that our Clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high-quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and Members do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose Clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients, appropriately timed with market opportunity or effectively brought to market.

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

We serve all of our Clients and Members leveraging a multi cloud architecture using three vendors: AWS, Microsoft Azure, and Salesforce Force.com. This architecture provides redundancy and cost savings, and reduces our reliance on one single vendor. The actual instances are geographically diverse to insulate our applications from local failures, and have an additional layer of redundancy provided by company managed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their Clients, including us, could adversely affect the experience of our Clients and Members. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our cloud or data centers vendors are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such cloud systems or data centers and systems to fail. Any changes in third-party service levels at our cloud vendors or data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our Clients and Members’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to Clients for prepaid and unused subscriptions, subject us to potential liability or adversely affect client renewal rates.

In addition, our ability to deliver our Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with Clients and Members. To operate without interruption, both we and our service providers must guard against:

●	damage from fire, power loss, natural disasters and other force majeure events outside our control;

●	communications failures;

●	software and hardware errors, failures and crashes;

●	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and

●	other potential interruptions.

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Dell Computer, Microsoft, Apple and Redhat Corporation, and routers and network equipment from Cisco and Hewlett-Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

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

In addition, in most instances, we have agreed to indemnify our Clients against certain third-party claims, which may include claims that our solution infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our Clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●	cease offering or using technologies that incorporate the challenged intellectual property;

●	make substantial payments for legal fees, settlement payments or other costs or damages;

●	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

●	redesign technology to avoid infringement.

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

The laws of many states, including states in which our Clients are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with a professional association, Teladoc Health Medical Group, P.A., which enters into contracts with our providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Clients to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate Clients located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and results of operations.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2019, we have approximately $609.7 million of federal net operating loss carryforwards, $326.7 million of state net operating loss carryforwards, and $39.3 million of foreign net operating loss carryforwards. The federal net operating loss carryforwards created subsequent to the year ended December 31, 2017 of $205.8 million carry forward indefinitely, while the remaining federal net operating loss carryforwards of $404.0 million begin to expire in 2020. The state net operating loss carryforwards began to expire in 2019, and the foreign net operating loss carryforwards begin to expire in 2021. As of December 31, 2019, the Company has approximately $5.9 million of foreign tax credits, which begin to expire in 2020. Our ability to utilize NOLs may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs that are not more likely than not expected to be utilized.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2019, 2018 and 2017, our net cash provided by (used in) operating activities was $29.9 million, $(4.9) million and $(34.4) million respectively. As of December 31, 2019, we had $514.4 million of cash and cash equivalents and $2.7 million of short-term investments, which are held for working capital purposes. As of December 31, 2019, we had outstanding $287.5 million of 1.375% convertible senior notes due 2025 (the “2025 Notes”), $275 million of 3% convertible senior notes due 2022 (the “2022 Notes” and, together with the 2025 Notes, the “Notes”) and the ability to borrow up to an additional $10.0 million under our revolving credit facility (the “Revolving Credit Facility”).

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

We also send short message service, or SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

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

Our quarterly results of operations, including our revenue, gross profit, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

●	the addition or loss of large Clients, including through acquisitions or consolidations of such Clients;

●	seasonal and other variations in the timing of the sales of our services, as a significantly higher proportion of our Clients enter into new subscription contracts with us or renew their existing contracts in the third and fourth quarters of the year compared to the first and second quarters;

●	seasonal and other variations in the timing of the sales of our services, as a significantly higher proportion of our Members use our services during peak cold and flu season months;

●	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our Members;

●	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, Clients or strategic partners;

●	Client renewal rates and the timing and terms of Client renewals;

●	the mix of applications and services sold during a period; and

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from over 2,200 employees at December 31, 2018 to over 2,400 employees at December 31, 2019. We have also increased our client and Membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

Factors that may affect our ability to sell additional applications and services include, but are not limited to, the following:

●	the price, performance and functionality of our solution;

●	the availability, price, performance and functionality of competing solutions;

●	our ability to develop and sell complementary applications and services;

●	the stability, performance and security of our hosting infrastructure and hosting services;

●	changes in healthcare laws, regulations or trends; and

●	the business environment of our Clients and, in particular, headcount reductions by our Clients.

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include MDLive, Inc., American Well Corporation, and Grand Rounds, Inc. among other smaller industry participants. In addition, large, well-financed health plans have in some cases developed their own telehealth or expert medical service tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the Clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and Clients as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the Members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace Members of our board of directors. Among other things, these provisions include those establishing:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders be called only by the chairman of our board of directors, the chief executive officer, the president or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

We lease approximately 21,000 square feet of office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2028. In 2016, we executed a lease for approximately 19,000 square feet of office space in Phoenix, Arizona for one of our provider network operations centers. The lease has a seven-year initial term and provides for a five-year extension. In 2015 we executed a lease for approximately 70,000 square feet of office space in Lewisville, Texas for our provider network operations center and administrative purposes. The lease has a ten-year initial term and provides for two five-year extensions. We lease approximately 50,000 square feet of office space in Quincy, Massachusetts primarily for another one of our provider network operations centers. The lease expires in August 2027. For our foreign operations, we have a lease in Barcelona, Spain for approximately 30,000 square feet that expires in August 2024 and Toronto, Canada for approximately 9,000 square feet that expires in December 2020. We also lease additional facilities elsewhere in the United States and other foreign locations. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 19, “Legal Matters”, to our audited consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock may result from, among other things:

●	quarter-to-quarter variations in operating results;

●	operating results being different from our previously announced guidance or from analysts’ estimates or opinions;

●	changes in analysts’ or financial commentators’ earnings estimates, ratings or opinions;

●	changes in financial guidance or other forward-looking information;

●	new products, services or pricing policies introduced by us or our competitors;

●	acquisitions by us or our competitors;

●	developments in existing customer relationships;

●	actual or perceived changes in our business strategy;

●	developments in new or pending litigation and claims;

●	sales of large amounts of our Common Stock or other capital raising activities;

●	changes in general business or regulatory conditions affecting the healthcare, information technology or Internet industries;

●	changes in litigation matters

●	changes in general economic conditions; and

●	fluctuations in the securities markets in general.

In addition, the market prices of our Common Stock and of the stock of other healthcare technology companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 12, 2020, there were 82 shareholders of record of our Common Stock.

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

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report. We acquired MedecinDirect on April, 30, 2019, Advance Medical on May 31, 2018, Best Doctors on July 14, 2017, HY Holdings, Inc. d/b/a HealthiestYou Corporation on July 1, 2016, Stat Health Services Inc. on June 17, 2015 and Compile, Inc. d/b/a BetterHelp on January 23, 2015. The results of the acquisitions were integrated within our existing business on the respective acquisition dates.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data (in thousands):
Revenue	$553,307	$417,907	$233,279	$123,157	$77,384
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	184,465	128,735	61,623	31,971	21,041
Operating expenses:
Advertising and marketing	109,697	85,109	57,663	34,720	20,236
Sales	64,915	59,154	37,984	26,243	17,976
Technology and development	64,644	54,373	34,459	21,815	14,210
Legal and regulatory	6,762	3,981	4,871	7,275	11,311
Acquisition and integration related costs	6,620	10,391	13,196	6,959	551
Gain on sale	0	(5,500)	0	0	0
General and administrative	157,694	116,916	79,781	48,568	42,981
Depreciation and amortization	38,952	35,602	19,095	8,270	4,863
Total expenses	633,749	488,761	308,673	185,821	133,169
Loss from operations	(80,442)	(70,854)	(75,394)	(62,664)	(55,785)
Amortization of warrants and loss on extinguishment of debt	0	0	14,122	8,454	0
Interest expense, net	29,013	26,112	17,491	2,588	2,199
Net loss before taxes	(109,455)	(96,966)	(107,007)	(73,706)	(57,984)
Income tax (benefit) provision	(10,591)	118	(225)	510	36

Net loss	$(98,864)	$(97,084)	$(106,782)	$(74,216)	$(58,020)
Net loss per share, basic and diluted	$(1.38)	$(1.47)	$(1.93)	$(1.75)	$(2.91)
Weighted-average shares used to compute basic and diluted net loss per share	71,844,535	65,844,908	55,427,460	42,330,908	19,917,348

Amounts may not add due to rounding.

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$517,064	$478,534	$122,306	$65,808	$137,348
Working capital	497,821	470,297	115,909	61,644	133,592
Total assets	1,602,827	1,528,876	824,391	303,670	229,737
Stockholders’ equity	1,014,025	1,013,119	558,903	230,870	178,564

Amounts may not add due to rounding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many statements made in this Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward- looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Form 10-K Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to the following:

●	ongoing legal challenges to, or new state actions against, our business model;

●	our dependence on our relationships with affiliated professional entities;

●	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

●	our ability to operate in the heavily regulated healthcare industry;

●	our history of net losses and accumulated deficit;

●	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

●	risk of the loss of any of our significant Clients;

●	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

●	our ability to establish and maintain strategic relationships with third parties;

●	risk specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

●	our ability to recruit and retain a network of qualified Providers;

●	risk that the insurance we maintain may not fully cover all potential exposures;

●	rapid technological change in the telehealth market;

●	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and their impact on our financial condition and results of operations;

●	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

●	any statements of belief and any statements of assumptions underlying any of the foregoing;

●	other factors disclosed in this Form 10-K; and

●	other factors beyond our control.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

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

Teladoc Health solutions are transforming the access, cost and quality dynamics of healthcare delivery for all of our market participants.

Members rely on Teladoc Health to remotely access affordable, on-demand healthcare whenever and wherever they choose.

●	Employers, health plans and health systems or our Clients on behalf of their employees or beneficiaries as well as direct-to consumer individuals (D2C) purchase our solutions to reduce their healthcare spending and offer convenient, affordable, high-quality healthcare to their employees or beneficiaries.

●	Our network of physicians and other healthcare professionals, or our Providers have the ability to generate meaningful income and deliver their services more efficiently with no administrative burden.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 32% to $553.3 million in 2019, including an incremental $33.2 million from our Advance Medical and MedecinDirect acquisitions. In 2018, revenue increased 79% to $417.9 million from $233.3 million which included an incremental $45.1 million from our Advance Medical and Best Doctors acquisitions.

For the year ended December 31, 2019, 84% and 16% of our revenue was derived from subscription access fees and visit fees, respectively. For the year ended December 31, 2018, 84% and 16% of our revenue were derived from subscription access fees and visit fees. For the year ended December 31, 2017, 85% and 15% of our revenue were derived from subscription access fees and visit fees. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader healthcare system.

Membership and Visits

We completed approximately 4,138,000 telehealth visits in 2019 and approximately 2,640,000 telehealth visits in 2018. Paid Membership increased by approximately 13.9 million Members to 36.7 million from December 31, 2018 through December 31, 2019.

Financing Activities

In July 2018, we successfully closed on a follow-on offering (the “July Offering”) in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

In May 2018, the Company issued, at par value, $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025. The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-

annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to the Company from the offering were $279.1 million after deducting offering costs of approximately $8.4 million.

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

On April 30, 2019, we completed the acquisition of the Paris-based telemedicine provider MedecinDirect for aggregate consideration of $11.2 million of net cash and with additional potential earnout consideration. On June 19, 2019, we made a $5.0 million minority investment in Vida Health.

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

Additionally in January 2020, we announced that we entered into a definitive agreement to acquire InTouch, Technologies, Inc., the leading provider of enterprise solutions for hospitals and health systems. The transaction is anticipated to close by the end of the second quarter of 2020.

Key Factors Affecting Our Performance

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee or subscription acess fees derived from our D2C members.

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

From December 31, 2018 through December 31, 2019, Membership increased by approximately 13.9 million Members. Membership increased by approximately 3.2 million Members (net of adjustments of client who became a visit fee only arrangement in 2018) from December 31, 2017 through December 31, 2018, including approximately 1.0 million Members from the acquisition of Advance Medical.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 57% or 1.5 million to approximately 4.1 million for the year ended December 31, 2019 compared to the same period in 2018.

Seasonality. We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, a concentration of our new Client contracts have an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally,our business has become more diversified across services, channels and geographies. We continue to see a diversification of client start dates, resulting from our health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start.

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

Subscription access revenue accounted for approximately 84%, 84% and 85% of our total revenue during the years ended December 31, 2019, 2018 and 2017, respectively. Subscription access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue for general medical, expert medical service and other specialty visits is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional provider network services and the contractually negotiated prices of our services.

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

Other intangible assets resulted from business acquisitions and include Client relationships, non-compete agreements, patents and trademarks. Client relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows, while non-compete agreements are amortized over a period of 1.5 to 5 years using the straight-line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Patents are amortized over 3 years using the straight-line method.

Long-lived assets (property and equipment, internally developed software, and intangible assets) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses in 2019, 2018 or 2017.

Stock-Based Compensation

Stock-based compensation for stock options and restricted stock units granted is measured based on the grant- date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of employee stock options using the Black-Scholes option-pricing model. Stock-based compensation for performance stock units (“PSU”) granted is measured based on the grant- date fair value of the awards and recognized on an accelerated tranche by tranche basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award).  The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 200% of the initial grant.

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

Revenue from Client operations located in the United States for the year ended December 31, 2019, 2018 and 2017 were $445.3 million, $342.7 million and $214.5 million, respectively. Revenue from Client operations located outside the United States for the year ended December 31, 2019, 2018 and 2017 were $108.0 million, $75.2 million and $18.8 million, respectively.

Components of Results of Operations

Cost of Revenue

Cost of revenue primarily consists of fees paid to our Providers and medical experts, costs incurred in connection with our provider network operations, which include employee-related expenses (including salaries and benefits), costs related to our provider network operations center activities, medical records, magnetic resonance imaging, medical lab tests, translation, postage and medical malpractice insurance. Cost of revenue is driven primarily by the number of general medical visits, expert medical services and other specialty visits completed in each period. Many of the elements of the cost of revenue are relatively variable and semi-variable, and can be reduced in the near-term to offset any decline in our revenue. Cost of revenue does not include an allocation of depreciation and amortization. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities.

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

Sales Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, employment taxes, travel and stock-based compensation costs for our employees engaged in sales, account management and sales support in addition to commissions paid to external brokers. Our sales expenses exclude certain allocations of occupancy expense as well as depreciation and amortization. We expect our sales expenses to continue to increase in the short-to-medium-term as we strategically invest to expand our business and to capture an increasing amount of our market opportunity.

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

Acquisition and Integration Related Costs

Acquisition and integration related costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other non-recurring transaction costs related to mergers and acquisitions.

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

Interest Expense, Net

Interest expense, net consists of interest costs associated with our bank, other debt and amortization of debt issuance costs and costs associated with the Notes and the $175.0 million Senior Secured Term Loan Facility (the “Term Loan Facility”), net of interest earned on cash and cash equivalents and short-term marketable securities as well as foreign exchange gain or loss.

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

Income Tax Provision

We follow the provisions of the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. We have recorded deferred tax liabilities arising principally from deferred tax liabilities associated with indefinitely lived intangible assets in the U.S. and from deferred tax liabilities in foreign jurisdictions. We have provided a full valuation allowance for our U.S. deferred tax assets, net of certain deferred tax liabilities, and certain of our foreign deferred tax assets at December 31, 2019, 2018 and 2017, as it is more likely than not that these assets will not be realized in the future.

H.R. 1, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. The Tax Act includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the dollar and percentage change between the respective periods (dollars in thousands):

	Year Ended December 31,
	2019			2018			2017
	$	Variance	%	$	Variance	%	$
Revenue	$553,307	$135,400	32%	$417,907	$184,628	79%	$233,279
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	184,465	55,730	43%	128,735	67,112	109%	61,623
Operating expenses:
Advertising and marketing	109,697	24,588	29%	85,109	27,446	48%	57,663
Sales	64,915	5,761	10%	59,154	21,170	56%	37,984
Technology and development	64,644	10,271	19%	54,373	19,914	58%	34,459
Legal and regulatory	6,762	2,781	70%	3,981	(890)	–18%	4,871
Acquisition and integration related costs	6,620	(3,771)	–36%	10,391	(2,805)	–21%	13,196
Gain on sale	0	5,500	–100%	(5,500)	(5,500)	NM %	0
General and administrative	157,694	40,778	35%	116,916	37,135	47%	79,781
Depreciation and amortization	38,952	3,350	9%	35,602	16,507	86%	19,095
Total expenses	633,749	144,988	30%	488,761	180,088	58%	308,673
Loss from operations	(80,442)	(9,588)	14%	(70,854)	4,540	–6%	(75,394)
Amortization of warrants and loss on extinguishment of debt	0	0	NM %	0	(14,122)	–100%	14,122
Interest expense, net	29,013	2,901	11%	26,112	8,621	49%	17,491
Net loss before taxes	(109,455)	(12,489)	13%	(96,966)	10,041	–9%	(107,007)
Income tax benefit	(10,591)	(10,709)	NM %	118	343	–152%	(225)
Net loss	$(98,864)	$(1,780)	2%	$(97,084)	$9,698	–9%	$(106,782)

NM – not meaningful

Amounts may not add due to rounding.

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Net loss	$(98,864)	$(97,084)	$(106,782)
Add:
Interest expense, net	29,013	26,112	17,491
Income tax benefit	(10,591)	118	(225)
Depreciation expense	3,382	4,057	3,771
Amortization expense	35,570	31,545	15,324
EBITDA(1)	(41,490)	(35,252)	(70,421)
Stock-based compensation	66,702	43,769	30,597
Amortization of warrants and loss on extinguishment of debt	0	0	14,122
Gain on sale	0	(5,500)	0
Acquisition and integration related costs	6,620	10,391	13,196
Adjusted EBITDA(1)	$31,832	$13,408	$(12,506)
(1)	Non-GAAP Financial Measures.

Amounts may not add due to rounding.

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

EBITDA and Adjusted EBITDA have important limitation as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA does not reflect the significant interest expense on our debt; and

●	EBITDA and Adjusted EBITDA eliminates the impact of income taxes on our results of operations; and

●	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions; and
●	Adjusted EBITDA does not reflect the significant gain on sale of certain non-core client contracts;

●	Adjusted EBITDA does not reflect the significant amortization of warrants and loss on extinguishment of debt; and

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

●	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

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

Consolidated Results of Operations Discussion

We completed our acquisitions of MedecinDirect on April 30, 2019, Advance Medical on May 31, 2018 and Best Doctors on July 14, 2017. The results of operations of the aforementioned acquisitions have been included in our audited consolidated financial statements included in this Form 10-K from their respective acquisition dates.

Revenue. Total revenue was $553.3 million including $33.2 million from Advance Medical and MedecinDirect for the year ended December 31, 2019, compared to $417.9 million during the year ended December 31, 2018, an increase of $135.4 million, or 32%, excluding the effect from acquisitions organic growth was 24%. The increase in revenue was substantially driven by the acquisitions of Advance Medical and MedecinDirect contributing $33.2 million, and an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisition, as the number of paid Members increased by 57% from December 31, 2018 to December 31, 2019. Revenue from the U.S. subscription access fees was $356.7 million for the year ended December 31, 2019 compared to $277.1 million for the year ended December 31, 2018. We generated $106.6 million of international subscription access fees for the year ended December 31, 2019 and $73.7 million for the year ended December 31, 2018. We completed approximately 4,138,000 visits, representing $90.0 million of visit fees for the year ended December 31, 2019, compared to 2,640,000 visits, representing $67.1 million of visit fees during the year ended December 31, 2018, an increase of $22.9 million, or 34%. Revenue from general medical visits, other specialty visits (primarily expert medical service) and visits from visit fee only Clients was $68.7 million, $6.4 million and $19.9 million for the year ended December 31, 2019, respectively.

Total revenue was $417.9 million including $45.2 million from Advance Medical for the year ended December 31, 2018, compared to $233.3 million during the year ended December 31, 2017, an increase of $184.6 million, or 79%, excluding the effect from acquisitions organic growth was 36%. The increase in revenue was substantially driven by the acquisition of Advance Medical and Best Doctors contributing $45.2 million and $57.0 million in revenue, respectively, and an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The increase in subscription access fees was due to the addition of new Clients, both organically and through acquisition, as the number of paid Members increased by 16% from December 31, 2017 to December 31, 2018. Revenue from the U.S. subscription access fees was $277.1 million for the year ended December 31, 2018 compared to $179.2 million for the year ended December 31, 2017. We generated $73.7 million of international subscription access fees for the year ended December 31, 2018 and $18.3 million for the year ended December 31, 2017. We completed approximately 2,640,000 visits, representing $67.1 million of visit fees for the year ended December 31, 2018, compared to 1,463,000 visits, representing $35.8 million of visit fees during the year ended December 31, 2017, an increase of $31.3 million, or 88%. Revenue from general medical visits and other specialty visits (primarily expert medical service) and visits from visit fee only Clients was $45.6 million and $9.0 million and $12.5 million for the year ended December 31, 2018, respectively.

Cost of Revenue. Cost of revenue was $184.5 million for the year ended December 31, 2019 compared to $128.7 million for the year ended December 31, 2018, an increase of $55.7 million, or 43%. The increase was primarily due to the acquisitions including an additional $17.2 million in costs associated with Advance Medical and MedecinDirect services, and increased general medical visits resulting in increased provider fees and increased physician network operation center costs, and hiring of additional personnel to manage our provider network operations centers.

Cost of revenue was $128.7 million for the year ended December 31, 2018 compared to $61.6 million for the year ended December 31, 2017, an increase of $67.1 million, or 109%. The increase was primarily due to the acquisitions including an additional $23.6 million in costs associated with Advance Medical services and $17.7 million in costs associated with Best Doctors services, and increased general medical visits resulting in increased provider fees and increased physician network operation center costs, and hiring of additional personnel to manage our provider network operations centers.

Advertising and Marketing Expenses. Advertising and marketing expenses were $109.7 million for the year ended December 31, 2019 compared to $85.1 million for the year ended December 31, 2018, an increase of $24.6 million, or 29%. Including the impact from the recent acquisitions, this increase primarily consisted of hiring additional personnel totaling $5.9 million, increased member engagement initiatives, increased digital and media advertising, sponsorship of professional organizations and trade shows of $18.1 million and other expenses of $0.6 million.

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

Sales Expenses. Sales expenses were $64.9 million for the year ended December 31, 2019 compared to $59.2 million for the year ended December 31, 2018, an increase of $5.8 million, or 10%. Including the impact from the recent acquisitions, this increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $4.7 million, decreased travel and entertainment expenses of $0.2 million and increased other expenses of $1.3 million.

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

Technology and Development Expenses. Technology and development expenses were $64.6 million for the year ended December 31, 2019 compared to $54.4 million for the year ended December 31, 2018, an increase of $10.3 million, or 19%. Including the impact from the recent acquisitions, this increase resulted primarily from hiring additional personnel totaling $7.1 million, professional fees of $2.4 million, and ongoing projects to improve and optimize our technology platform and other expenses of $0.8 million.

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

Legal and Regulatory Expenses. Legal and regulatory expenses were $6.8 million for the year ended December 31, 2019 compared to $4.0 million for the year ended December 31, 2018, an increase of $2.8 million, or 70%. This increase resulted primarily from litigation activities largely associated with the class action complaint.

Legal and Regulatory expenses were $4.0 million for the year ended December 31, 2018 compared to $4.9 million for the year ended December 31, 2017, a decrease of $0.9 million, or 18%. This decrease resulted primarily from lower legal fees incurred in connection with the Company’s legal activities associated with Texas.

Acquisition and Integration Related Costs. Acquisition related costs were $6.6 million for the year ended December 31, 2019 compared to $10.4 million for the year ended December 31, 2018, a decrease of $3.8 million. The 2019 acquisition and integration related costs represent investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other non-recurring transaction costs related to mergers and acquisitions. The 2018 integration related costs represent legal, personnel, re-branding and professional related fees for the May 2018 acquisition of Advance Medical and July 2017 acquisition of Best Doctors.

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

General and Administrative Expenses. General and administrative expenses were $157.7 million for the year ended December 31, 2019 compared to $116.9 million for the year ended December 31, 2018, an increase of $40.8 million, or 35%. Including the impact from the recent acquisitions, this increase was driven in part by an increase in employee-related expenses of approximately $29.7 million, primarily due to an increase in stock compensation expense and as a result of growth in overall full time employee headcount to over 2,400 at December 31, 2019 as compared to 2,242 at December 31, 2018. Costs incurred in our provider network operations centers in connection with enhancing our Member services increased to $5.8 million for the year ended December 31, 2019 from $2.6 million for the year ended December 31, 2018, an increase of $3.2 million. Professional fees, increased by $2.5 million for the year ended December 31, 2019 as compared to December 31, 2018. Other expenses, which include office-related charges and bank charges, severance costs, lease costs and bad debt expenses, increased net to $29.8 million for the year ended December 31, 2019 from $24.5 million for the year ended December 31, 2018, an increase of $5.3 million and primarily reflecting the impact from the recent acquisitions.

General and administrative expenses were $116.9 million for the year ended December 31, 2018 compared to $79.8 million for the year ended December 31, 2017, an increase of $37.1 million, or 47%. Including the impact from the recent acquisitions, this increase was driven in part by an increase in employee-related expenses of approximately $28.0 million, primarily due to an increase in stock compensation expense and as a result of growth in overall full time employee headcount to 2,242 at December 31, 2018 as compared to 1,231 at December 31, 2017, and was primarily due to 700 employees from Advance Medical in June 2018 and 500 employees from Best Doctors in July 2017, including the expansion from two to three provider network operations centers in 2017. Costs incurred in our provider network operations centers in connection with enhancing our Member services increased to $2.6 million for the year ended December 31, 2018 from $1.5 million for the year ended December 31, 2017, an increase of $1.1 million. Professional fees, increased by $1.9 million for the year ended December 31, 2018 as compared to December 31, 2017. Other expenses, which include office-related charges and bank charges, severance costs, lease costs and bad debt expenses, increased net to $24.5 million for the year ended December 31, 2018 from $18.4 million for the year ended December 31, 2017, an increase of $6.1 million and primarily reflecting the impact from the recent acquisitions.

Depreciation and Amortization. Depreciation and amortization were $39.0 million for the year ended December 31, 2019 compared to $35.6 million for the year ended December 31, 2018, an increase of $3.4 million, or 9%. This increase was due to additional amortization expense primarily related to acquisition-related intangible assets that increased from $305.7 million at December 31, 2018 to $319.8 million at December 31, 2019 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $22.4 million at December 31, 2018 to $26.1 million at December 31, 2019.

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

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our bank debt and the Notes, interest income from cash and cash equivalents and short-term investments in marketable securities as well as foreign exchange gain or loss. Interest expense, net was $29.0 million and $26.1 million for the years ended December 31, 2019 and 2018, respectively. The increase in interest expense primarily is associated with the Convertible Senior Notes issued in May 2018.

Interest expense, net consists of interest costs and amortization of debt issuance costs associated with our bank debt, other debt and the Notes and interest income from cash and cash equivalents and short-term investments in marketable securities . Interest expense, net was $26.1 million and $17.5 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense primarily is associated with the Notes issued in May 2018 and June 2017.

Income tax benefit.  Income tax benefit was $(10.6) million for the year ended December 31, 2019 compared to $0.1 million provision for the year ended December 31, 2018 and largely reflects a $8.5 million income tax benefit associated with the intercompany transfer of a U.S. subsidiary from a foreign owned subsidiary to the U.S. parent. The income tax provision of $0.1 million for the year ended December 31, 2018 was consistent with a benefit of $(0.2) million for the year ended December 31, 2017.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Consolidated Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$29,869	$(4,860)	$(34,441)
Net cash provided by (used in) investing activities	25,013	(257,496)	(448,379)
Net cash provided by financing activities	35,094	645,612	475,431
Total	$89,976	$383,256	$(7,389)

Amounts may not add due to rounding.

Historically, we have financed our operations primarily through sales of equity securities, debt issuance and bank borrowings.

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

On July 14, 2017 and concurrent with the consummation of the Best Doctors acquisition, we entered into a Revolving Credit Facility of $10.0 million and a Term Loan Facility of $175.0 million which resulted in net proceeds of $166.7 million after debt issuance related costs. The Term Loan Facility of $175.0 million was subsequently repaid in conjunction with the December 4, 2017 offering described above.

On July 13, 2017, we repaid all the outstanding amounts under both the Sillicon Valley Bank Line of Credit Facility for borrowings up to $25 million based on 300% of the Company’s monthly recurring revenue, as defined and the $25 million of Mezzanine Term Loan of $17.5 million and $25 million, respectively, including early termination and deferred origination fees of $1.5 million and accrued expense of $0.2 million.

In June 2017, we issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022. The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2017. The 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting the initial purchasers’ discounts and commissions and the offering expenses.

In January 2017, we received $123.9 million of net cash proceeds associated with the issuance of 7,887,500 shares of common stock in conjunction with our January 2017 offering, after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million.

Our principal sources of liquidity were cash and cash equivalents totaling $514.4 million as of December 31, 2019. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we had short-term marketable securities of $2.7 million as of December 31, 2019.

Cash Provided by (Used in) Operating Activities

For the year ended December 31, 2019, cash provided by operating activities was $29.9 million. The positive cash flows resulted primarily from our net loss of $98.9 million, offset by depreciation and amortization of $45.0 million, allowance for doubtful accounts of $2.7 million, stock-based compensation of $66.7 million and accretion of interest of $25.4 million. These items are partially offset by the impact of deferred income taxes of $10.9 million and the effect of net changes in working capital and other balance sheet accounts resulting in cash outflows of approximately $0.1 million.

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

For the year ended December 31, 2019 compared to 2018, and for the year ended December 31, 2018 compared to 2017, the increase in cash provided by (decrease in cash used in) operating activities primarily reflects the improving leverage, after excluding certain non-cash expenses, from increased revenues, while maintaining a consistent level of cost of revenue, to offset costs for strategic investments in personnel, technology and member engagement.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $25.0 million for the year ended December 31, 2019. Cash provided by investing activities consisted of proceeds from short-term marktable securities of $52.1 million partially offset by the purchase of property and equipment totaling $3.5 million, investments in internally developed capitalized software of $7.4 million, investment in securities of $5.0 million and acquisition of businesses of $11.2 million.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $35.1 million. Cash provided by financing activities consisted of $33.3 million of proceeds from the exercise of employee stock options and $3.4 million of proceeds from participants in the employee stock purchase plan and partially offset by $1.6 million for withholding taxes for stock-based awards.

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

Cash provided by financing activities for the year ended December 31, 2017 was $475.4 million. Cash provided by financing activities consisted of $263.7 million proceeds from the issuance of the Notes, $258.6 million of net cash proceeds from our two follow-on offerings, $166.7 million borrowed under the Term Loan Facility, $10.8 million of proceeds from the exercise of employee stock options and $2.2 million of proceeds from participants in the employee stock purchase plan. Cash used in financing activities consisted of the repayment of $226.5 million for the Term Loan Facility, the Revolving Advance Facility and the Amended and Restated Subordinated Promissory Note and $0.1 million for withholding taxes for stock-based awards.

Looking Forward

At December 31, 2019, our cash and short-term investments were $517.1 million. During 2019 we experienced positive Adjusted EBITDA and we anticipate increasing positive Adjusted EBITDA results for 2020.

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

In January 2017, we successfully closed on a follow-on offering off of the 2016 Shelf in which the Company issued and sold 7,885,500 shares of common stock, including the exercise of an underwriter option to purchase additional shares, and 1,600,000 shares offered by certain stockholders of the Company, at an issuance price of $16.75 per share. We received net proceeds of $123.9 million after deducting underwriting discounts and commissions of $7.6 million as well as other offering expenses of $0.6 million. We have approximately $168 million of common stock remaining that could be sold by us under the 2016 Shelf, and 400,000 shares eligible for resale by certain existing shareholders.

We filed an automatically effective shelf registration statement on Form S-3 under the Securities Act on November 28, 2017 (the “2017 Shelf”). Under the 2017 Shelf at the time of effectiveness, we had the ability to raise up to $175 million by selling common stock in addition to 1,200,000 shares of common stock eligible for resale by certain shareholders.

In December 2017, we successfully closed on a follow-on offering off of the 2017 Shelf in which the Company issued and sold 4,096,600 shares of common stock, including the exercise of an underwriter option to purchase additional shares, and 830,000 shares offered by certain shareholders of the Company at an issuance price of $35.00 per share. We received net proceeds of $134.7 million after deducting underwriting discounts and commissions of $8.2 million as well as other offering expenses of $0.5 million. We have approximately $32 million of common stock remaining that could be sold by us under the 2017 Shelf, and 370,000 shares eligible for resale by certain shareholders.

We filed an automatically effective shelf registration statement on Form S-3 under the Securities Act on July 23, 2018, (the “2018 Shelf”). Under the 2018 Shelf at the time of effectiveness we had the ability to sell various types of securities described therein from time to time in amounts to be determined, in addition to common stock eligible for resale by certain shareholders. In July 2018, we successfully closed on a follow-on offering off of the 2018 Shelf in which the Company issued and sold 5,000,000 shares of common stock and 263,740 shares offered by certain stockholders of the Company, at an issuance price of $66.28 per share. We received net proceeds of $330.3 million after deducting offering expenses of $1.1 million.

Indebtedness

We entered into a $10.0 million Revolving Credit Facility in 2017. The Revolving Credit Facility is available for working capital and other general corporate purposes. We have maintained the Revolving Credit Facility and, there was no amount outstanding as of December 31, 2019 and December 31, 2018 other than the $2.2 million of letters of credit issued for facility security deposits at December 31, 2019 and 2018, respectively.

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

The 2025 Notes are senior unsecured obligations of ours and rank senior in right of payment to our indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by our subsidiaries.

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

The 2022 Notes are senior unsecured obligations of ours and rank senior in right of payment to our indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by our subsidiaries.

See Note 11, “Convertible Senior Notes” of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on the 2025 Notes and the 2022 Notes.

We were in compliance with all debt covenants at December 31, 2019 and 2018.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$36,548	$7,030	$11,641	$9,858	$8,019
Debt obligations under the Convertible Notes	562,495	0	274,995	0	287,500
Interest associated with the Convertible Notes	41,781	12,203	20,189	7,906	1,483
Total	$640,824	$19,233	$306,825	$17,764	$297,002

Amounts may not add due to rounding.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12 Simplification of Income Taxes (Topic 740) Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are in the process of evaluating the impact of the adoption of ASU 2019-12 on our consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Goodwill Simplifications (Topic 350). ASU 2017-04 simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in the U.S. generally accepted accounting principle. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance has been adopted in the current period.

In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements and disclosures and expect the impact to be immaterial.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. We adopted this standard on January 1, 2019 utilizing the modified retrospective approach and reflecting a cumulative effect adjustment at that time. Under this adoption method, prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

In adopting the new standard, we elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, we made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. As part of its adoption, we underwent a process of assessing the lease population and determining the impact of the adoption of this standard which resulted in the recognition of operating lease liabilities of and right-of-use assets of approximately $34 million on our balance sheet relating to its leases on the consolidated financial statements. We determined the most significant impact was the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets and there was no impact on the consolidated statements of operations or consolidated statements of cash flows. See Note 12 “Leases”, for further information.

Consolidated Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2019 and 2018:

(in thousands, except net loss per share data)	1Q18	2Q18	3Q18	4Q18	1Q19	2Q19	3Q19	4Q19

Revenue	$89,644	$94,560	$110,962	$122,741	$128,573	$130,276	$137,969	$156,489
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,856	27,684	34,167	40,028	44,677	41,634	42,799	55,355
Operating expenses:
Advertising and marketing	20,325	19,561	21,668	23,555	26,404	26,616	31,321	25,356
Sales	13,783	14,559	16,303	14,509	16,212	15,832	16,120	16,751
Technology and development	12,904	14,348	13,577	13,544	15,987	16,665	15,746	16,246
Legal and regulatory	1,045	639	807	1,490	1,586	2,019	1,634	1,523
Acquisition and integration related costs	1,569	5,800	1,588	1,434	1,012	1,136	1,995	2,477
Gain on sale	0	(4,070)	(1,430)	0	0	0	0	0
General and administrative	24,001	26,140	30,314	36,461	35,982	38,549	38,681	44,482
Depreciation and amortization	8,253	8,046	9,746	9,557	9,600	9,848	9,617	9,887
Total expenses	108,736	112,707	126,740	140,578	151,460	152,299	157,913	172,077

Loss from operations	(19,092)	(18,147)	(15,778)	(17,837)	(22,887)	(22,023)	(19,944)	(15,588)
Interest expense, net	4,873	6,910	7,666	6,663	6,521	7,211	7,700	7,581

Net loss before taxes	(23,965)	(25,057)	(23,444)	(24,500)	(29,408)	(29,234)	(27,644)	(23,169)
Income tax provision (benefit)	(103)	22	(180)	379	742	90	(7,298)	(4,125)

Net loss	(23,862)	(25,079)	(23,264)	(24,879)	(30,150)	(29,324)	(20,346)	(19,044)
GAAP Net Loss per Share	$(0.39)	$(0.40)	$(0.34)	$(0.35)	$(0.43)	$(0.41)	$(0.28)	$(0.26)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	61,798	62,976	68,248	70,240	70,919	71,721	72,151	72,565

Note: We acquired Advance Medical on May 31, 2018 and MedecinDirect on April 30, 2019. The results of the acquisitions were integrated within our existing business on the respective acquisition dates.

Amounts may not add due to rounding.

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

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $11,463 to $22,927 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt under our Revolving Credit Facility as of December 31, 2019. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2019.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Teladoc Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

February 26, 2020

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

(a)         (1)         The Registrant’s financial statements together with a separate table of contents are annexed hereto

(2)	Financial Statement Schedules are listed in the separate table of contents annexed hereto.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2019	$3,382	$2,664	$(2,263)	$4	$3,787
Fiscal Year Ended December 31, 2018	$2,422	$2,421	$(1,441)	$(20)	$3,382
Fiscal Year Ended December 31, 2017	$2,422	$1,731	$(1,920)	$189	$2,422

Amounts may not add due to rounding.

Income Taxes Valuation Allowance (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2019	$93,572	$36,124	$0	$(8,510)	$121,186
Fiscal Year Ended December 31, 2018	$73,786	$41,093	$(1,036)	$(20,271)	$93,572
Fiscal Year Ended December 31, 2017	$71,202	$28,207	$0	$(25,623)	$73,786

Amounts may not add due to rounding.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)         Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 001-37477.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated January 11, 2020, by and among Teladoc Health, Inc., Jonata Sub One, Inc., Jonata Sub Two, Inc., InTouch Technologies, Inc. and Fortis Advisors LLC, as equity holder representative.	8-K	001-37477	2.1	1/13/20

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/01/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Fourth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/25/19

4.1	Specimen stock certificate evidencing shares of the common stock.	10-Q	001-37477	4.1	11/1/18

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17

4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17

4.4	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/08/17

4.5	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/08/17
4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended					*
10.1	Form of Indemnification Agreement.	S-1/A	333-204577	10.7	6/18/15

10.2	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.3	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.4	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.5	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15
10.6	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-37477	10.9	4/30/19

10.7	Teladoc Inc. Second Amended and Restated Stock Incentive Plan.	S-1/A	333-204577	10.8	6/11/15

10.8	First Amendment to Teladoc Health, Inc. Second Amended and Restated Stock Incentive Plan.	S-1/A	333-204577	10.8.1	6/15/15

10.9	Second Amendment to Teladoc Health, Inc. Second Amended and Restated Stock Incentive Plan.	S-1/A	333-204577	10.8.2	6/15/15

10.10	Form of Stock Option Agreement under the Teladoc Health, Inc. Second Amended and Restated Stock Incentive Plan.	S-1/A	333-204577	10.9	6/11/15

10.11	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.12	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.13	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/01/17

10.14	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.15	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.16	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).					*

10.17	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.18	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc Health, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.19	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	10/30/19

10.20	Executive Severance Agreement, dated July 17, 2017, by and between Teladoc Health, Inc. and Peter McClennen.	10-K	001-37477	10.12	2/27/18

10.21	Amendment No. 1 to Executive Severance Agreement, dated November 1, 2017, by and between Teladoc Health, Inc. and Peter McClennen.	10-K	001-37477	10.13	2/27/18

10.22	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	7/31/19

10.23	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.5	10/30/19

10.24	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.17	4/30/19

10.25	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.8	10/30/19

10.26	Executive Severance Agreement, dated January 4, 2016, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.18	4/30/19

10.27	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.9	10/30/19

10.28	Executive Severance Agreement, dated July 30, 2019, by and between Teladoc Health, Inc. and David Sides.					*

10.29	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and David Sides.	10-Q	001-37477	10.6	10/30/19

10.30	Executive Severance Agreement, dated February 20, 2018, by and between Teladoc Health, Inc. and Michelle Bucaria.					*

10.31	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Michelle Bucaria.	10-Q	001-37477	10.3	10/30/19

10.32	Executive Severance Agreement, dated August 30, 2017, by and between Teladoc Health, Inc. and Lewis Levy.					*

10.33	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Lewis Levy.	10-Q	001-37477	10.4	10/30/19

10.34	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Andrew Turitz.					*

10.35	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Andrew Turitz.	10-Q	001-37477	10.7	10/30/19

10.36	Credit Agreement, dated as of July 14, 2017, by and among Teladoc Health, Inc., as Borrower, the Lenders from time to time party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and Jefferies Finance LLC, as Sole Lead Arranger and Bookrunner.	8-K	001-37477	10.1	7/18/17

10.37	Amendment No. 2 to Credit Agreement by and among Teladoc, Inc., Jefferies Finance LLC, as administrative agent and issuing bank, and the lenders party thereto, dated as of April 30, 2018.	8-K	001-37477	10.1	5/02/18

21.1	Subsidiaries of the Registrant.					*

23.1	Consents of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Accounting Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: February 26, 2020	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: February 26, 2020	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer

Date: February 26, 2020	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr.
	Title:	Chairman

Date: February 26, 2020	By:	/s/ HELEN DARLING
	Name:	Helen Darling
	Title:	Director

Date: February 26, 2020	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: February 26, 2020	By:	/s/ MICHAEL GOLDSTEIN
	Name:	Michael Goldstein
	Title:	Director

Date: February 26, 2020	By:	/s/ BRIAN MCANDREWS
	Name:	Brian McAndrews
	Title:	Director

Date: February 26, 2020	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: February 26, 2020	By:	/s/ ARNEEK MULTANI
	Name:	Arneek Multani
	Title:	Director

Date: February 26, 2020	By:	/s/ KENNETH PAULUS
	Name:	Kenneth Paulus
	Title:	Director

Date: February 26, 2020	By:	/s/ DAVID SHEDLARZ
	Name:	David Shedlarz
	Title:	Director

Date: February 26, 2020	By:	/s/ MARK DOUGLAS SMITH
	Name:	Mark Douglas Smith
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
1. Audited Consolidated Financial Statements of Teladoc Health, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Loss	F-6
Consolidated Statements of Stockholders’ Equity (Deficit)	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Audited Consolidated Financial Statements	F-9

2. Supplemental Financial Data:
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form-10K are listed below:
Schedule II – Valuation and Qualifying Accounts	78

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for performance-based restricted stock awards

12
Description of the Matter

As discussed in Notes 2 and 13 of the consolidated financial statements, the Company grants stock-based awards to their employees as compensation for their service. Certain awards include performance conditions that only vest if those conditions are met, and the quantity of awards received can range based on the level performance achieved. In 2019, the Company had 512,482 such awards outstanding, and recorded stock-based compensation expense related to these awards of $14.6 million.

Auditing the accounting for performance-based restricted stock awards was especially complex and challenging based on the evaluation of the unique terms of the awards. In particular, judgment was required to evaluate the nature of the multi-year performance conditions, as well as to assess the satisfaction of the performance targets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining stock-based compensation expense, including testing management’s review controls over the identification of the terms of the performance conditions and the key inputs used in determining the outcome of each performance condition.

We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards, such as service inception date based on the multi-year performance conditions. We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters. We determined whether performance targets were satisfied in accordance with the contractual conditions, and recalculated grant date fair value by multiplying the earned quantity of awards by the grant price. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 2 and 13 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York
February 26, 2020

TELADOC HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$514,353	$423,989
Short-term investments	2,711	54,545
Accounts receivable, net of allowance of $3,787 and $3,382, respectively	56,948	43,571
Prepaid expenses and other current assets	13,990	10,631
Total current assets	588,002	532,736
Property and equipment, net	10,296	10,148
Goodwill	746,079	737,197
Intangible assets, net	225,453	247,394
Operating lease - right-of-use assets	26,452	0
Other assets	6,545	1,401
Total assets	$1,602,827	$1,528,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,075	$7,769
Accrued expenses and other current liabilities	49,848	26,801
Accrued compensation	31,258	27,869
Total current liabilities	90,181	62,439
Other liabilities	11,539	6,191
Operating lease liabilities, net of current portion	24,994	0
Deferred taxes	21,678	32,444
Convertible senior notes, net	440,410	414,683
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2019 and 2018; 72,761,941 shares and 70,516,249 shares issued and outstanding as of December 31, 2019 and 2018, respectively	73	70
Additional paid-in capital	1,538,716	1,434,780
Accumulated deficit	(507,525)	(408,661)
Accumulated other comprehensive loss	(17,239)	(13,070)
Total stockholders’ equity	1,014,025	1,013,119
Total liabilities and stockholders’ equity	$1,602,827	$1,528,876

See accompanying notes to audited consolidated financial statements.

Amounts may not add due to rounding.

TELADOC HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$553,307	$417,907	$233,279
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	184,465	128,735	61,623
Operating expenses:
Advertising and marketing	109,697	85,109	57,663
Sales	64,915	59,154	37,984
Technology and development	64,644	54,373	34,459
Legal and regulatory	6,762	3,981	4,872
Acquisition and integration related costs	6,620	10,391	13,196
Gain on sale	0	(5,500)	0
General and administrative	157,694	116,916	79,781
Depreciation and amortization	38,952	35,602	19,095
Total expenses	633,749	488,761	308,673
Loss from operations	(80,442)	(70,854)	(75,394)
Amortization of warrants and loss on extinguishment of debt	0	0	14,122
Interest expense, net	29,013	26,112	17,491
Net loss before taxes	(109,455)	(96,966)	(107,007)
Income tax benefit	(10,591)	118	(225)
Net loss	$(98,864)	$(97,084)	$(106,782)

Net loss per share, basic and diluted	$(1.38)	$(1.47)	$(1.93)

Weighted-average shares used to compute basic and diluted net loss per share	71,844,535	65,844,908	55,427,460

See accompanying notes to audited consolidated financial statements.

Amounts may not add due to rounding.

TELADOC HEALTH, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(98,864)	$(97,084)	$(106,782)
Other comprehensive loss, net of tax:
Net change in unrealized (loss) gains on available-for-sale securities	32	20	(51)
Cumulative translation adjustment	(4,201)	(17,179)	4,141
Other comprehensive loss, net of tax	(4,169)	(17,159)	4,090
Comprehensive loss	$(103,033)	$(114,243)	$(102,692)

See accompanying notes to audited consolidated financial statements.

Amounts may not add due to rounding.

TELADOC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2016	46,201,563	$46	$435,551	$(204,726)	$(1)	$230,870
Exercise of stock options	1,166,947	1	10,836	0	0	10,837
Exercise of warrants	138,903	0	0	0	0	0
Issuance of restricted stock units	60,000	0	0	0	0	0
Issuance of stock under employee stock purchase plan	127,510	0	2,153	0	0	2,153
Issuance of stock in acquisition	1,855,078	2	66,178	0	0	66,180
Equity component of Convertible Senior Notes, net of issuance costs	0	0	62,404	0	0	62,404
Stock-based compensation	0	0	30,666	(69)	0	30,597
Follow-On Offerings	11,984,100	12	258,542	0	0	258,554
Other comprehensive income, net of tax	0	0	0	0	4,090	4,090
Net loss	0	0	0	(106,782)	0	(106,782)
Balance as of December 31, 2017	61,534,101	61	866,330	(311,577)	4,089	558,903
Exercise of stock options	2,247,635	2	31,320	0	0	31,322
Equity component of Convertible Senior Notes, net of issuance costs	0	0	91,397	0	0	91,397
Follow-On Offering	5,000,000	5	330,838	0	0	330,843
Issuance of restricted stock units	304,908	0	0	0	0	0
Issuance of stock under employee stock purchase plan	85,218	0	2,564	0	0	2,564
Issuance of stock in acquisition	1,344,387	2	68,562	0	0	68,564
Stock-based compensation	0	0	43,769	0	0	43,769
Other comprehensive loss, net of tax	0	0	0	0	(17,159)	(17,159)
Net loss	0	0	0	(97,084)	0	(97,084)
Balance as of December 31, 2018	70,516,249	70	1,434,780	(408,661)	(13,070)	1,013,119
Exercise of stock options	1,632,130	2	33,273	0	0	33,275
Issuance of restricted stock units	548,910	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	64,497	0	3,380	0	0	3,380
Issuance of common stock for Convertible Notes	155	0	8	0	0	8
Stock-based compensation	0	0	67,276	0	0	67,276
Other comprehensive loss, net of tax	0	0	0	0	(4,169)	(4,169)
Net loss	0	0	0	(98,864)	0	(98,864)
Balance as of December 31, 2019	72,761,941	$73	$1,538,716	$(507,525)	$(17,239)	$1,014,025

See accompanying notes to audited consolidated financial statements.

Amounts may not add due to rounding.

TELADOC HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows provided by (used in) operating activities:
Net loss	$(98,864)	$(97,084)	$(106,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,952	35,602	19,095
Allowance for doubtful accounts	2,665	2,243	1,731
Stock-based compensation	66,702	43,769	30,597
Deferred income taxes	(10,868)	(2,247)	(306)
Accretion of interest	25,438	19,487	6,382
Amortization of warrants and loss on extinguishment of debt	0	0	14,122
Gain on sale	0	(5,500)	0
Changes in operating assets and liabilities:
Accounts receivable	(15,884)	(10,931)	(3,659)
Prepaid expenses and other current assets	(2,685)	(2,612)	(2,003)
Other assets	(105)	(414)	98
Accounts payable	905	(391)	1,534
Accrued expenses and other current liabilities	14,841	3,993	4,292
Accrued compensation	4,546	8,480	3,768
Operating lease liabilities	(2,417)	0	0
Other liabilities	643	745	(3,310)
Net cash provided by (used in) operating activities	29,869	(4,860)	(34,441)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(3,510)	(4,011)	(2,633)
Purchase of internal-use software	(7,390)	(4,396)	(2,882)
Purchase of marketable securities	0	(56,347)	(149,261)
Proceeds from marketable securities	52,100	84,170	85,753
Sale of assets	(0)	5,530	0
Investment in securities	(5,000)	0	0
Acquisition of business, net of cash acquired	(11,187)	(282,442)	(379,356)
Net cash provided by (used in) investing activities	25,013	(257,496)	(448,379)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	33,283	31,322	10,837
Proceeds from issuance of convertible notes	0	279,152	263,722
Proceeds from borrowing under bank and other debt	0	10	166,679
Repayment of debt	0	0	(226,440)
Proceeds from issuance of common stock	0	330,843	258,554
Proceeds from employee stock purchase plan	3,380	2,564	2,153
Cash (paid) received for withholding taxes on stock-based compensation, net	(1,569)	1,721	(74)
Net cash provided by financing activities	35,094	645,612	475,431
Net increase in cash and cash equivalents	89,976	383,256	(7,389)
Foreign exchange difference	388	(2,084)	191
Cash and cash equivalents at beginning of the period	423,989	42,817	50,015
Cash and cash equivalents at end of the period	$514,353	$423,989	$42,817

Income taxes paid	$1,310	$441	$137

Interest paid	$12,224	$10,303	$9,450

See accompanying notes to audited consolidated financial statements.

Amounts may not add due to rounding.

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

The Company completed the acquisition of MedecinDirect, on April 30, 2019, a Paris-based telemedicine provider, Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), in May 2018, a leading global virtual healthcare provider, Best Doctors Holdings, Inc. (“Best Doctors”), in July 2017, an expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc Health, two professional associations and fourteen professional corporations and a service corporation (collectively, the “Association”).

Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. is party to several Services Agreements by and among it and the professional corporations pursuant to which each professional corporation provides services to Teladoc Health Medical Group, P.A. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net loss for the VIE were $83.6 million and $(3.2) million, $58.1 million and $(2.5) million and $33.2 million and $(7.0) million for the years ended December 31, 2019, 2018 and 2017, respectively. The VIE’s total assets all of which were current were $13.6 million and $9.8 million at December 31, 2019 and 2018, respectively. Total liabilities all of which were current for the VIE were $51.3 million and $44.3 million at December 31, 2019 and 2018, respectively. The VIE total stockholders’ deficit was $37.7 million and $34.5 million at December 31, 2019 and 2018, respectively.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the carrying value, capitalization and amortization of software development costs, purchase accounting, client performance guarantees, the calculation of a contingent liability in connection with an earn-out, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Segment Information

The Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment—health services. Revenue earned by foreign operations for Clients outside of the United States were $108.0 million, $75.2 million and $18.8 million for the year ended December 31, 2019, 2018 and 2017, respectively. Long-lived assets of foreign operations totaled $2.2 million, $1.5 million and $0.2 million as of December 31, 2019, 2018 and 2017, respectively. These foreign operations were acquired in connection with the MedecinDirect, Advance Medical and Best Doctors’ acquisitions in April 2019, May 2018 and July 2017, respectively.

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

Cost of Revenue

Cost of revenue primarily consists of fees paid to the physicians and other health professionals (“Providers”), costs incurred in connection with the Company’s provider network operations center activities, which include employee-related expenses (including salaries and benefits) as well as costs related to medical records, magnetic resonance imaging, medical lab tests, translation, postage and medical malpractice insurance. Cost of revenue does not include an allocation of depreciation and amortization.

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

As of December 31, 2019, there were no short-term investments that had been in a continuous loss position for more than 12 months.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized losses for the year ended December 31, 2019. Realized losses for the year ended December 31, 2018 and 2017 were less than $0.1 million and were recognized in the Company’s consolidated statements of operations.

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

Internal-Use Software

Internal-use software is included in intangible assets and is amortized on a straight-line basis over 3 to 5 years. For the Company’s development costs related to its software development tools that enable its Members and Providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

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

Other intangible assets resulted from business acquisitions and include Client relationships, non-compete agreements, patents and trademarks. Client relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows, while non-compete agreements are amortized over a period of 1.5 to 5 years using the straight-line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Patents are amortized over 3 years using the straight-line method.

Long-lived assets (property and equipment, internally developed software, and intangible assets) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses in 2019, 2018 or 2017.

Investments in Equity Securities

Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board's ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. If our assessment indicates that the fair value of the investment is below its carrying value, the Company will write down the investment to its fair value and record the corresponding charge within other income (expense), net.

Stock-Based Compensation

Stock-based compensation for stock options and restricted stock units granted is measured based on the grant- date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model. Stock-based compensation for performance stock units (PSU) granted is measured based on the grant- date fair value of the awards and recognized on an accelerated tranche by tranche basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award).  The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 200% of the initial grant.

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

Foreign Currency

The functional currency for each of our foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate during the period. Cumulative translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) . For the year ended December 31, 2019, realized foreign exchange gain was $0.2 million and was recognized in the Company’s consolidated statement of operations in interest expense, net. For the year ended December 31, 2018, realized foreign exchange gain was $0.1 million and was recognized in the Company’s consolidated statement of operations. For the year ended December 31, 2017, realized foreign exchange loss was $0.1 million and was recognized in the Company’s consolidated statement of operations.

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

The Tax Cuts and Jobs Act, was enacted on December 22, 2017. Authoritative accounting guidance requires companies to recognize the effect of tax law changes in the period of enactment. Certain key aspects of the new law were effective January 1, 2018 and other key aspects had an immediate accounting effect for the year ended December 31, 2017. Refer to Note 14.

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

Advertising and Marketing Expenses

Advertising and marketing include all communications and campaigns to the Company’s Clients and Members, digital and media advertising and related employees’ costs and are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising expenses were $88.8 million, $70.6 million and $45.1 million, respectively.

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

Revenue from Clients located in the United States for the year ended December 31, 2019, 2018 and 2017 were $445.3 million, $342.7 million and $214.5 million, respectively. Revenue from Clients located outside the United States for the year ended December 31, 2019, 2018 and 2017 were $108.0 million, $75.2 million and $18.8 million, respectively.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12 Simplification of Income Taxes (Topic 740) Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2019-12 on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Goodwill Simplifications (Topic 350). ASU 2017-04 simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in the U.S. generally accepted accounting principle. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance has been adopted in the current period.

In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's consolidated financial statements and disclosures.

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

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. As part of its adoption, the Company underwent a process of assessing the lease population and determining the impact of the adoption of this standard which resulted in the recognition of operating lease liabilities of and right-of-use assets of approximately $34 million on the Company’s balance sheet relating to its leases on the consolidated financial statements. The Company determined the most significant impact was the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets and there was no impact on the consolidated statements of operations or consolidated statements of cash flows. See Note 12 “Leases”, for further information.

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

Subscription access revenue accounted for approximately 84%, 84% and 85% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Subscription Access Fees:
U.S.	$356,656	$277,091	$179,184
International	106,640	73,693	18,338
Visit Fee Revenue:
U.S. Paid Visits	68,738	53,074	35,294
U.S. Visit Fee Only	19,931	12,508	0
International Paid Visits	1,342	1,541	463
Total Revenues	$553,307	$417,907	$233,279

Amounts may not add due to rounding.

As of December 31, 2019 and 2018, accounts receivable, net of allowance for doubtful accounts, were $56.9 million and $43.6 million, respectively. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $7.1 million and $3.6 million in the deferred revenue balance for the year ended December 31, 2019 and 2018, respectively are primarily driven by the acquisition of Advance Medical and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the fiscal years 2019 and 2018 that was included in deferred revenue at the beginning of the periods was $7.1M and $4.0M, respectively.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $3.3 million and $2.7 million for the year ended December 31, 2019 and 2018, respectively.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For both of the years ended December 31, 2019 and 2018, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$514,353	$0	$0	$514,353
Short-term investments	$0	$2,711	$0	$2,711
Contingent liability	$0	$0	$4,769	$4,769

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$419,464	$4,525	$0	$423,989
Short-term investments	$0	$54,545	$0	$54,545

There were no transfers between fair value measurement levels during the years ended December 31, 2019 and 2018.

The change in fair value of the Company’s contingent liability is recorded in acquisition and integration related costs in the consolidated statements of operations. The contingent liability is based on future revenue and profitability expectations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Fair value at date of acquisition	$3,586
Payments	0
Change in fair value	1,232
Currency translation adjustment	(49)
Fair value at December 31, 2019	$4,769

Amounts may not add due to rounding.

Note 5. Business Acquisitions

On April 30, 2019, the Company completed the acquisition of the Paris-based telemedicine provider MedecinDirect in which MedecinDirect became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $11.2 million with additional potential earnout consideration. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from the acquisition is not tax deductible. On June 19, 2019, we made a $5.0 million minority investment in Vida Health.

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

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed for the May 2018 Advance Medical acquisition at acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections.

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

Amounts may not add due to rounding.

The amount allocated to goodwill reflects the benefits Teladoc Health expects to realize from the growth of the respective acquisitions’ operations.

The Company’s unaudited pro forma revenue and net loss for the years ended December 31, 2019 and 2018 below have been prepared as if Advance Medical had been purchased on January 1, 2018.

	Unaudited Pro Forma
	Year Ended
	December 31,
(in thousands)	2019	2018
Revenue	$553,307	$447,573
Net loss	$(98,864)	$(94,314)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

Note 6. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2019	2018
Computer equipment	$15,219	$13,237
Furniture and equipment	3,458	3,041
Leasehold improvement	7,022	6,034
Construction in progress	359	119
Total	26,058	22,431
Accumulated depreciation	(15,762)	(12,283)
Property and equipment, net	$10,296	$10,148

Amounts may not add due to rounding.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $3.4 million, $4.1 million and $3.8 million, respectively.

Note 7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
December 31, 2019
Client relationships	2 to 20 years	$237,182	$(60,647)	$176,535	13.1
Non-compete agreements	1.5 to 5 years	4,958	(4,260)	698	1.4
Trademarks	3 to 15 years	42,606	(7,143)	35,463	12.9
Patents	3 years	200	(200)	0	0
Internal-use software and other	3 to 5 years	34,850	(22,093)	12,757	2.3
Intangible assets, net		$319,796	$(94,343)	$225,453	12.4
December 31, 2018
Client relationships	2 to 20 years	$233,007	$(35,453)	$197,554	13.7
Non-compete agreements	1.5 to 5 years	4,992	(3,741)	1,251	2.4
Trademarks	3 to 15 years	41,815	(4,137)	37,678	13.9
Patents	3 years	200	(139)	61	0.9
Internal-use software	3 to 5 years	25,644	(14,794)	10,850	2.0
Intangible assets, net		$305,658	$(58,264)	$247,394	13.2

Amounts may not add due to rounding.

Amortization expense for intangible assets was $35.6 million, $31.5 million and $15.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,
2020	$34,728
2021	30,627
2022	25,479
2023	20,982
2024 and thereafter	113,637
$225,453

Amounts may not add due to rounding.

Note 8. Goodwill

Goodwill consists of the following (in thousands):

	As of December 31,	As of December 31,
	2019	2018
Beginning balance	$737,197	$498,520
Additions associated with acquisitions	10,604	250,120
Cumulative translation adjustment	(1,722)	(11,443)
Goodwill	$746,079	$737,197

Amounts may not add due to rounding.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	2019	2018
Professional fees	$1,535	$1,264
Consulting fees/provider fees	10,618	6,569
Client performance guarantees	3,298	2,910
Legal fees	1,077	1,073
Interest payable	838	883
Income tax payable	2,859	2,610
Insurance	1,263	167
Marketing	2,810	644
Operating lease liabilities - current	5,088	0
Deferred revenue	12,466	7,650
Other	7,996	3,031
Total	$49,848	$26,801

Amounts may not add due to rounding.

Note 10. Revolving Credit Facility

On July 14, 2017, the Company is party to a $10.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility is available for working capital and other general corporate purposes. The Company has maintained the Revolving Credit Facility and, there was no amount outstanding as of December 31, 2019 and 2018 other than the $2.2 million of letters of credit issued for facility security deposits at December 31, 2019 and 2018, respectively.

The Company was in compliance with all debt covenants at December 31, 2019 and 2018.

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

The 2025 Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to the Company’s liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their 2025 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances:

●	during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
●	during the five-business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
●	upon the occurrence of specified corporate events described under the 2025 Notes Indenture; or
●	if the Company calls the 2025 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

The 2025 Notes consist of the following (in thousands):

	As of December 31,	As of December 31,
Liability component	2019	2018
Principal	$287,500	$287,500
Less: Debt discount, net (1)	(81,207)	(92,913)
Net carrying amount	$206,293	$194,587
(1)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $499.9 million as of December 31, 2019. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 4, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2019, the remaining contractual life of the 2025 Notes is approximately 5.4 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Year Ended
	December 31,
	2019	2018
Contractual interest expense	$3,953	$2,578
Amortization of debt discount	11,706	6,831
Total	$15,659	$9,409
Effective interest rate of the liability component	7.9%	7.9%

Amounts may not add due to rounding.

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

The 2022 Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to the Company’s liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

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
●	during the five-business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
●	upon the occurrence of specified corporate events described under the 2022 Notes Indenture; or
●	if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

The 2022 Notes consist of the following (in thousands):

	As of December 31,	As of December 31,
Liability component	2019	2018
Principal	$274,995	$275,000
Less: Debt discount, net (2)	(40,878)	(54,904)
Net carrying amount	$234,117	$220,096
(2)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $553.8 million as of December 31, 2019. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 4, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2019, the remaining contractual life of the 2022 Notes is approximately 3.0 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Contractual interest expense	$8,250	$8,250	$4,227
Amortization of debt discount	14,026	12,726	6,052
Total	$22,276	$20,976	$10,279
Effective interest rate of the liability component	10.0%	10.0%	10.0%

Amounts may not add due to rounding.

Note 12. Leases and Contractual Obligations

Operating Leases

The Company has operating leases for facilities, hosting co-location facilities and certain equipment under non-cancelable leases in the United States and various international locations. The leases have remaining lease terms of 1 to 11 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the arrangement conveing the right ot use property, plant or equipment for a started period of time. For new and amended leases beginning in 2019 and after, the Company will separately allocate the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. The components of operating lease expense reflected in the consolidated statements of operations were as follows (in thousands):

Year Ended
December 31, 2019
Lease cost
Operating lease cost	$8,020
Variable lease cost	954
Total lease cost	$8,974

 In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Supplemental information related to operating leases was as follows (in thousands):

Year Ended
Consolidated Statements of Cash Flows	December 31, 2019
Cash payment for operating cash flows used for operating leases	$7,911
Operating lease liabilities arising from obtaining right-of-use assets	$6,228

Other Information
Weighted-average remaining lease term	6.03 yrs
Weighted-average discount rate	6.50%

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of December 31, 2019, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2020	$7,030
2021	5,890
2022	5,751
2023	5,477
2024	4,382
2025 and thereafter	8,019
Sub-total	36,549
Less: imputed interest	6,467
Minimum lease payments	$30,082

Amounts may not add due to rounding.

The future minimum lease payments primarily relate to facilities space. The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. As of December 31, 2019, the Company entered into a lease, commencing in 2020 future lease payments of $8.0 million, excluding purchase options, that are not yet recorded on our Consolidated Balance Sheet.

Letter of Credit

The Company has $2.2 million letter of credits outstanding relating to its leased office space at December 31, 2019.

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

Warrants

The Company has no warrants outstanding as of December 31, 2019 and 2018.

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan (the “Plan”) provides for the issuance of incentive and nonstatutory options and other equity-based awards to its employees and non-employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 4,782,863 shares available for grant at December 31, 2019.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2018	6,947,797	$23.15	7.86	$186,770
Stock option grants	164,524	$64.52	0	$0
Stock options exercised	(1,632,130)	$20.40	0	$(74,068)
Stock options forfeited	(271,192)	$39.73	0	$0
Stock options expired	(2,018)	$0.80	0	$0
Balance at December 31, 2019	5,206,981	$24.47	7.03	$308,538
Vested or expected to vest at December 31, 2019	5,206,981	$24.47	7.03	$308,538
Exercisable at December 31, 2019	3,300,173	$19.60	6.65	$211,594

The total grant-date fair value of stock options granted during the year ended December 31, 2019, 2018 and 2017 was $4.7 million, $27.0 million and $73.8 million, respectively.

All stock-based awards to employees are measured based on the grant-date fair value of the awards and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each award). The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes option-pricing model are determined as follows:

Volatility. Since the Company does not have a trading history prior to July 2015 for its common stock, the expected volatility was derived from a blend of the Company’s history and the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business combined with the Company’s stock volatility over a period equivalent to the expected term of the stock option grants. The Company increases the weighted average applied to the Company’s trading history each year as more history becomes available.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2019	2018	2017
Volatility	46.8% – 47.6%	43.4% – 46.1%	44.8% – 47.7%
Expected life (in years)	5.2	6.0	6.0
Risk-free interest rate	1.35% - 2.55%	2.45% - 3.03%	1.81% - 2.30%
Dividend yield	0	0	0
Weighted-average fair value of underlying stock options	$28.37	$20.26	$12.14

For the year ended December 31, 2019, 2018 and 2017, the Company recorded compensation expense related to stock options granted of $20.4 million and $24.6 million and $17.6 million, respectively.

As of December 31, 2019, the Company had $26.4 million in unrecognized compensation cost related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

Activity under the RSU’s is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2018	1,332,824	$40.61
Granted	878,004	$64.66
Vested and issued	(517,572)	$39.55
Forfeited	(209,698)	$54.14
Balance at December 31, 2019	1,483,558	$54.13
Vested and unissued at December 31, 2019	13,755	$50.90
Non-vested at December 31, 2019	1,469,803	$53.98

The total grant-date fair value of RSU’s granted for the years ended December 31, 2019, 2018 and 2017 were $56.7 million, $49.3 million and $24.8 million, respectively.

For the year ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation expense related to the RSU’s of $30.5 million, $16.7 million and $12.4 million, respectively.

As of December 31, 2019, the Company had $56.8 million in unrecognized compensation cost related to non-vested RSU’s, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Performance Stock Units

The Company began issuing grants Performance Stock Units (“PSUs”) to employees under the 2015 Plan in 2018. Stock-based compensation costs associated with our PSU are initially determined using the fair market value of the Company's common stock on the date the awards are approved by the Compensation Committee of the Board of Directors

(service inception date). The vesting of these PSU is subject to certain performance conditions and a service requirement ranging from 1-3 years. Until the performance conditions are met, stock compensation costs associated with these PSU are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.  Forfeitures are accounted for at the time the occur consistent with Company policy.

Activity under the PSU is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2018	76,624	$38.55
Granted	486,441	$64.94
Vested and issued	(31,338)	$38.55
Forfeited	(19,245)	$67.55
Balance at December 31, 2019	512,482	$62.51
Vested and unissued at December 31, 2019	0	$0
Non-vested at December 31, 2019	512,482	$62.51

The total grant-date fair value of PSU granted for the years ended December 31, 2019 and 2018 were $31.6 million and $3.5 million, respectively.

For the year ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense related to the PSU of $14.6 million and $1.5 million, respectively. The Company had no stock-based compensation expense related to the PSU for the year ended December 31, 2017.

As of December 31, 2019, the Company had $15.2 million in unrecognized compensation cost related to non-vested PSU, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

During 2019 and 2018, the Company issued 64,497 shares and 85,218 shares, respectively, under the ESPP. As of December 31, 2019, 461,650 shares remained available for issuance.

For the year ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation expense related to the ESPP of $1.2 million, $1.0 million and $0.6 million, respectively, based on offerings made under the plan to-date.

As of December 31, 2019, the Company had $0.6 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Administrative and marketing	$4,956	$2,091	$4,584
Sales	10,286	7,638	3,503
Technology and development	7,573	6,000	2,919
General and administrative	43,887	28,040	19,591
Total stock-based compensation expense	$66,702	$43,769	$30,597

Amounts may not add due to rounding.

Note 14. Income Taxes

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

For financial reporting purposes, income (loss) before income taxes for the years ended December 31, 2019, 2018 and 2017 include the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(95,476)	$(91,142)	$(107,703)
International	(13,979)	(5,824)	696
Total	$(109,455)	$(96,966)	$(107,007)

Amounts may not add due to rounding.

The provision (benefit) for income taxes is comprised of the following components:

	Year Ended December 31,
	2019	2018	2017
Current federal	$239	$0	$9
Current state	300	6	0
Current foreign	(262)	2,011	357
Total current	277	2,017	366

Deferred federal	(5,043)	(499)	(273)
Deferred state	(1,783)	416	122
Deferred foreign	(4,042)	(1,816)	(440)
Total deferred	(10,868)	(1,899)	(591)
Total (Benefit) / Provision	$(10,591)	$118	$(225)

Amounts may not add due to rounding.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended
	December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	35.0%
State and local tax	4.6%	4.8%	2.5%
Mandatory repatriation net of dividends received deduction	0%	0%	(3.2)%
Acquisition expenses	(0.4)%	(1.3)%	0%
Non-deductible stock compensation	11.5%	16.5%	6.6%
Executive compensation	(3.8)%	0%	0%
Non-deductible expenses	(0.2)%	(0.3)%	(0.2)%
Foreign rate differential	2.2%	0%	0%
Foreign tax credit	0%	0%	1.2%
Change in deferred taxes due to tax legislation	0%	0%	(34.5)%
Change in valuation allowance due to tax legislation	0%	0%	35.3%
Change in valuation allowance	(25.3)%	(41.5)%	(43.1)%
Other	0.1%	0.7%	0.6%
Effective tax rate	9.7%	(0.1)%	0.2%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$158,520	$136,384
Accrued expenses and compensation	2,168	782
Uncertain tax positions, including interest	352	312
Stock-based compensation	14,914	9,175
Foreign tax credits and alternative minimum tax credits	5,871	7,135
Interest expense carryforward	1,295	1,274
Operating lease assets (1)	7,492	0
Other	127	73
Deferred tax assets	190,739	155,135
Valuation allowance	(121,186)	(93,572)
Net deferred tax assets	69,553	61,563

Deferred tax liabilities:
Debt related	(27,545)	(31,986)
Operating lease liabilities (1)	(6,889)	0
Depreciation of property and equipment	(1,344)	(2,342)
Intangible assets	(55,453)	(59,679)
Deferred tax liabilities	(91,231)	(94,007)

Net deferred tax liabilities	$(21,678)	$(32,444)
(1)	As discussed in Note 14 to the consolidated financial statements, in 2019, we adopted an updated lease accounting standard that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a transition method that does not require application to periods prior to adoption.
(2)	Amounts may not add due to rounding.

As of December 31, 2019, the Company has a valuation allowance of approximately $121.2 million against most of the domestic net deferred tax assets, for which realization cannot be considered more likely than not at this time. The net deferred tax liability is the result of indefinite lived assets related to amortization of U.S. tax deductible goodwill along with foreign operation timing differences. The increase in the valuation allowance of $27.6 million is primarily due to the current year loss in the U.S. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The Company remains in a significant cumulative loss position as of December 31, 2019 and, as a result, management believes a full valuation allowance against most domestic net deferred tax assets, except for the domestic deferred tax liabilities associated with indefinite lived intangible assets, is warranted as of December 31, 2019. The primary driver for the income tax benefit as of December 31, 2019 as compared to the income tax expense at December 31, 2018 is the partial release of the valuation allowance due to the reasessment of the realizability of deferred tax assets. This relates to the intercompany transfer of a U.S. subsidiary from a foreign owned subsidiary to the U.S. parent, which was recorded in the quarter ending September 30,2019. The valuation allowance against the remaining deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of our valuation allowance in a particular reporting period may be material.

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

In accordance with the Tax Cuts and Jobs Act, the Company reduced the current U.S. statutory tax rate from 35 percent to 21 percent on January 1, 2018. The Company also limited its interest deduction in accordance with the changes to IRC Section 163(j), which expands the limitation on the deductibility of interest expense, resulting in the creation of an interest expense carryforward of $5.2 million, at the effective date, which can be carried forward indefinitely and is offset with a valuation allowance. The Company assessed the Global Intangible Low-Taxed Income, and although not material, the Company is accounting for it as a current period cost. The Company is not subject to the Base Erosion and Anti-Abuse Tax.

As of December 31, 2019, the Company has approximately $609.7 million of federal net operating loss carryforwards, $326.7 million of state net operating loss carryforwards, and $39.3 million of foreign net operating loss carryforwards. The federal net operating loss carryforwards created in the year ended December 31, 2018 of $205.8 million carry forward infinitely, while the remaining federal net operating loss carryforwards of $404.0 million begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2019, and the foreign net operating loss carryforwards begin to expire in 2021. As of December 31, 2019, the Company has approximately $5.9 million of foreign tax credits, which begin to expire in 2020.

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

Balance on January 1, 2019	$2,907
Additions based on Prior Year Tax Positions	5
Balance on December 31, 2019	$2,912

The Company anticipates that $2.4 million of unrecognized tax benefits will decrease in the next 12 months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States and other countries, where applicable. There are currently no pending tax examinations. The Company thus is still open under the U.S. statute from 2014 to the present and as early as 2006 to the present for foreign jurisdictions. Earlier years may be examined to the extent that loss carryforwards are used in future periods. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense, net in the consolidated statements of operations.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of $12.8 million for the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2019. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

Note 15. Sale of Assets

On June 29, 2018, the Company completed the sale of certain assets, primarily client contracts for services provided in the workers compensation field for total consideration of $5.5 million. The Company recorded a gain on this sale of $5.5 million which is included in the consolidated statements of operations for the year ended December 31, 2018.

Note 16. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, warrants and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. The Company has 5.2 million outstanding stock options, 2.0 million outstanding restricted stock units and 0.1 million issuable shares of common stock associated with the ESPP.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended
	December 31,
	2019	2018	2017
Net loss	$(98,864)	$(97,084)	$(106,782)
Weighted-average shares used to compute basic and diluted net loss per share	71,845	65,845	55,427
Net loss per share, basic and diluted	$(1.38)	$(1.47)	$(1.93)

Note 17. Quarterly Statement of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2019 and 2018:

(in thousands, except net loss per share data)	1Q18	2Q18	3Q18	4Q18	1Q19	2Q19	3Q19	4Q19

Revenue	$89,644	$94,560	$110,962	$122,741	$128,573	$130,276	$137,969	$156,489
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,856	27,684	34,167	40,028	44,677	41,634	42,799	55,355
Operating expenses:
Advertising and marketing	20,325	19,561	21,668	23,555	26,404	26,616	31,321	25,356
Sales	13,783	14,559	16,303	14,509	16,212	15,832	16,120	16,751
Technology and development	12,904	14,348	13,577	13,544	15,987	16,665	15,746	16,246
Legal and regulatory	1,045	639	807	1,490	1,586	2,019	1,634	1,523
Acquisition and integration related costs	1,569	5,800	1,588	1,434	1,012	1,136	1,995	2,477
Gain on sale	0	(4,070)	(1,430)	0	0	0	0	0
General and administrative	24,001	26,140	30,314	36,461	35,982	38,549	38,681	44,482
Depreciation and amortization	8,253	8,046	9,746	9,557	9,600	9,848	9,617	9,887
Total expenses	108,736	112,707	126,740	140,578	151,460	152,299	157,913	172,077

Loss from operations	(19,092)	(18,147)	(15,778)	(17,837)	(22,887)	(22,023)	(19,944)	(15,588)
Interest expense, net	4,873	6,910	7,666	6,663	6,521	7,211	7,700	7,581

Net loss before taxes	(23,965)	(25,057)	(23,444)	(24,500)	(29,408)	(29,234)	(27,644)	(23,169)
Income tax provision (benefit)	(103)	22	(180)	379	742	90	(7,298)	(4,125)

Net loss	(23,862)	(25,079)	(23,264)	(24,879)	(30,150)	(29,324)	(20,346)	(19,044)
GAAP Net Loss per Share	$(0.39)	$(0.40)	$(0.34)	$(0.35)	$(0.43)	$(0.41)	$(0.28)	$(0.26)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	61,798	62,976	68,248	70,240	70,919	71,721	72,151	72,565

Amounts may not add due to rounding.

Note: The Company acquired Advance Medical on May 31, 2018 and MedecinDirect on April 30, 2019. The results of the acquisitions were integrated within the Company’s existing business on the respective acquisition dates.

Amounts may not add due to rounding.

Note 18. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $3.2 million, $2.7 million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Note 19. Legal Matters

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

Note 20. Subsequent Event

On January 12, 2020, the Company entered into a definitive agreement to acquire InTouch Technologies, Inc., the leading provider of enterprise telehealth solutions for hospitals and health systems. The transaction is expected to close by the end of the second quarter of 2020. Under the terms of the agreement, the purchase price of $600.0 million will consist of approximately $150.0 million in cash and $450.0 million of Teladoc Health’s common stock.