Form 10-Q
period 2020-03-31
Teladoc Health, Inc.
filed 2020-04-29
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 27, 2020, the Registrant had 74,453,266 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2020

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$507,956	$514,353
Short-term investments	2,819	2,711
Accounts receivable, net of allowance of $4,651 and $3,787, respectively	70,721	56,948
Prepaid expenses and other current assets	14,932	13,990
Total current assets	596,428	588,002
Property and equipment, net	10,092	10,296
Goodwill	734,386	746,079
Intangible assets, net	214,666	225,453
Operating lease - right-of-use assets	32,175	26,452
Other assets	15,330	6,545
Total assets	$1,603,077	$1,602,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,142	$9,075
Accrued expenses and other current liabilities	71,927	49,848
Accrued compensation	17,095	31,258
Total current liabilities	97,164	90,181
Other liabilities	10,237	11,539
Operating lease liabilities, net of current portion	29,430	24,994
Deferred taxes	18,848	21,678
Convertible senior notes, net	447,221	440,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 74,076,286 shares and 72,761,941 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	74	73
Additional paid-in capital	1,572,024	1,538,716
Accumulated deficit	(537,128)	(507,525)
Accumulated other comprehensive loss	(34,793)	(17,239)
Total stockholders’ equity	1,000,177	1,014,025
Total liabilities and stockholders’ equity	$1,603,077	$1,602,827

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarter Ended March 31,
	2020	2019
Revenue	$180,799	$128,573
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	72,382	44,677
Operating expenses:
Advertising and marketing	32,515	26,404
Sales	17,940	16,212
Technology and development	19,257	15,987
Legal and regulatory	1,222	1,586
Acquisition and integration related costs	3,664	1,012
General and administrative	45,120	35,982
Depreciation and amortization	9,710	9,600
Total expenses	201,810	151,460
Loss from operations	(21,011)	(22,887)
Interest expense, net	9,303	6,521
Net loss before taxes	(30,314)	(29,408)
Income tax (benefit) expense	(711)	742
Net loss	$(29,603)	$(30,150)

Net loss per share, basic and diluted	$(0.40)	$(0.43)

Weighted-average shares used to compute basic and diluted net loss per share	73,278,857	70,919,496

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarter Ended March 31,
	2020	2019
Net loss	$(29,603)	$(30,150)
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale securities	0	55
Cumulative translation adjustment	(17,554)	(3,843)
Other comprehensive loss, net of tax	(17,554)	(3,788)
Comprehensive loss	$(47,157)	$(33,938)

See accompanying notes to unaudited consolidated financial statements

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance of December 31, 2019	72,761,941	73	1,538,716	(507,525)	(17,239)	1,014,025
Exercise of stock options	671,279	0	14,830	0	0	14,830
Issuance of common stock upon vesting of restricted stock units	642,411	1	(1)	0	0	0
Issuance of common stock for Convertible Notes	655	0	58	0	0	58
Stock-based compensation	0	0	18,421	0	0	18,421
Other comprehensive loss, net of tax	0	0	0	0	(17,554)	(17,554)
Net loss	0	0	0	(29,603)	0	(29,603)
Balance as of March 31, 2020	74,076,286	$74	$1,572,024	$(537,128)	$(34,793)	$1,000,177

Balance as of December 31, 2018	70,516,249	$70	$1,434,780	$(408,661)	$(13,070)	$1,013,119
Exercise of stock options	564,102	1	8,853	0	0	8,854
Issuance of common stock upon vesting of restricted stock units	383,060	0	0	0	0	0
Stock-based compensation	0	0	13,523	0	0	13,523
Other comprehensive loss, net of tax	0	0	0	0	(3,788)	(3,788)
Net loss	0	0	0	(30,150)	0	(30,150)
Balance as of March 31, 2019	71,463,411	$71	$1,457,156	$(438,811)	$(16,858)	$1,001,558

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarter Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(29,603)	$(30,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,228	11,563
Allowance for doubtful accounts	1,247	783
Stock-based compensation	18,315	13,523
Deferred income taxes	(2,820)	(2,672)
Accretion of interest	6,859	6,060
Changes in operating assets and liabilities:
Accounts receivable	(17,219)	(8,251)
Prepaid expenses and other current assets	101	350
Other assets	137	30
Accounts payable	(502)	(28)
Accrued expenses and other current liabilities	21,565	14,530
Accrued compensation	(13,798)	(11,737)
Operating lease liabilities	(1,287)	(479)
Other liabilities	(543)	(1,414)
Net cash used in operating activities	(6,320)	(7,892)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(962)	(571)
Purchase of internal-use software	(1,966)	(1,099)
Proceeds from marketable securities	0	9,000
Sale of assets	0	6
Pre-funding associated with the pending acquisition	(9,000)	0
Net cash (used in) provided by investing activities	(11,928)	7,336
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	14,889	8,854
Cash received for withholding taxes on stock-based compensation, net	164	1,848
Net cash provided by financing activities	15,053	10,702
Net (decrease) increase in cash and cash equivalents	(3,195)	10,146
Foreign exchange difference	(3,202)	(177)
Cash and cash equivalents at beginning of the period	514,353	423,989
Cash and cash equivalents at end of the period	$507,956	$433,958

Income taxes paid	$0	$23

Interest paid	$0	$0

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

On January 12, 2020, the Company entered into a definitive agreement to acquire InTouch Technologies, Inc., the leading provider of enterprise telehealth solutions for hospitals and health systems. The transaction is expected to close in mid-2020. Under the terms of the agreement, the purchase price of $600.0 million will consist of approximately $150.0 million in cash as well as $450.0 million of Teladoc Health’s common stock which is subject to adjustment based on the average of the Company’s stock price for the ten full trading days prior to the completion of the acquisition.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended March 31, 2020 are not necessarily indicative of results for the full 2020 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2019

The unaudited consolidated financial statements include the results of Teladoc Health, its wholly owned subsidiaries, as well as two professional associations, fourteen professional corporations and a service corporation (the “Association”).

Teladoc Physicians, P.A. became Teladoc Health Medical Group, P.A. on January 1, 2020. Teladoc Health Medical Group, P.A. is party to several services agreements by and among it and the professional corporations pursuant to which each professional corporation provides services to Teladoc Health Medical Group, P.A. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net (loss) income for the VIE were $42.5 million and $(0.1) million, respectively, for the quarter ended March 31, 2020 and $21.1 million and $(0.1) million, respectively, for the quarter ended March 31, 2019. The VIE’s total assets were $22.8 million and $13.6 million at March 31, 2020 and December 31, 2019, respectively. Total liabilities for the VIE were $60.4 million and $51.3 million at March 31, 2020 and December 31, 2019, respectively. The VIE’s total stockholders’ deficit was $37.8 million and $37.7 million at March 31, 2020 and December 31, 2019, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $29.4 million and $25.2 million for the quarters ended March 31, 2020 and 2019, respectively. Long-lived assets from foreign operations both totaled $2.2 million as of March 31, 2020 and December 31, 2019.

All intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12 Simplification of Income Taxes (Topic 740) Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. We are early adopting ASU 2019-12 on our consolidated financial statements and disclosures effective January 1, 2020, with no material impact to the financial statements.

In January 2017, the FASB issued ASU 2017-04, Goodwill Simplifications (Topic 350). ASU 2017-04 simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in the U.S. generally accepted accounting principle. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance was effective for the first quarter of 2020 and was adopted in the quarter-ended December 31, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016- 13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The guidance was effective for the first quarter of 2020 and was adopted in the quarter ended March 31, 2020, with no material impact to the financial statements.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies described in the 2019 Form 10-K that have had a material impact on the consolidated financial statements and related notes. The Company has not experienced any significant impact to it’s estimates and assumptions as a result of the COVID-19 pandemic. On an ongoing basis, the Company will continue to closely monitor for any changes to the related impacts, especially on the allowance for doubtful accounts.

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

Subscription access revenue accounted for approximately 76% and 82% of our total revenue for the quarters ended March 31, 2020 and 2019, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended
	March 31,
	2020	2019
Subscription Access Fees:
U.S.	$107,939	$80,979
International	29,114	24,975
Visit Fee Revenue:
U.S. Paid Visits	30,898	18,248
U.S. Visit Fee Only	12,586	4,121
International Paid Visits	262	250
Total Revenues	$180,799	$128,573

As of March 31, 2020, accounts receivable, net of allowance for doubtful accounts, were $70.7 million. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the client or member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $5.4 million and $2.9 million in the deferred revenue balance for the three months ended March 31, 2020 and 2019, respectively, are primarily driven by the direct-to-consumer behavioral health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligations associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $1.2 million and $0.6 million for the quarter ended March 31, 2020 and 2019, respectively.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter ended March 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

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

Note 5. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
March 31, 2020
Client relationships	2 to 20 years	$232,987	$(65,733)	$167,254	13.0
Non-compete agreements	1.5 to 5 years	4,930	(4,366)	564	1.2
Trademarks	3 to 15 years	41,764	(7,727)	34,037	12.6
Patents	3 years	200	(200)	0	0
Internal-use software and other	3 to 5 years	37,219	(24,408)	12,811	2.4
Intangible assets, net		$317,100	$(102,434)	$214,666	12.3
December 31, 2019
Client relationships	2 to 20 years	$237,182	$(60,647)	$176,535	13.1
Non-compete agreements	1.5 to 5 years	4,958	(4,260)	698	1.4
Trademarks	3 to 15 years	42,606	(7,143)	35,463	12.9
Patents	3 years	200	(200)	0	0
Internal-use software	3 to 5 years	34,850	(22,093)	12,757	2.3
Intangible assets, net		$319,796	$(94,343)	$225,453	12.4

Amortization expense for intangible assets was $8.9 million and $8.7 million for the quarters ended March 31, 2020 and 2019, respectively.

Note 6. Goodwill

Goodwill consists of the following (in thousands):

As of March 31,
2020
Beginning balance	$746,079
Cumulative translation adjustment	(11,693)
Goodwill	$734,386

Note 7. Leases

The Company commenced a new 5 year lease on March 1, 2020 for office space in Santa Clara, CA. As a result the Company recorded a right-of-use asset and lease liability of $6.8 million as of March 1, 2020.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Professional fees	$1,567	$1,535
Consulting fees/provider fees	16,668	10,618
Client performance guarantees	3,087	3,298
Legal fees	1,549	1,077
Interest payable	3,889	838
Income tax payable	5,478	2,859
Insurance	1,587	1,263
Marketing	3,052	2,810
Operating lease liabilities - current	5,836	5,088
Deferred revenue	17,872	12,466
Other	11,342	7,996
Total	$71,927	$49,848

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$507,956	$0	$0	$507,956
Short-term investments	$0	$2,819	$0	$2,819
Contingent liability	$0	$0	$4,782	$4,782

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$514,353	$0	$0	$514,353
Short-term investments	$0	$2,711	$0	$2,711
Contingent liability	$0	$—	$4,769	$4,769

There were no transfers between fair value measurement levels during the quarter ended March 31, 2020 and 2019.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at December 31, 2019	$4,769
Payments	0
Change in fair value	105
Currency translation adjustment	(92)
Fair value at March 31, 2020	$4,782

Note 10. Revolving Credit Facility

The Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the “New Revolving Credit Facility”) in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. The Company has maintained the New Revolving Credit Facility and, there was no amount outstanding as of March 31, 2020 and December 31, 2019. The Company utilized $2.2 million of letters of credit for facility security deposits at March 31, 2020.

The Company was in compliance with all debt covenants at March 31, 2020 and December 31, 2019.

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

The 2025 Notes consist of the following (in thousands):

	As of March 31,	As of December 31,
Liability component	2020	2019
Principal	$287,500	$287,500
Less: Debt discount, net (1)	(78,131)	(81,207)
Net carrying amount	$209,369	$206,293
(1)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $833.8 million as of March 31, 2020. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2020, the remaining contractual life of the 2025 Notes is approximately 5.1 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Quarters Ended
	March 31,
	2020	2019
Contractual interest expense	$988	$975
Amortization of debt discount	3,076	2,836
Total	$4,064	$3,811
Effective interest rate of the liability component	7.9%	7.9%

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

The 2022 Notes consist of the following (in thousands):

	As of March 31,	As of December 31,
Liability component	2020	2019
Principal	$274,970	$274,995
Less: Debt discount, net (2)	(37,118)	(40,878)
Net carrying amount	$237,852	$234,117
(2)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $970.2 million as of March 31, 2020. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2020, the remaining contractual life of the 2022 Notes is approximately 2.7 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarters Ended
	March 31,
	2020	2019
Contractual interest expense	$2,062	$2,034
Amortization of debt discount	3,761	3,374
Total	$5,823	$5,408
Effective interest rate of the liability component	10.0%	10.0%

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

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s officers and a former officer. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period March 3, 2016 through December 5, 2019. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of the Company’s previous Executive Officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. The Company believes that the claims against the Company and its officers are without merit, and the Company and its named officers intend to defend the Company vigorously, including filing a motion to dismiss the complaint.

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

Stock Plan and Stock Options

The Company’s 2015 Incentive Award Plan and 2017 Inducement Plan (the “Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 8,161,962 shares available for grant at March 31, 2020.

Activity under the Plan is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2019	5,206,981	$24.47	7.03	$308,538
Stock option grants	7,441	$106.25	0	$0
Stock options exercised	(671,279)	$22.10	0	$(65,192)
Stock options forfeited	(126,577)	$34.48	0	$0
Balance at March 31, 2020	4,416,566	$24.67	6.77	$575,408
Vested or expected to vest at March 31, 2020	4,414,765	$24.67	6.77	$575,408
Exercisable at March 31, 2020	3,055,075	$19.80	6.41	$413,071

The total grant-date fair value of stock options granted during the quarters ended March 31, 2020 and 2019 was $0.3 million and $1.2 million, respectively.

Stock-Based Compensation

All stock-based awards to employees are measured based on the grant-date fair value of the awards and are generally recognized on a straight line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each restricted stock unit (“RSU”). The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Quarters Ended March 31,
	2020	2019
Volatility	46.1% – 47.9%	47.5% – 47.6%
Expected life (in years)	4.3	5.4
Risk-free interest rate	0.87% - 1.64%	2.50% - 2.55%
Dividend yield	–	–
Weighted-average fair value of underlying stock options	$42.06	$27.87

For the quarter ended March 31, 2020 and 2019, the Company recorded compensation expense related to stock options granted of $3.9 million and $5.5 million, respectively.

As of March 31, 2020, the Company had $20.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock Units

In May 2017, the Company commenced issuing RSUs pursuant to the Plan to certain employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSUs is determined on the date of grant. The Company will record compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under the RSUs is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2019	1,483,558	$54.13
Granted	321,311	$122.96
Vested and issued	(455,956)	$51.79
Forfeited	(54,476)	$48.78
Balance at March 31, 2020	1,294,437	$58.82
Vested and unissued at March 31, 2020	13,755	$50.90
Non-vested at March 31, 2020	1,280,682	$58.91

The total grant-date fair value of RSUs granted during the quarter ended March 31, 2020 and 2019 were $39.5 million and $48.0 million, respectively.

For the quarter ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to the RSUs of $9.4 million and $5.0 million respectively.

As of March 31, 2020, the Company had $82.8 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Performance Stock Units

The Company began issuing grants Performance Stock Units (“PSUs”) to employees under the Plan in 2018. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by the Compensation Committee of the Board of Directors (service inception date). The vesting of these PSU is subject to certain performance conditions and a service requirement ranging from 1-3 years. Until the performance conditions are met, stock compensation costs associated with these PSU reflect the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards. Forfeitures are accounted for at the time the occur consistent with Company policy.

Activity under the PSU is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2019	512,482	$62.51
Granted	111,199	$117.81
Vested and issued	(186,455)	$62.02
Balance at March 31, 2020	437,226	$76.78
Vested and unissued at March 31, 2020	0	$0
Non-vested at March 31, 2020	437,226	$76.78

The total grant-date fair value of PSUs granted during the quarter ended March 31, 2020 and 2019 were $13.1 million and $28.4 million, respectively.

For the quarter ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to the PSU of $4.6 million and $2.6 million, respectively.

As of March 31, 2020, the Company had $25.4 million in unrecognized compensation cost related to non-vested PSU, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 832,492 shares of common stock were reserved for issuance under this plan as of March 31, 2020. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarter March 31, 2020, the Company had not issued any shares under the ESPP. During 2019, the Company issued 64,497 shares under the ESPP. As of March 31, 2020, 555,267 shares remained available for issuance.

For the quarter ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $0.4 million and $0.3 million, respectively.

As of March 31, 2020, the Company had $0.2 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSU’s and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarter Ended
	March 31,
	2020	2019
Administrative and marketing	$1,259	$821
Sales	2,919	2,130
Technology and development	2,104	1,898
General and administrative	12,033	8,674
Total stock-based compensation expense	$18,315	$13,523

Note 14. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter ended March 31, 2020, the Company recognized an income tax benefit of $0.7 million, primarily due to the amortization of acquired intangibles and stock compensation deductions. For the quarter ended March 31, 2019, the income tax expense was primarily due U.S. tax expense for its non-consolidated U.S. subsidiary, which was transferred to the U.S. parent company in the fourth quarter of 2019 and as a result the subsidiary’s 2020 income will be offset by other U.S. losses as the company has elected to include it in the U.S. consolidation, as well as amortization of tax-deductible goodwill.

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

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K in the Annual Report for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2019, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. from Teladoc, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

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

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 41% to $180.8 million for the quarter ended March 31, 2020, including $0.9 million from our April 2019 MedecinDirect acquisition. The increase in revenue includes an unprecedented surge in demand for our services in the month of March associated with the global outbreak of COVID-19.

For the quarter ended March 31, 2020, 76% and 24% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended March 31, 2019, 82% and 18% of our revenue was derived from subscription access fees and visit fees, respectively. The increased percentage of visit related revenue in 2020 is a result of the COVID-19 pandemic. Additionally, we believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader U.S. healthcare system.

Membership and Visits

We completed approximately 2.0 million telehealth visits in the first three months of 2020 and approximately 4.1 million telehealth visits for the full year of 2019. Paid Membership increased by approximately 6.2 million Members to 43.0 million from December 31, 2019 through March 31, 2020.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offerings.

On January 12, 2020, the Company entered into a definitive agreement to acquire InTouch Technologies, Inc., the leading provider of enterprise telehealth solutions for hospitals and health systems. The transaction is expected to close by the end of the second quarter of 2020. Under the terms of the agreement, the purchase price of $600.0 million will consist of approximately $150.0 million in cash as well as $450.0 million of Teladoc Health’s common stock which is subject to adjustment based on the average of the Company’s stock price for the ten full trading days prior to the completion of the acquisition.

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

Key Factors Affecting Our Performance

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee. Membership increased by approximately 6.2 million Members to 43.0 million from December 31, 2019 through March 31, 2020.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for certain of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 92% or 1.0 million to approximately 2.0 million for the quarter ended March 31, 2020 compared to the same period in 2019. The increase in visits is reflective of our ability to secure new clients as well as the surge in demand for our services associated with COVID-19.

Seasonality. We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, the majority of our new Client contracts have an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Our business also has become more diversified across services, channels and geographies. As a result, we have seen a diversification of client start dates, resulting from our health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start.

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. We experienced a surge in demand for our services in March of 2020 associated with the COVID-19 global pandemic and anticipate that this will alter our historical seasonal utilization trends during 2020. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2019 filed with the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, accounting for business combinations, goodwill, intangible assets, long-lived assets, capitalized development costs, earnout, income taxes, lease liabilities, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and there have been no material changes to our critical accounting policies during 2020.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters ended March 31, 2020 and 2019 and the dollar and percentage change between the respective periods:

	Quarter Ended March 31,
	2020	2019
	$	$	Variance	%
Revenue	$180,799	$128,573	$52,226	41%
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	72,382	44,677	27,705	62%
Operating expenses:
Advertising and marketing	32,515	26,404	6,111	23%
Sales	17,940	16,212	1,728	11%
Technology and development	19,257	15,987	3,270	20%
Legal and regulatory	1,222	1,586	(364)	-23%
Acquisition and integration related costs	3,664	1,012	2,652	262%
General and administrative	45,120	35,982	9,138	25%
Depreciation and amortization	9,710	9,600	110	1%
Loss from operations	(21,011)	(22,887)	1,876	-8%
Interest expense, net	9,303	6,521	2,782	43%
Net loss before taxes	(30,314)	(29,408)	(906)	3%
Income tax (benefit) expense	(711)	742	(1,453)	-196%
Net loss	$(29,603)	$(30,150)	$547	-2%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the quarters ended March 31, 2020 and 2019:

	Quarter Ended
	March 31,
	2020	2019
Net loss	$(29,603)	$(30,150)
Add:
Interest expense, net	9,303	6,521
Income tax (expense)/benefit	(711)	742
Depreciation expense	851	863
Amortization expense	8,859	8,737
EBITDA(1)	(11,301)	(13,287)
Stock-based compensation	18,315	13,523
Acquisition and integration related costs	3,664	1,012
Adjusted EBITDA(1)	$10,678	$1,248
(1)	Non-GAAP Financial Measures:

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

Consolidated Results of Operations Discussion

We completed our acquisition of MedecinDirect on April 30, 2019. The results of operations of the aforementioned acquisition has been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of acquisition.

Revenue. Total revenue was $180.8 million for the quarter ended March 31, 2020, compared to $128.6 million during the quarter ended March 31, 2019, an increase of $52.2 million, or 41%, with organic growth reflecting a 40% increase. The primary increase in revenue in 2020 was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees and an increase in volume associated with the COVID-19 pandemic. Subscription access fee revenue increased to $137.1 million or 29% for the quarter ended March 31, 2020. The increase in subscription access fees was due to the addition of new Clients and direct-to-consumer members, as the number of paid Members increased by 61% from March 31, 2019 to March 31, 2020. Revenue from U.S. subscription access fees was $107.9 million for the quarter ended March 31, 2020 compared to $81.0 million for the quarter ended March 31, 2019. We generated $29.1 million of international subscription access fees for the quarter ended March 31, 2020 and $25.0 million for the quarter ended March 31, 2019.

We completed approximately 2.0 million visits, representing $43.7 million of visit fees for the quarter ended March 31, 2020, compared to approximately 1.1 million visits, representing $22.6 million of visit fees during the quarter ended March 31, 2019. The increase in visit fees is associated with the aforementioned increase in paid Members as well as the impact of COVID-19.

Cost of Revenue. Cost of revenue was $72.4 million for the quarter ended March 31, 2020 compared to $44.7 million for the quarter ended March 31, 2019, an increase of $27.7 million, or 62%. The increase was primarily due to increased general medical visits and behavioral health visits resulting in increased provider fees, additional incentive fees paid to physicians and physician network operation center costs. The cost of revenue for March 31, 2020 also reflects approximately $4.0 million for additional investments in capacity expansion associated with the global outbreak of COVID-19.

Advertising and Marketing Expenses. Advertising and marketing expenses were $32.5 million for the quarter ended March 31, 2020 compared to $26.4 million for the quarter ended March 31, 2019, an increase of $6.1 million, or 23%. This increase primarily consisted of increased digital advertising, member engagement and acquisition initiatives, sponsorship of professional organizations and trade shows of $5.1 million and increases in employee-related expenses and others of $1.0 million.

Sales Expenses. Sales expenses were $17.9 million for the quarter ended March 31, 2020 compared to $16.2 million for the quarter ended March 31, 2019, an increase of $1.7 million, or 11%. This increase primarily consisted of increased staffing and sales commissions of $2.3 million and offset by a decrease to other sales expenses of $0.6 million.

Technology and Development Expenses. Technology and development expenses were $19.3 million for the quarter ended March 31, 2020 compared to $16.0 million for the quarter ended March 31, 2019, an increase of $3.3 million, or 20%. This increase resulted primarily from hiring additional personnel totaling $1.9 million and other professional expenses of $1.4 million.

Legal and Regulatory Expenses. Legal and regulatory expenses were $1.2 million for the quarter ended March 31, 2020 compared to $1.6 million for the quarter ended March 31, 2019, a decrease of $0.4 million, or 23%. The decrease in 2020 resulted primarily from timing associated with activities to support litigation.

Acquisition and Integration Related Costs. Acquisition and integration related costs, incurred primarily in connection with integration activities of prior acquisitions as well as costs associated with the pending In Touch Technologies, Inc. acquisition, were $3.7 million for the quarter ended March 31, 2020 compared to $1.0 million for the quarter ended March 31, 2019, an increase of $2.7 million. The 2020 and 2019 acquisition and integration related costs represent investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other non-recurring transaction costs related to mergers and acquisitions.

General and Administrative Expenses. General and administrative expenses were $45.1 million for the quarter ended March 31, 2020 compared to $36.0 million for the quarter ended March 31, 2019, an increase of $9.1 million, or 25%. This increase was driven primarily by an increase in employee-related expenses of approximately $4.6 million resulting from growth in total employee headcount to 2,588 at March 31, 2020 as compared to 2,046 employees at March 31, 2019 reflecting the impact of the MedecinDirect acquisitions and to support the increase volume of activities due to COVID-19. Other expenses, which include office-related charges, professional fees and bank charges, increased by $4.6 million for the quarter ended March 31, 2020 as compared to March 31, 2019.

Depreciation and Amortization. Depreciation and amortization were $9.7 million for the quarter ended March 31, 2020 compared to $9.6 million for the quarter ended March 31, 2019, an increase of $0.1 million, or 1%. The increase was primarily due to the impact from acquisitions in 2019. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that increased from $305.4 million at March 31, 2019 to $317.1 million at March 31, 2020 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $23.0 million at March 31, 2019 to $26.2 million at March 31, 2020..

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our Convertible Senior Notes, interest income from short-term investments in marketable securities as well as foreign exchange gain or loss. Interest expense, net was $9.3 million for the quarter ended March 31, 2020 compared to $6.5 million for the quarter ended March 31, 2019. The increase in net interest expense in 2020 reflects interest expense accretion associated with our Convertible Senior Notes, lower interest income from short-term investments as well as higher foreign exchange loss.

Income tax (benefit) expense.   Income tax benefit was $0.7 million for the quarter ended March 31, 2020 compared to an income tax expense $0.7 million for the quarter ended March 31, 2019 and is primarily reflective of the jurisdiction mix of income in the first quarter of 2020.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Quarter Ended
	March 31,
	2020	2019
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(6,320)	$(7,892)
Net cash (used in) provided by investing activities	(11,928)	7,336
Net cash provided by financing activities	15,053	10,702
Total	$(3,195)	$10,146

Historically, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

On April 30, 2019, we completed the acquisition of MedecinDirect. The purchase price was $11.2 million cash with additional potential earnout consideration. We also made a $5.0 million minority investment in Vida Health on June 19, 2019.

Our principal sources of liquidity are cash and cash equivalents totaling $508.0 million as of March 31, 2020, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $2.8 million as of March 31, 2020.

Cash Used in Operating Activities

For the three months ended March 31, 2020, cash used in operating activities was $6.3 million. The negative cash flows resulted primarily from our net loss of $29.6 million, changes in deferred income tax of $2.8 million and adjusted for the effect of net changes in working capital and other balance sheet accounts largely associated with the Company’s annual bonus payment in March resulting in cash outflows of approximately $11.6 million. These are partially offset by depreciation and amortization of $11.2 million, allowance for doubtful accounts of $1.3 million, stock-based compensation of $18.3 million and accretion of interest of $6.9 million.

For the three months ended March 31, 2019, cash used in operating activities was $7.9 million. The negative cash flows resulted primarily from our net loss of $30.2 million, adjusted for deferred income tax of $2.7 million, partially offset by depreciation and amortization of $11.6 million, allowance for doubtful accounts of $0.8 million, stock-based compensation of $13.5 million and accretion of interest of $6.1 million.

The decrease in cash used in operating activities for the three months ended March 31, 2020 and March 31, 2019 was primarily the result of the aforementioned annual bonus payment partially offset by the Company’s ability to continue to increase our revenue dollars while gaining operating leverage on our cash related operating expenses.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $11.9 million for the three months ended March 31, 2020. Cash used in investing activities consisted of the purchases of property and equipment totaling $0.9 million, investments in internally developed capitalized software of $2.0 million, and $9.0 million of pre-funding associated with the pending InTouch Technologies, Inc. acquisition.

Cash provided by investing activities was $7.3 million for the three months ended March 31, 2019. Cash provided by investing activities consisted of maturities of short-term marketable securities of $9.0 million, net of sales, offset by the purchases of property and equipment totaling $0.6 million and investments in internally developed capitalized software of $1.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $15.1 million. Cash provided by financing activities consisted of $14.9 million of proceeds from the exercise of employee stock options and $0.2 million of timing associated with cash proceeds for tax withholding for options exercised.

Cash provided by financing activities for the three months ended March 31, 2019 was $10.7 million. Cash provided by financing activities consisted of $8.9 million of proceeds from the exercise of employee stock options and $1.8 million of timing associated with cash proceeds for tax withholding for options exercised.

Looking Forward

At March 31, 2020, the Company’s cash and short-term investments were $510.8 million. For the three months ended March 31, 2020, we have experienced positive Adjusted EBITDA and for the full year 2020 we anticipate positive Adjusted EBITDA as well as positive free cash flow.

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

On July 23, 2018, we filed an automatically effective universal shelf registration statement on Form S-3 under the Securities Act (the “2019 Shelf”). The 2019 Shelf registers the offering of securities, including common stock, preferred stock and debt securities, that we may issue from time to time in amounts to be determined, as well as the issuance of common stock by selling stockholders. Issuances of securities under the 2019 Shelf require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and other factors impacting our borrowing capacity.

Indebtedness

We entered into a $10.0 million New Revolving Credit Facility in 2017. The New Revolving Credit Facility is available for working capital and other general corporate purposes. We have maintained the New Revolving Credit Facility and, there was no amount outstanding as of March 31, 2020 and December 31, 2019. The Company utilized $2.2 million of letters of credit for facility security deposits and credit card at March 31, 2020 and December 31, 2019, respectively.

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

We were in compliance with all debt covenants at March 31, 2020 and December 31, 2019.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2020:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$42,428	$6,107	$14,694	$13,120	$8,507
Debt obligations under the Convertible Notes	562,470	0	$274,970	$0	$287,500
Interest associated with the Convertible Notes	38,728	12,202	$18,126	$7,906	$494
Total	$643,626	$18,309	$307,790	$21,026	$296,501

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt with our New Revolving Credit Facility as of March 31, 2020. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business primarily within the United States and currently execute more than 84% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

No Client represented over 10% of revenues for the quarters ended March 31, 2020 and 2019.

No Client represented over 10% of accounts receivable at March 31, 2020 and December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At March 31, 2020, the Company is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

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

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2019.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could cause disruptions and severely impact our business, including, but not limited to:

●	causing one or more of our Clients to file for bankruptcy protection or shut down;
●	reducing Client and Member subscription fees generated, as well as visit fees by other individuals, as a result of funding constraints related to loss of revenue or employment;

●	negatively impacting collections of accounts receivable;
●	negatively impacting our ability to facilitate the provision of our services to Clients and other consumers; and
●	harming our business, results of operations and financial condition.

We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts.

Our continued access to sources of liquidity also depend on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. As of March 31, 2020, we had unused commitments under our revolving credit facility available to us of $10.0 million (without giving effect to approximately $2.2 million of letters of credit). There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of the agreements governing our current indebtedness include, and any future debt agreements could include, restrictive covenants, which could restrict our business operations.

The outbreak also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing Clients, Members and other consumers, who are also generally working remotely.

It is not possible for us to accurately predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated January 11, 2020, by and among Teladoc Health, Inc., Jonata Sub One, Inc., Jonata Sub Two, Inc., InTouch Technologies, Inc. and Fortis Advisors LLC, as equity holder representative	8-K	001-37477	2.1	1/13/20

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Fourth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/25/19

10.1	Separation and Release of Claims Agreement, dated January 3, 2020, by and between Teladoc Health, Inc. and Peter McClennen.					*

10.2	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan					*

21.1	Subsidiaries of the Registrant.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1

Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						**

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.					**

Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**   Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC HEALTH, INC.

Date: April 29, 2020	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: April 29, 2020	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer