Form 10-Q
period 2020-06-30
Teladoc Health, Inc.
filed 2020-07-30
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 24, 2020, the Registrant had 81,228,458 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2020

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$1,308,843	$514,353
Short-term investments	2,932	2,711
Accounts receivable, net of allowance of $5,113 and $3,787, respectively	76,902	56,948
Prepaid expenses and other current assets	14,433	13,990
Total current assets	1,403,110	588,002
Property and equipment, net	9,606	10,296
Goodwill	742,314	746,079
Intangible assets, net	213,474	225,453
Operating lease - right-of-use assets	30,440	26,452
Other assets	19,884	6,545
Total assets	$2,418,828	$1,602,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,816	$9,075
Accrued expenses and other current liabilities	75,153	46,905
Accrued compensation	37,579	34,201
Total current liabilities	123,548	90,181
Other liabilities	5,257	11,539
Operating lease liabilities, net of current portion	27,940	24,994
Deferred taxes	18,976	21,678
Convertible senior notes, net	948,178	440,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 79,099,433 shares and 72,761,941 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	79	73
Additional paid-in capital	1,879,573	1,538,716
Accumulated deficit	(562,810)	(507,525)
Accumulated other comprehensive loss	(21,913)	(17,239)
Total stockholders’ equity	1,294,929	1,014,025
Total liabilities and stockholders’ equity	$2,418,828	$1,602,827

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$241,030	$130,276	$421,829	$258,849
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	90,780	41,634	163,162	86,311
Operating expenses:
Advertising and marketing	47,578	26,616	80,093	53,020
Sales	18,687	15,832	36,627	32,044
Technology and development	23,029	16,665	42,286	32,652
Legal and regulatory	2,232	2,019	3,454	3,605
Acquisition and integration related costs	1,627	1,136	5,291	2,148
General and administrative	54,383	38,549	99,503	74,531
Depreciation and amortization	9,893	9,848	19,603	19,448
Total expenses	248,209	152,299	450,019	303,759
Loss from operations	(7,179)	(22,023)	(28,190)	(44,910)
Loss on extinguishment of debt	7,751	0	7,751	0
Interest expense, net	13,151	7,211	22,454	13,732
Net loss before taxes	(28,081)	(29,234)	(58,395)	(58,642)
Income tax (benefit) expense	(2,399)	90	(3,110)	832
Net loss	$(25,682)	$(29,324)	$(55,285)	$(59,474)

Net loss per share, basic and diluted	$(0.34)	$(0.41)	$(0.74)	$(0.83)

Weighted-average shares used to compute basic and diluted net loss per share	76,512,870	71,721,246	74,919,194	71,322,586

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(25,682)	$(29,324)	$(55,285)	$(59,474)
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale securities	0	5	0	60
Cumulative translation adjustment	12,880	4,311	(4,674)	468
Other comprehensive loss, net of tax	12,880	4,316	(4,674)	528
Comprehensive loss	$(12,802)	$(25,008)	$(59,959)	$(58,946)

See accompanying notes to unaudited consolidated financial statements

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance of December 31, 2019	72,761,941	$73	$1,538,716	$(507,525)	$(17,239)	$1,014,025
Exercise of stock options	671,279	0	14,830	0	0	14,830
Issuance of common stock upon vesting of restricted stock units	642,411	1	(1)	0	0	0
Issuance of common stock for 2022 Notes	655	0	58	0	0	58
Stock-based compensation	0	0	18,421	0	0	18,421
Other comprehensive loss, net of tax	0	0	0	0	(17,554)	(17,554)
Net loss	0	0	0	(29,603)	0	(29,603)
Balance as of March 31, 2020	74,076,286	74	1,572,024	(537,128)	(34,793)	1,000,177
Exercise of stock options	927,684	1	18,682	0	0	18,683
Issuance of common stock upon vesting of restricted stock units	109,768	0	(0)	0	0	0
Issuance of stock under employee stock purchase plan	35,901	0	2,473	0	0	2,473
Issuance of common stock for 2022 Notes	3,949,794	4	693,802	0	0	693,806
Equity portion of extinguishment of 2022 Convertible Notes	0	0	(715,151)	0	0	(715,151)
Equity component of 2027 Notes, net of issuance costs	0	0	285,601	0	0	285,601
Stock-based compensation	0	0	22,142	0	0	22,142
Other comprehensive loss, net of tax	0	0	0	0	12,880	12,880
Net loss	0	0	0	(25,682)	0	(25,682)
Balance as of June 30, 2020	79,099,433	$79	$1,879,573	$(562,810)	$(21,913)	$1,294,929

Balance as of December 31, 2018	70,516,249	$70	$1,434,780	$(408,661)	$(13,070)	$1,013,119
Exercise of stock options	564,102	1	8,853	0	0	8,854
Issuance of common stock upon vesting of restricted stock units	383,060	0	0	0	0	0
Stock-based compensation	0	0	13,523	0	0	13,523
Other comprehensive loss, net of tax	0	0	0	0	(3,788)	(3,788)
Net loss	0	0	0	(30,150)	0	(30,150)
Balance as of March 31, 2019	71,463,411	71	1,457,156	(438,811)	(16,858)	1,001,558
Exercise of stock options	350,219	1	6,846	0	0	6,847
Issuance of restricted stock units	85,035	0	0	0	0	0
Issuance of stock under employee stock purchase plan	35,716	0	1,875	0	0	1,875
Stock-based compensation	0	0	17,368	0	0	17,368
Other comprehensive loss, net of tax	0	0	0	0	4,316	4,316
Net loss	0	0	0	(29,324)	0	(29,324)
Balance as of June 30, 2019	71,934,381	$72	$1,483,245	$(468,135)	$(12,542)	$1,002,640

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(55,285)	$(59,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,655	22,443
Allowance for doubtful accounts	2,290	1,014
Stock-based compensation	40,243	30,891
Deferred income taxes	(3,457)	(1,472)
Accretion of interest	16,576	12,347
Loss on extinguishment of debt	7,751	0
Changes in operating assets and liabilities:
Accounts receivable	(24,773)	(7,237)
Prepaid expenses and other current assets	1,595	1,251
Other assets	36	74
Accounts payable	1,844	374
Accrued expenses and other current liabilities	25,208	10,358
Accrued compensation	(1,818)	(9,133)
Operating lease liabilities	(2,788)	(794)
Other liabilities	(847)	(2,385)
Net cash provided by (used) in operating activities	29,230	(1,743)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(1,641)	(1,248)
Purchase of internal-use software	(6,449)	(2,975)
Proceeds from marketable securities	0	22,695
Sale of assets	0	7
Investment in securities	0	(5,000)
Pre-funding associated with the pending acquisition	(13,500)	(11,207)
Net cash (used in) provided by investing activities	(21,590)	2,272
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	33,513	15,701
Proceeds from issuance of 2027 Notes	1,000,000	0
Issuance costs of 2027 Notes	(24,070)	0
Contingent consideration fair value adjustment	0	210
Repurchase of 2022 Notes	(228,130)	0
Proceeds from employee stock purchase plan	2,473	1,875
Cash received (paid) for withholding taxes on stock-based compensation, net	4,492	(1,886)
Net cash provided by financing activities	788,278	15,900
Net increase in cash and cash equivalents	795,918	16,429
Foreign exchange difference	(1,428)	25
Cash and cash equivalents at beginning of the period	514,353	423,989
Cash and cash equivalents at end of the period	$1,308,843	$440,443

Income taxes paid	$59	$309

Interest paid	$5,609	$6,102

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

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc., the leading provider of enterprise telehealth solutions for hospitals and health systems. See Note 15 “Subsequent Events”.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and six months ended June 30, 2020 are not necessarily indicative of results for the full 2020 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2019

The unaudited consolidated financial statements include the results of Teladoc Health, its wholly owned subsidiaries, as well as two professional associations, eleven professional corporations and a service corporation (the “Association”).

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

Total revenue and net (loss) income for the VIE were $57.7 million and $0.9 million, respectively, for the quarter ended June 30, 2020 and $17.4 million and $(0.2) million, respectively, for the quarter ended June 30, 2019. Total revenue and net (loss) income for the VIE were $100.2 million and $0.8 million, respectively, for the six months ended June 30, 2020 and $38.5 million and $(0.3) million, respectively, for the six months ended June 30, 2019. The VIE’s total assets were $22.9 million and $13.6 million at June 30, 2020 and December 31, 2019, respectively. Total liabilities for the VIE were $59.8 million and $51.3 million at June 30, 2020 and December 31, 2019, respectively. The VIE’s total stockholders’ deficit was $36.9 million and $37.7 million at June 30, 2020 and December 31, 2019, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $30.5 million and $26.1 million for the quarters ended June 30, 2020 and 2019, respectively. Revenue earned by foreign operations outside of the United States were $59.9 million and $51.3 million for the six months ended June 30, 2020 and 2019, respectively. Long-lived assets from foreign operations totaled $1.6 million and $2.2 million as of June 30, 2020 and December 31, 2019, respectively.

All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12 Simplification of Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. We have early adopted ASU 2019-12 on our consolidated financial statements and disclosures effective January 1, 2020, with no material impact to the financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016- 13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. The standard applies as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The guidance was effective and adopted in the quarter ended March 31, 2020, with no material impact to the financial statements.

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

Subscription access revenue accounted for approximately 76% and 85% of our total revenue for the quarters ended June 30, 2020 and 2019, respectively. Subscription access revenue accounted for approximately 76% and 84% of our total revenue for the six months ended June 30, 2020 and 2019, respectively.

.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Subscription Access Fees:
U.S.	$152,021	$85,530	$259,960	$166,509
International	30,150	25,711	59,264	50,686
Visit Fee Revenue:
U.S. Paid Visits	39,041	15,083	69,939	33,331
U.S. Visit Fee Only	19,471	3,546	32,057	7,667
International Paid Visits	347	406	609	656
Total Revenues	$241,030	$130,276	$421,829	$258,849

As of June 30, 2020, accounts receivable, net of allowance for doubtful accounts, were $76.9 million. The allowance for doubtful accounts reflects our best estimate of expected losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the client or member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $12.3 million and $4.6 million in the deferred revenue balance for the six months ended June 30, 2020 and 2019, respectively, are primarily driven by the direct-to-consumer behavioral health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligations associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $2.4 million and $0.6 million for the quarter ended June 30, 2020 and 2019, respectively. The Company issued refunds of approximately $3.7 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter and six months ended June 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

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

Note 5. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
June 30, 2020
Client relationships	2 to 20 years	$235,906	$(72,523)	$163,383	12.8
Non-compete agreements	1.5 to 5 years	4,960	(4,508)	452	0.9
Trademarks	3 to 15 years	42,319	(8,524)	33,795	12.2
Patents	3 years	200	(200)	0	0
Internal-use software and other	3 to 5 years	42,546	(26,702)	15,844	2.6
Intangible assets, net		$325,931	$(112,457)	$213,474	11.4
December 31, 2019
Client relationships	2 to 20 years	$237,182	$(60,647)	$176,535	13.1
Non-compete agreements	1.5 to 5 years	4,958	(4,260)	698	1.4
Trademarks	3 to 15 years	42,606	(7,143)	35,463	12.9
Patents	3 years	200	(200)	0	0
Internal-use software and other	3 to 5 years	34,850	(22,093)	12,757	2.3
Intangible assets, net		$319,796	$(94,343)	$225,453	12.4

Amortization expense for intangible assets was $9.0 million and $9.0 million for the quarters ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $17.9 million and $17.7 million for the six months ended June 30, 2020 and 2019, respectively.

Note 6. Goodwill

Goodwill consists of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Beginning balance	$746,079	$737,197
Additions associated with acquisitions	0	10,604
Cumulative translation adjustment	(3,765)	(1,722)
Goodwill	$742,314	$746,079

Note 7. Leases

The Company commenced a new 5 year lease on March 1, 2020 for office space in Santa Clara, CA. As a result the Company recorded a right-of-use asset and lease liability of $6.8 million as of March 1, 2020.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Professional fees	$1,838	$1,535
Consulting fees/provider fees	18,430	10,618
Client performance guarantees	3,121	3,298
Legal fees	1,820	1,077
Interest payable	2,046	838
Income tax payable	1,790	2,859
Insurance	2,480	1,263
Marketing	3,090	2,810
Operating lease liabilities - current	5,763	5,088
Earnout	5,216	0
Deferred revenue	24,813	12,466
Other	4,746	5,053
Total	$75,153	$46,905

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,308,843	$0	$0	$1,308,843
Short-term investments	$0	$2,932	$0	$2,932
Contingent liability	$0	$0	$4,990	$4,990

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$514,353	$0	$0	$514,353
Short-term investments	$0	$2,711	$0	$2,711
Contingent liability	$0	$0	$4,769	$4,769

There were no transfers between fair value measurement levels during the quarter and six months ended June 30, 2020 and 2019.

The change in fair value of the Company’s contingent liability is recorded in general and administrative expenses in the consolidated statements of operations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at December 31, 2019	$4,769
Payments	0
Change in fair value	215
Currency translation adjustment	6
Fair value at June 30, 2020	$4,990

Note 10. Revolving Credit Facility

The Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) in 2017. The Revolving Credit Facility is available for working capital and other general corporate purposes. The Company has maintained the Revolving Credit Facility and, there was no amount outstanding as of June 30, 2020 and December 31, 2019. The Company utilized $2.2 million of letters of credit for facility security deposits at June 30, 2020. The Revolving Credit Facility was terminated pursuant to its terms effective July 14, 2020.

The Company was in compliance with all debt covenants at June 30, 2020 and December 31, 2019.

Note 11. Convertible Senior Notes

Convertible Senior Notes Due 2027

On May 19, 2020, the Company issued, at par value, $1 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”). The 2027 Notes bear cash interest at a rate of 1.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 15, 2020. The 2027 Notes will mature on June 1, 2027. The net proceeds to the Company from the offering were $975.9 million after deducting offering costs of approximately $24.1 million.

The 2027 Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment to the Company’s liabilities that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their 2027 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding December 1, 2026 only under the following circumstances:

●	during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the shares of Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2027 Notes on each applicable trading day;
●	during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the 2027 Notes on each such trading day;
●	upon the occurrence of specified corporate events described under the 2027 Notes Indenture; or
●	if the Company calls the 2027 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

On or after December 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2027 Notes, regardless of the foregoing circumstances.

The conversion rate for the 2027 Notes was initially, and remains, 4.1258 shares of the Company’s common stock per $1,000 principal amount of the 2027 Notes, which is equal to an initial conversion price of approximately $242.38 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 consecutive trading days observation period.

The Company may redeem for cash all or part of the 2027 Notes, at its option, on or after June 5, 2024 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2027 Note for redemption on or after June 5, 2024 will constitute a make-whole fundamental change with respect to that 2027 Note, in which case the conversion rate applicable to the conversion of that 2027 Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the indenture governing the 2027 Notes.

In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to June 1, 2027. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2027 Notes was $286 million, net of issuance costs which was recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet. The Company has reserved 5.4 million shares of common stock for the 2027 Notes.

In accounting for the transaction costs related to the issuance of the 2027 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2027 Notes based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the seven year term of the 2027 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.

The 2027 Notes consist of the following (in thousands):

As of June 30,
Liability component	2020
Principal	$1,000,000
Less: Debt discount, net (1)	(305,639)
Net carrying amount	$694,361

(1)	Included in the accompanying consolidated balance sheet within convertiable senior notes and amortized to interest expense over the expected life of the 2027 Notes using the effective interest rate method.

The fair value of the 2027 Notes was approximately $1,103.3 million as of June 30, 2020. The Company estimates the fair value of its 2027 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2027 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2020, the remaining contractual life of the 2027 Notes is approximately 6.9 years.

The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

Six Months Ended
June 30,
2020
Contractual interest expense	$1,493
Amortization of debt discount	4,033
Total	$5,526
Effective interest rate of the liability component	7.0%

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

Holders may convert all or any portion of their 2025 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances:

●	during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2025 Notes on each applicable trading day;
●	during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2025 Notes on each such trading day;
●	upon the occurrence of specified corporate events described under the indenture governing the 2025 Notes; or

●	if the Company calls the 2025 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after May 22, 2022 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2025 Note for redemption on or after May 22, 2022 will constitute a make-whole fundamental change with respect to that 2025 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the indenture governing the 2025 Notes.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to May 15, 2025. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2025 Notes was $91.4 million, net of issuance costs which was recorded in additional paid-in capital on the accompanying consolidated balance sheet.

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

The 2025 Notes consist of the following (in thousands):

	As of June 30,	As of December 31,
Liability component	2020	2019
Principal	$287,500	$287,500
Less: Debt discount, net (2)	(74,989)	(81,207)
Net carrying amount	$212,511	$206,293
(2)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $1,023.9 million as of June 30, 2020. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2020, the remaining contractual life of the 2025 Notes is approximately 4.9 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest expense	$989	$1,002	$1,977	$1,977
Amortization of debt discount	3,142	2,892	6,218	5,728
Total	$4,131	$3,894	$8,195	$7,705
Effective interest rate of the liability component	7.9%	7.9%	7.9%	7.9%

Convertible Senior Notes Due 2022

The Company had issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”) on June 27, 2017. The 2022 Notes bear cash interest at a rate of 3% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The remaining 2022 Notes will mature on December 15, 2022. The net proceeds to the Company from the offering were $263.7 million after deducting offering costs of approximately $11.3 million.

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

Holders may convert all or any portion of their 2022 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding June 15, 2022 only under the following circumstances:

●	during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2022 Notes on each applicable trading day;
●	during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2022 Notes on each such trading day;
●	upon the occurrence of specified corporate events described under the indenture governing the 2022 Notes; or
●	if the Company calls the 2022 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after December 22, 2020 if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2022 Note for redemption on or after December 22, 2020 will constitute a make-whole fundamental change with respect to that 2022 Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the indenture governing the 2022 Notes.

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

The 2022 Notes consist of the following (in thousands):

	As of June 30,	As of December 31,
Liability component	2020	2019
Principal	$46,771	$274,995
Less: Debt discount, net (3)	(5,465)	(40,878)
Net carrying amount	$41,306	$234,117
(3)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $203.3 million as of June 30, 2020. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 9, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2020, the remaining contractual life of the 2022 Notes is approximately 2.5 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,286	$2,091	$3,349	$4,125
Amortization of debt discount	2,521	3,412	6,281	6,786
Total	$3,807	$5,503	$9,630	$10,911
Effective interest rate of the liability component	10.0%	10.0%	10.0%	10.0%

On May 14, 2020, the Company entered into privately negotiated agreements with certain holders of 2022 Notes to exchange 2022 Notes for shares of the Company’s common stock, together with cash, in private placement transactions pursuant to Section 4(a)(2) of the Securities Act (the “Exchange Transactions”). The closing occurred on May 19, 2020. In exchange for approximately $228.2 million aggregate principal amount of 2022 Notes, the Company paid approximately $231.1 million in cash (including accrued and unpaid interest and cash paid in lieu of fractional shares), together with an aggregate of approximately 3.9 million shares of its common stock. As a result of the Exchange Transactions, the company recorded a charge associated with the loss on extinguishment of debt of $7.7 million during the quarter ended June 30, 2020.

Approximately $46.8 million aggregate principal amount of the 2022 Notes remains outstanding as of June 30, 2020.

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

Stock Plans and Stock Options

The Company’s 2015 Incentive Award Plan and 2017 Employment Inducement Incentive Award Plan (together, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employees. Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 8,179,285 shares available for grant at June 30, 2020.

Activity under the Plans is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2019	5,206,981	$24.47	7.03	$308,538
Stock option grants	10,832	$125.65	0	$0
Stock options exercised	(1,598,963)	$21.00	0	$0
Stock options forfeited	(148,655)	$32.82	0	$0
Balance at June 30, 2020	3,470,195	$25.97	6.62	$575,590
Vested or expected to vest at June 30, 2020	3,470,194	$25.97	6.62	$575,590
Exercisable at June 30, 2020	2,439,319	$20.94	6.28	$414,445

The total grant-date fair value of stock options granted during the quarters ended June 30, 2020 and 2019 was $0.2 million and $1.2 million, respectively. The total grant-date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $0.5 million and $2.4 million, respectively.

.

Stock-Based Compensation

All stock-based awards to employees are measured based on the grant-date fair value of the awards and are generally recognized on a straight line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each restricted stock unit (“RSU”)). The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2020	2019
Volatility	46.1% – 51.0%	46.9% – 47.6%
Expected life (in years)	4.3	5.2
Risk-free interest rate	0.27% - 1.64%	1.75% - 2.55%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$49.44	$27.34

For the quarter ended June 30, 2020 and 2019, the Company recorded compensation expense related to stock options granted of $4.2 million and $5.2 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded compensation expense related to stock options granted of $8.1 million and $10.7 million, respectively.

As of June 30, 2020, the Company had $16.4 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock Units

In May 2017, the Company commenced issuing RSUs to certain employees and Board members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSUs is determined on the date of grant. The Company will record compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under the RSUs is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2019	1,483,558	$54.13
Granted	342,383	$125.69
Vested and issued	(565,724)	$52.11
Forfeited	(73,072)	$52.17
Balance at June 30, 2020	1,187,145	$58.82
Vested and unissued at June 30, 2020	13,755	$50.90
Non-vested at June 30, 2020	1,173,390	$58.91

The total grant-date fair value of RSU’s granted during the quarter ended June 30, 2020 and 2019 were $3.5 million and $6.8 million, respectively. The total grant-date fair value of RSUs granted during the six months ended June 30, 2020 and 2019 were $43.0 million and $56.5 million, respectively.

For the quarter ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the RSU’s of $11.3 million and $7.8 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the RSUs of $20.7 million and $12.8 million, respectively.

As of June 30, 2020, the Company had $74.8 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

Activity under the PSU is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2019	512,482	$62.51
Granted	111,199	$117.81
Vested and issued	(186,455)	$62.02
Balance at June 30, 2020	437,226	$76.78
Vested and unissued at June 30, 2020	0	$0
Non-vested at June 30, 2020	437,226	$76.78

No PSUs were granted during the quarter ended June 30, 2020 and 2019. The total grant-date fair value of PSU’s granted during the six months ended June 30, 2020 and 2019 were $13.1 million and $28.5 million, respectively

For the quarter ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the PSU of $6.2 million and $4.2 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the PSUs of $10.9 million and $6.9 million, respectively.

As of June 30, 2020, the Company had $28.4 million in unrecognized compensation cost related to non-vested PSU, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 832,492 shares of common stock were reserved for issuance under this plan as of June 30, 2020. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarter ended June 30, 2020 and 2019, the Company issued 35,901 shares and 35,716 shares, respectively, under the ESPP. As of June 30, 2020, 519,366 shares remained available for issuance.

For the quarter ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $0.9 million and $0.5 million, respectively

As of June 30, 2020, the Company had $0.8 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSUs, PSUs and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Administrative and marketing	$1,544	$1,317	$2,803	$2,138
Sales	3,271	2,528	6,190	4,658
Technology and development	2,559	2,141	4,663	4,039
General and administrative	14,554	11,382	26,587	20,056
Total stock-based compensation expense	$21,928	$17,368	$40,243	$30,891

Note 14. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter and six months ended June 30, 2020, the Company recognized an income tax benefit of $(2.4) million and $(3.1) million, respectively, primarily due to the amortization of acquired intangibles and stock compensation deductions. For the quarter and six months ended June 30, 2019, the Company recognized an income tax expense of $0.1 million and $0.8 million, respectively, related to certain United States and foreign income, as well as amortization of tax-deductible goodwill, which partially benefits the realization of its indefinite lived NOL in the United States.

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

Note 15. Subsequent Events

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc., the leading provider of enterprise telehealth solutions for hospitals and health systems. The purchase price was $1,076.4 million consisting of $157.5 million of cash and 4.6 million shares of Teladoc Health’s common stock valued at approximately $918.9 million on July 1, 2020.

.

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

●	ongoing legal challenges to or new state actions against our business model;

●	our dependence on our relationships with affiliated professional entities;

●	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

●	our ability to operate in the heavily regulated healthcare industry;

●	our history of net losses and accumulated deficit;

●	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

●	risk of the loss of any of our significant Clients;

●	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

●	our ability to establish and maintain strategic relationships with third parties;

●	risks specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

●	our ability to recruit and retain a network of qualified Providers;

●	risk that the insurance we maintain may not fully cover all potential exposures;

●	rapid technological change in the telehealth market;

●	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and its impact on our financial condition and results of operations;

●	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

●	risks associated with potential disruptions to our business caused by the COVID-19 pandemic;

●	any statements of belief and any statements of assumptions underlying any of the foregoing;

●	other factors disclosed in this Form 10-Q; and

●	other factors beyond our control.

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

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 85% to $241.0 million for the quarter ended June 30, 2020, which was largely organic growth and including $0.3 million from our 2019 MedecinDirect acquisition. The increase in revenue includes significant surge in demand for our services associated with the global outbreak of COVID-19. We increased revenue 63% to $421.8 million for the six months ended June 30, 2020, which was largely organic growth and including $1.2 million from our 2019 MedicinDirect acquisition

For the quarter and six months ended June 30, 2020, 76% and 24% of our revenue was derived from subscription access fees and visit fees, respectively. For the quarter ended June 30, 2019, 85% and 15% of our revenue was derived from subscription access fees and visit fees, respectively and for the six months ended June 30, 2019, 84% and 16% of our revenue were derived from subscription access fees and visit fees, respectively. The increased percentage of visit related revenue in 2020 is a result of the COVID-19 pandemic. Additionally, we believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader U.S. healthcare system.

Membership and Visits

We completed approximately 4.8 million telehealth visits in the first six months of 2020 and approximately 4.1 million telehealth visits for the full year of 2019. Paid Membership increased by approximately 14.8 million Members to 51.5 million from December 31, 2019 through June 30, 2020.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded the channels that we serve and our distribution capabilities as well as broadening our service offerings.

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc., the leading provider of enterprise telehealth solutions for hospitals and health systems. The purchase price was $1,076.4 million consisting of $157.5 million of cash and 4.6 million shares of Teladoc Health’s common stock valued at approximately $918.9 million on July 1, 2020.

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

Key Factors Affecting Our Performance

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee. Membership increased by approximately 14.8 million Members to 51.5 million from December 31, 2019 through June 30, 2020.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for certain of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 204% or 1.8 million to approximately 2.7 million for the quarter ended June 30, 2020 compared to the same period in 2019. The increase in visits is reflective of our ability to secure new clients as well as the surge in demand for our services associated with COVID-19. Visits increased by 144% or 2.8 million to approximately 4.8 million for the six months ended June 30, 2020 compared to the same period in 2019.

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

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. We experienced a surge in demand for our services in March of 2020 associated with the COVID-19 global pandemic that continued during the quarter-end June 30, 2020 and as a result we anticipate that this will alter our historical seasonal utilization trends during 2020. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters ended June 30, 2020 and 2019 and the dollar and percentage change between the respective periods:

	Quarter Ended June 30,				Six Months Ended June 30,
	2020	2019			2020	2019
	$	$	Variance	%	$	$	Variance	%(a)
Revenue	$241,030	$130,276	$110,754	85%	$421,829	$258,849	$162,980	63%
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	90,780	41,634	49,146	118%	163,162	86,311	76,851	89%
Operating expenses:
Advertising and marketing	47,578	26,616	20,962	79%	80,093	53,020	27,073	51%
Sales	18,687	15,832	2,855	18%	36,627	32,044	4,583	14%
Technology and development	23,029	16,665	6,364	38%	42,286	32,652	9,634	30%
Legal and regulatory	2,232	2,019	213	11%	3,454	3,605	(151)	(4)%
Acquisition and integration related costs	1,627	1,136	491	43%	5,291	2,148	3,143	146%
General and administrative	54,383	38,549	15,834	41%	99,503	74,531	24,972	34%
Depreciation and amortization	9,893	9,848	45	0%	19,603	19,448	155	1%
Total expenses	248,209	152,299	95,910	63%	450,019	303,759	146,260	48%
Loss from operations	(7,179)	(22,023)	14,844	(67)%	(28,190)	(44,910)	16,720	(37)%
Loss on extinguishment of debt	7,751	0	7,751	N/M %	7,751	0	7,751	N/M %
Interest expense, net	13,151	7,211	5,940	82%	22,454	13,732	8,722	64%
Net loss before taxes	(28,081)	(29,234)	1,153	(4)%	(58,395)	(58,642)	247	0%
Income tax (benefit) expense	(2,399)	90	(2,489)	N/M %	(3,110)	832	(3,942)	N/M %
Net loss	$(25,682)	$(29,324)	$3,642	(12)%	$(55,285)	$(59,474)	$4,189	(7)%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(25,682)	$(29,324)	$(55,285)	$(59,474)
Add:
Loss on extinguishment of debt	7,751	0	7,751	0
Interest expense, net	13,151	7,211	22,454	13,732
Income tax (expense)/benefit	(2,399)	90	(3,110)	832
Depreciation expense	860	856	1,711	1,719
Amortization expense	9,033	8,992	17,892	17,729
EBITDA(1)	2,714	(12,175)	(8,587)	(25,462)
Stock-based compensation	21,928	17,368	40,243	30,891
Acquisition and integration related costs	1,627	1,136	5,291	2,148
Adjusted EBITDA(1)	$26,269	$6,329	$36,947	$7,577
(1)	Non-GAAP Financial Measures:

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

EBITDA consists of net loss before interest, foreign exchange gain or loss, taxes, loss on extinguishment of debt, depreciation and amortization. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

Adjusted EBITDA consists of net loss before interest, foreign exchange gain or loss, taxes, loss on extinguishment of debt, depreciation, amortization, stock-based compensation, and acquisition and integration related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt
●	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;
●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;
●	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions;

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and
●	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

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

Revenue. Total revenue was $241.0 million for the quarter ended June 30, 2020, compared to $130.3 million during the quarter ended June 30, 2019, an increase of $110.8 million, or 85% largely reflecting organic growth. Total revenue was $421.8 million for the six months ended June 30, 2020, compared to $258.9 million during the quarter ended June 30, 2019, an increase of $162.9 million, or 63%, which also largely reflects organic growth. The primary increase for both the quarter and six months ended 2020 was substantially driven by an increase in new Clients and the number of new Members generating additional subscription access fees and an increase in volume associated with the COVID-19 pandemic. Subscription access fee revenue increased to $182.2 million, or 64% for the quarter ended June 30, 2020. Subscription access fee revenue increased to $319.2 million, or 47% for the six months ended June 30, 2020. The increase in subscription access fees was due to the addition of new Clients and direct-to-consumer members, as the number of paid Members increased by 92% from June 30, 2019 to June 30, 2020. Revenue from U.S. subscription access fees was $152.0 million for the quarter ended June 30, 2020 compared to $85.6 million for the quarter ended June 30, 2019 and was $260.1 million for the six months ended June 30, 2020 compared to $166.6 million for the six months ended June 30, 2019. We generated $30.2 million of international subscription access fees for the quarter ended June 30, 2020 and $25.7 million for the quarter ended June 30, 2019 and $59.3 million of international subscription access fees for the six months ended June 30, 2020 and $50.7 million for the six months ended June 30, 2019, which includes contributions from the MedecinDirect acquisition.

We completed approximately 2.8 million visits, representing $58.9 million of visit fees for the quarter ended June 30, 2020, compared to approximately 908,000 visits, representing $19.0 million of visit fees, for the quarter ended June 30, 2019, an increase of $39.8 million, or 209%. The increase in visit fees is associated with the aforementioned increase in paid Members as well as the impact of COVID-19. We completed approximately 4.8 million visits, representing $102.6 million of visit fees for the six months ended June 30, 2020, compared to approximately 1,971,000 visits, representing $41.7 million of visit fees during the six months ended June 30, 2019, an increase of $60.9 million, or 146%.

Cost of Revenue. Cost of revenue was $90.8 million for the quarter ended June 30, 2020 compared to $41.6 million for the quarter ended June 30, 2019, an increase of $49.1 million, or 118%. Cost of revenue was $163.2 million for the six months ended June 30, 2020 compared to $86.3 million for the six months ended June 30, 2019, an increase of $76.9 million, or 89%. These increases were primarily due to increased general medical visits and behavioral health visits resulting in increased provider fees, additional incentive fees paid to physicians and physician network operation center costs to service the aforementioned increases in revenue. The cost of revenue includes additional investments in capacity expansion associated with the global outbreak of COVID-19 of $2.2 million and $6.2 million for the quarter and six months ended June 30, 2020, respectively.

Advertising and Marketing Expenses. Advertising and marketing expenses were $47.6 million for the quarter ended June 30, 2020 compared to $26.6 million for the quarter ended June 30, 2019, an increase of $21.0 million, or 79%. This increase primarily consisted of increased digital advertising, member engagement and acquisition initiatives, and sponsorship of professional organizations of $19.9 million and increases in employee-related expenses and others of $1.1 million. Advertising and marketing expenses were $80.1 million for the six months ended June 30, 2020 compared to $53.0 million for the six months ended June 30, 2019, an increase of $27.0 million, or 51%. This increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations of $24.3 million, as well as increased employee-related expenses of $2.7 million.

Sales Expenses. Sales expenses were $18.7 million for the quarter ended June 30, 2020 compared to $15.8 million for the quarter ended June 30, 2019, an increase of $2.9 million, or 18%. This increase primarily consisted of increased staffing and sales commissions of $4.3 million offset by a decrease to other sales expenses, such as conferences and travel of $1.4 million. Sales expenses were $36.6 million for the six months ended June 30, 2020 compared to $32.0 million for the six months ended June 30, 2019, an increase of $4.6 million, or 14%. This increase primarily consisted of increased staffing and sales commissions of $6.6 million offset by a decrease to other sales expenses of $2.0 million

Technology and Development Expenses. Technology and development expenses were $23.0 million for the quarter ended June 30, 2020 compared to $16.7 million for the quarter ended June 30, 2019, an increase of $6.3 million, or 38%. This increase resulted primarily from hiring additional personnel totaling $4.1 million and other professional expenses of $2.2 million. Technology and development expenses were $42.3 million for the six months ended June 30, 2020 compared to $32.7 million for the six months ended June 30, 2019, an increase of $9.6 million, or 29%. This increase resulted primarily from hiring additional personnel totaling $5.9 million and increases in other expenses of $3.7 million.

Legal and Regulatory Expenses. Legal and regulatory expenses were $2.2 million for the quarter ended June 30, 2020 and consistent when compared to $2.0 million for the quarter ended June 30, 2019, an increase of $0.2 million. This increase resulted primarily from increased expenses to support litigation activities. Legal and regulatory expenses were $3.5 million for the six months ended June 30, 2020 and consistent when compared to $3.6 million for the six months ended June 30, 2019, a decrease of $0.1 million. This decrease was primarily driven by the timing of costs associated with litigation activities.

Acquisition and Integration Related Costs. Acquisition and integration related costs, incurred primarily in connection with integration activities of prior acquisitions as well as costs associated with the In Touch Technologies, Inc. acquisition, were $1.6 million for the quarter ended June 30, 2020 compared to $1.1 million for the quarter ended June 30, 2019, an increase of $0.5 million. Acquisition and integration related costs, incurred in connection with these acquisitions, were $5.3 million for the six months ended June 30, 2020 compared to $2.1 million for the six months ended June 30, 2019. The 2020 and 2019 acquisition and integration related costs represent investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other non-recurring transaction costs related to mergers and acquisitions.

General and Administrative Expenses. General and administrative expenses were $54.4 million for the quarter ended June 30, 2020 compared to $38.5 million for the quarter ended June 30, 2019, an increase of $15.8 million, or 41%. This increase was driven primarily by an increase in employee-related expenses of approximately $7.2 million resulting from growth in total employee headcount to 2,727 at June 30, 2020 as compared to 2,256 employees at June 30, 2019 reflecting increased employee costs including to support the increase volume of activities due to COVID-19. Other expenses, such as office-related charges, professional fees and bank charges, increased by $8.6 million for the quarter ended June 30, 2020 as compared to June 30, 2019. . General and administrative expenses were $99.5 million for the six months ended June 30, 2020 compared to $74.5 million for the six months ended June 30, 2019, an increase of $25.0 million, or 34%. This increase was driven primarily by an increase in employee-related expenses of approximately $11.8 million resulting from growth in total employee headcount including to support the increase volume of activities due to COVID-19. Other expenses, which include office-related charges, professional fees and bank charges, increased by $13.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, to support the growth of our business.

Depreciation and Amortization. Depreciation and amortization were $9.9 million for the quarter ended June 30, 2020 and consistent when compared to $9.8 million for the quarter ended June 30, 2019, an increase of $0.1 million. Depreciation and amortization was $19.6 million for the six months ended June 30, 2020 and consistent when compared to $19.4 million for the six months ended June 30, 2019, an increase of $0.2 million, or 1%. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that increased from $315.4 million at June 30, 2019 to $325.9 million at June 30, 2020 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $23.7 million at June 30, 2019 to $26.7 million at June 30, 2020.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our Convertible Senior Notes, interest income from short-term investments in marketable securities and foreign exchange gain or loss. Interest expense, net was $13.2 million for the quarter ended June 30, 2020 compared to $7.2 million for the quarter ended June 30, 2019. Interest expense, net was $22.5 million for the six months ended June 30, 2020 compared to $13.7 million for the six months ended June 30, 2019. The Company increased its Convertible Senior Notes outstanding to approximately $1,334.0 million at June 30, 2020 from approximately $562.0 million at June 30, 2019. These increases in net interest expense in 2020 reflects the higher outstanding debt, interest expense accretion associated with our Convertible Senior Notes and, lower interest income from short-term investments, as well as a higher foreign exchange loss. In conjunction with the issuance of Convertible Senior Notes in May 2020, the Company also exchanged approximately $228.0 million of existing outstanding Convertible Senior Notes that were to mature in 2022 and recorded a charge associated with the loss on extinguishment of $7.7 million during the quarter-ended June 30, 2020.

Income tax (benefit) expense.   Income tax benefit was $(2.4) million for the quarter ended June 30, 2020 compared to an income tax expense $0.1 million for the quarter ended June 30, 2019 and is primarily reflective of excess stock compensation benefits in the second quarter of 2020 and the jurisdiction mix of income. Income tax benefit was $(3.1) million for the six months ended June 30, 2020 compared to an income tax expense $0.8 million for the six months ended June 30, 2019 and is primarily reflective of excess stock compensation benefits in the first six months of 2020 and the jurisdiction mix of income.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended
	June 30,
	2020	2019
Consolidated Statements of Cash Flows Data
Net cash provided by (used) in operating activities	$29,230	$(1,743)
Net cash (used in) provided by investing activities	(21,590)	2,272
Net cash provided by financing activities	788,278	15,900
Total	$795,918	$16,429

Historically, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

Our principal sources of liquidity are cash and cash equivalents totaling $1,308.8 million as of June 30, 2020, which were held for working capital purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $2.9 million as of June 30, 2020.

On April 30, 2019, we completed the acquisition of MedecinDirect. The purchase price was $11.2 million cash with additional potential earnout consideration. We also made a $5.0 million minority investment in Vida Health on June 19, 2019.

Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2020, cash provided by operating activities was $29.2 million compared to a use of cash of $1.7 million for the prior year period. The improvement in cash flows resulted primarily from higher earnings excluding non-cash items, as noted by the increase in EBITDA and Adjusted EBITDA, as the Company gained operating leverage on its cash expenses while its revenues increased. Additionally, net working capital decreased compared to the prior year period.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $21.6 million for the six months ended June 30, 2020. Cash used in investing activities consisted of the purchases of property and equipment totaling $1.6 million, investments in internally developed capitalized software of $6.5 million, and $13.5 million of pre-funding associated with the InTouch Technologies, Inc. acquisition.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $788.3 million. Cash provided by financing activities consisted of $975.9 million of net cash proceeds from the issuance of the 2027 Notes, $33.5 million of proceeds from the exercise of employee stock options, $2.5 million of proceeds from employee stock purchase plan, and $4.5 million of timing associated with net cash proceeds for tax withholding for stock-based compensation, offset by $228.1 million of cash used in the repurchased of 2022 Notes.

Cash provided by financing activities for the six months ended June 30, 2019 was $15.9 million. Cash provided by financing activities consisted of $15.7 million of proceeds from the exercise of employee stock options, $1.9 million of proceeds from employee stock purchase plan, $0.2 million of contingent consideration fair value adjustment, offset by payment of $1.9 million for tax withholding for stock-based compensation.

Looking Forward

At June 30, 2020, the Company’s cash and short-term investments were $1,311.8 million. For the six months ended June 30, 2020, we have experienced positive Adjusted EBITDA and for the full year 2020 we anticipate positive Adjusted EBITDA as well as positive free cash flow.

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

Shelf Registration Statements

We filed an automatically effective shelf registration statement on Form S-3 under the Securities Act on November 28, 2017 (the “2017 Shelf”). Under the 2017 Shelf at the time of effectiveness, we had the ability to raise up to $175 million by selling common stock in addition to 1,200,000 shares of common stock eligible for resale by certain shareholders. Following an offering in December 2017 there remained under the 2017 Shelf the ability to raise up to approximately $32 million by selling common stock in addition to 370,000 shares of common stock eligible for resale by certain existing shareholders.

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

Indebtedness

We entered into a $10.0 million Revolving Credit Facility in 2017. The Revolving Credit Facility is available for working capital and other general corporate purposes. There was no amount outstanding as of June 30, 2020 and December 31, 2019 and the Company utilized $2.2 million of letters of credit for facility security deposits and credit card at both June 30, 2020 and December 31, 2019. The Revolving Credit Facility was terminated pursuant to its terms effective July 14, 2020.

On May 19, 2020, we issued, at par value, $1,000.0 million aggregate principal amount of 1.25% convertible senior notes due 2027. The 2027 Notes bear cash interest at a rate of 1.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The 2027 Notes will mature on June 1, 2027. The net proceeds to us from the offering were $975.9 million after deducting offering costs of approximately $24.1 million.

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

On May 14, 2020, the Company entered into privately negotiated agreements with certain holders of 2022 Notes to exchange 2022 Notes for shares of the Company’s common stock, together with cash, in private placement transactions pursuant to Section 4(a)(2) of the Securities Act. The closing of the Exchange Transactions occurred on May 19, 2020. In exchange for approximately $228.2 million aggregate principal amount of 2022 Notes, the Company paid approximately $231.1 million in cash (including accrued and unpaid interest and cash paid in lieu of fractional shares), together with an aggregate of approximately 3.9 million shares of its common stock. As a result of the Exchange Transactions, the Company recorded a charge associated with the loss on extinguishment of debt of $7.7 million during the quarter ended June 30, 2020.

Approximately $46.8 million aggregate principal amount of the 2022 Notes remains outstanding as of June 30, 2020.

The 2027, 2025 and 2022 Notes are senior unsecured obligations of ours and rank senior in right of payment to our indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to our liabilities that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by our subsidiaries.

See Note 11, “Convertible Senior Notes” of the Notes to the Consolidated Financial Statements of the Quarterly Report on Form 10-Q for additional information on the 2027, 2025 and 2022 Notes.

We were in compliance with all debt covenants at June 30, 2020 and December 31, 2019.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2020:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$40,457	$7,750	$14,696	$11,822	$6,189
Debt obligations under the Convertible Notes	1,334,271	0	$46,771	$287,500	$1,000,000
Interest associated with the Convertible Notes	112,474	17,857	$34,294	$32,906	$27,417
Total	$1,487,202	$25,607	$95,761	$332,228	$1,033,606

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt including with our Revolving Credit Facility as of June 30, 2020. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business primarily within the United States and currently execute more than 86% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

No Client represented over 10% of revenues for the quarters ended June 30, 2020 and 2019.

No Client represented over 10% of accounts receivable at June 30, 2020 and December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At June 30, 2020, the Company is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

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

On May 14, 2018, a purported class action complaint (Thomas v. Best Doctors, Inc.) was filed in the United States District Court for the District of Massachusetts against the Company’s wholly owned subsidiary, Best Doctors, Inc. The complaint alleges that on or about May 16, 2017, Best Doctors violated the U.S. Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited facsimiles to plaintiff and certain other recipients without the recipients’ prior express invitation or permission. The lawsuit seeks statutory damages for each violation, subject to trebling under the TCPA, and injunctive relief. The Company will vigorously defend the lawsuit and any potential loss is currently deemed to be immaterial.

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

Our continued access to sources of liquidity also depend on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. As of June 30, 2020, we had unused commitments under our revolving credit facility available to us of $10.0 million (without giving effect to approximately $2.2 million of letters of credit). However, the Revolving Credit Facility was terminated pursuant to its terms effective July 14, 2020. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of the agreements governing our current indebtedness include, and any future debt agreements could include, restrictive covenants, which could restrict our business operations.

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

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated January 11, 2020, by and among Teladoc Health, Inc., Jonata Sub One, Inc., Jonata Sub Two, Inc., InTouch Technologies, Inc. and Fortis Advisors LLC, as equity holder representative	8-K	001-37477	2.1	1/13/20

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Fourth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/25/19

4.1	Indenture, dated as of May 19, 2020, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/19/20

4.2	Form of Global 1.25% Convertible Senior Note due 2027 (included as Exhibit A to Exhibit 4.1).	8-K	001-37477	4.2	5/19/20

10.1	Separation and Release of Claims Agreement, dated January 3, 2020, by and between Teladoc Health, Inc. and Peter McClennen.	10-Q	001-3747	10.1	4/29/20

10.2	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-3747	10.2	4/29/20

10.3	Teladoc Health, Inc. Senior Leader Severance Plan, dated May 1, 2020.	8-K	001-37477	10.1	5/7/20

10.4	Amendment No. 3 to Credit Agreement by and among Teladoc Health, Inc., Jefferies Finance LLC, as administrative agent and issuing bank, and the lenders party thereto, dated as of May 13, 2020.	8-K	001-37477	10.1	5/15/20

21.1	Subsidiaries of the Registrant.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

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

TELADOC HEALTH, INC.

Date: July 29, 2020	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: July 29, 2020	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer