Form 10-Q
period 2020-09-30
Teladoc Health, Inc.
filed 2020-11-06
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 3, 2020, the Registrant had 144,960,748 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2020

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$1,187,299	$514,353
Short-term investments	3,070	2,711
Accounts receivable, net of allowance of $4,661 and $3,787, respectively	85,803	56,948
Inventories	11,578	0
Prepaid expenses and other current assets	22,293	13,990
Total current assets	1,310,043	588,002
Property and equipment, net	20,364	10,296
Goodwill	1,691,355	746,079
Intangible assets, net	386,573	225,453
Operating lease - right-of-use assets	33,933	26,452
Other assets	7,117	6,545
Total assets	$3,449,385	$1,602,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,408	$9,075
Accrued expenses and other current liabilities	65,130	34,439
Accrued compensation	53,957	34,201
Deferred revenue-current	46,721	12,466
Advances from financing companies	13,609	0
Total current liabilities	200,825	90,181
Other liabilities	1,033	9,239
Operating lease liabilities, net of current portion	30,326	24,994
Deferred revenue, net of current portion	4,884	2,300
Advances from financing companies, net of current portion	9,901	0
Deferred taxes	17,896	21,678
Convertible senior notes, net	953,484	440,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 84,358,345 shares and 72,761,941 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	84	73
Additional paid-in capital	2,835,274	1,538,716
Accumulated deficit	(598,694)	(507,525)
Accumulated other comprehensive loss	(5,628)	(17,239)
Total stockholders’ equity	2,231,036	1,014,025
Total liabilities and stockholders’ equity	$3,449,385	$1,602,827

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$288,812	$137,969	$710,641	$396,818
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	104,725	42,799	267,887	129,110
Operating expenses:
Advertising and marketing	52,302	31,321	132,395	84,341
Sales	23,483	16,120	60,110	48,164
Technology and development	29,958	15,746	72,244	48,398
Legal and regulatory	2,812	1,634	6,266	5,239
Acquisition and integration related costs	25,395	1,995	30,686	4,143
General and administrative	56,930	38,681	156,433	113,212
Depreciation and amortization	12,932	9,617	32,535	29,065
Total expenses	308,537	157,913	758,556	461,672
Loss from operations	(19,725)	(19,944)	(47,915)	(64,854)
Loss on extinguishment of debt	1,227	0	8,978	0
Interest expense, net	17,222	7,700	39,676	21,432
Net loss before taxes	(38,174)	(27,644)	(96,569)	(86,286)
Income tax (benefit) expense	(2,290)	(7,298)	(5,400)	(6,466)
Net loss	$(35,884)	$(20,346)	$(91,169)	$(79,820)

Net loss per share, basic and diluted	$(0.43)	$(0.28)	$(1.17)	$(1.11)

Weighted-average shares used to compute basic and diluted net loss per share	83,607,902	72,151,094	77,821,073	71,601,790

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(35,884)	$(20,346)	$(91,169)	$(79,820)
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale securities	0	(23)	0	37
Cumulative translation adjustment	16,285	(15,493)	11,610	(15,025)
Other comprehensive loss, net of tax	16,285	(15,516)	11,610	(14,988)
Comprehensive loss	$(19,599)	$(35,862)	$(79,559)	$(94,808)

See accompanying notes to unaudited consolidated financial statements

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance of December 31, 2019	72,761,941	$73	$1,538,716	$(507,525)	$(17,239)	$1,014,025
Exercise of stock options	671,279	0	14,830	0	0	14,830
Issuance of common stock upon vesting of restricted stock units	642,411	1	(1)	0	0	0
Issuance of common stock for 2022 Notes	655	0	58	0	0	58
Stock-based compensation	0	0	18,421	0	0	18,421
Other comprehensive loss, net of tax	0	0	0	0	(17,554)	(17,554)
Net loss	0	0	0	(29,603)	0	(29,603)
Balance as of March 31, 2020	74,076,286	74	1,572,024	(537,128)	(34,793)	1,000,177
Exercise of stock options	927,684	1	18,682	0	0	18,683
Issuance of common stock upon vesting of restricted stock units	109,768	0	(0)	0	0	0
Issuance of stock under employee stock purchase plan	35,901	0	2,473	0	0	2,473
Issuance of common stock for 2022 Notes	3,949,794	4	693,802	0	0	693,806
Equity portion of extinguishment of 2022 Notes	0	0	(715,151)	0	0	(715,151)
Equity component of 2027 Notes, net of issuance costs	0	0	285,601	0	0	285,601
Stock-based compensation	0	0	22,142	0	0	22,142
Other comprehensive loss, net of tax	0	0	0	0	12,880	12,880
Net loss	0	0	0	(25,682)	0	(25,682)
Balance as of June 30, 2020	79,099,433	79	1,879,573	(562,810)	(21,913)	1,294,929
Exercise of stock options	400,555	0	7,113	0	0	7,113
Issuance of common stock upon vesting of restricted stock units	49,396	0	(0)	0	0	0
Issuance of common stock for 2022 Notes	950	0	187	0	0	187
Equity portion of extinguishment of 2022 Notes	0	0	(44)	0	0	(44)
Issuance of common stock for 2025 Notes	187,346	0	37,780	0	0	37,780
Equity portion of extinguishment of 2025 Notes	0	0	(29,326)	0	0	(29,326)
Issuance of common stock in acquisition	4,620,665	5	918,813	0	0	918,818
Stock-based compensation	0	0	21,178	0	0	21,178
Other comprehensive loss, net of tax	0	0	0	0	16,285	16,285
Net loss	0	0	0	(35,884)	0	(35,884)
Balance as of September 30, 2020	84,358,345	$84	$2,835,274	$(598,694)	$(5,628)	$2,231,036

Balance as of December 31, 2018	70,516,249	$70	$1,434,780	$(408,661)	$(13,070)	$1,013,119
Exercise of stock options	564,102	1	8,853	0	0	8,854
Issuance of common stock upon vesting of restricted stock units	383,060	0	0	0	0	0
Stock-based compensation	0	0	13,523	0	0	13,523
Other comprehensive loss, net of tax	0	0	0	0	(3,788)	(3,788)
Net loss	0	0	0	(30,150)	0	(30,150)
Balance as of March 31, 2019	71,463,411	71	1,457,156	(438,811)	(16,858)	1,001,558
Exercise of stock options	350,219	1	6,846	0	0	6,847
Issuance of restricted stock units	85,035	0	0	0	0	0
Issuance of stock under employee stock purchase plan	35,716	0	1,875	0	0	1,875
Stock-based compensation	0	0	17,368	0	0	17,368
Other comprehensive loss, net of tax	0	0	0	0	4,316	4,316
Net loss	0	0	0	(29,324)	0	(29,324)
Balance as of June 30, 2019	71,934,381	72	1,483,245	(468,135)	(12,542)	1,002,640
Exercise of stock options	356,691	0	9,119	0	0	9,119
Issuance of restricted stock units	65,622	0	0	0	0	0
Issuance of common stock for 2022 Notes	155	0	8	0	0	8
Stock-based compensation	0	0	17,833	0	0	17,833
Other comprehensive loss, net of tax	0	0	0	0	(15,516)	(15,516)
Net loss	0	0	0	(20,346)	0	(20,346)
Balance as of September 30, 2019	72,356,849	$72	$1,510,205	$(488,481)	$(28,058)	$993,738

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(91,169)	$(79,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,029	33,860
Allowance for doubtful accounts	2,320	1,717
Stock-based compensation	61,151	48,245
Deferred income taxes	(4,096)	(10,288)
Accretion of interest	29,459	19,422
Loss on extinguishment of debt	8,978	0
Changes in operating assets and liabilities:
Accounts receivable	(16,450)	(12,386)
Prepaid expenses and other current assets	(5,906)	(2,219)
Inventory	(2,392)	0
Other assets	140	73
Accounts payable	6,584	(1,976)
Accrued expenses and other current liabilities	17,269	14,304
Accrued compensation	9,329	(1,813)
Deferred Revenue	15,348	6,708
Operating lease liabilities	(4,360)	(1,481)
Other liabilities	(2,809)	(2,599)
Net cash provided by operating activities	61,425	11,747
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(2,872)	(2,847)
Purchase of internally-developed software	(14,515)	(4,658)
Proceeds from marketable securities	0	39,165
Sale of assets	0	10
Investment in securities	(0)	(5,000)
Acquisition of business, net of cash acquired	(159,663)	(11,204)
Net cash (used in) provided by investing activities	(177,050)	15,466
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	40,627	24,820
Proceeds from issuance of 2027 Notes	1,000,000	0
Issuance costs of 2027 Notes	(24,070)	0
Repurchase of 2022 Notes	(228,153)	0
Proceeds from advances from financing companies	1,924	0
Payment from customers against advances from financing companies	(4,427)	0
Proceeds from employee stock purchase plan	2,473	1,875
Cash received (paid) for withholding taxes on stock-based compensation, net	326	(1,642)
Net cash provided by financing activities	788,700	25,053
Net increase in cash and cash equivalents	673,075	52,266
Foreign exchange difference	(129)	(1,013)
Cash and cash equivalents at beginning of the period	514,353	423,989
Cash and cash equivalents at end of the period	$1,187,299	$475,242

Income taxes paid	$786	$846

Interest paid	$5,612	$6,112

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

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc. (“InTouch”), the leading provider of enterprise telehealth solutions for hospitals and health systems. See Note 4 “Business Acquisition”. On August 5, 2020, Teladoc Health announced that it had entered into a definitive merger agreement with Livongo Health, Inc. (“Livongo”), which represents a transformational opportunity to improve the delivery, access and experience of healthcare for consumers around the world. The merger closed on October 30, 2020. See Note 16 “Subsequent Event”.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of results for the full 2020 calendar year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Total revenue and net (loss) income for the VIE were $48.9 million and $(0.7) million, respectively, for the quarter ended September 30, 2020 and $17.2 million and $0.2 million, respectively, for the quarter ended September 30, 2019. Total revenue and net (loss) income for the VIE were $149.1 million and $0.1 million, respectively, for the nine months ended September 30, 2020 and $55.7 million and $(0.1) million, respectively, for the nine months ended September 30, 2019. The VIE’s total assets were $28.1 million and $13.6 million at September 30, 2020 and December 31, 2019, respectively. Total liabilities for the VIE were $65.7 million and $51.3 million at September 30, 2020 and December 31, 2019, respectively. The VIE’s total stockholders’ deficit was $37.6 million and $37.7 million at September 30, 2020 and December 31, 2019, respectively.

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

The Company operates in a single reportable segment – health services. Revenue earned by foreign operations outside of the United States were $32.9 million and $27.4 million for the quarters ended September 30, 2020 and 2019, respectively. Revenue earned by foreign operations outside of the United States were $92.8 million and $78.7 million for the nine months ended September 30, 2020 and 2019, respectively. Long-lived assets from foreign operations totaled $1.6 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. Key estimates are used for revenue recognition criteria, purchase accounting, net realizable value for inventories, useful lives of property and equipment as well as rental equipment, carrying value of all long-lived assets, recognition, accounting for convertible notes transactions, disclosure of contingent liabilities, and assumptions used in determining appropriate accounting treatment of leasing transactions, among other material accounting policies as described in the Summary of Significant Accounting policies in this Quarterly Report on Form 10-Q and in the 2019 Form 10-K.

Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cost of revenue includes product depreciation but excludes all other forms of depreciation and amortization.

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

Summary of Significant Accounting Policies

In conjunction with the recent acquisiton of In Touch, the Company’s significant accounting policies were expanded to include the following policies.

Inventories

Inventories are stated at the lower of cost and net realizable value on a first-in, first-out (FIFO) basis. Inventory costs include direct materials,direct labor and contracting costs, certain indirect labor and manufacturing overhead and inbound shipping charges. Inventories are assessed on a periodic basis for potential obsolete and slow-moving inventory with write-downsbeing recorded when identified.

Rental Equipment

Equipment is assigned to the rental pool upon the execution of a sales leasing arrangement. Rental equipment assets are generally stated at cost, less accumulated depreciation and reflected in property and equipment, net. Depreciation of rental equipment is provided on a straight-line basis, over the estimated useful lives of the respective assets, which is generally 4.3 years and is charged to cost of revenues.

Leases

Thc Company rents its hosted virtual health platform for certain clients under arrangements that qualify as either sales-type lease or operating lease arrangements. The contracts include equipment consisting of virtual health devices which allow phyisicians access to the platform and there are multiple performance obligations where the Company determines the standalone selling prices based on overall selling prices and pricing objectives. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms: (1) ownership of the virtual health device transfers to the lessee by the end of the term of the lease, (2) the lease grants the lessee an option to purchase the virtual health device that the lessee is reasonably certain to exercise, (3) the lease term is for themajor part of the remaining useful life of the virtual health device, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the virtual health device, and (5) it is expected that there will be no alternative use for the virtual health device at the end of the lease term.

The Company generally recognizes revenue for virtual health devices in sales-type leases at the time of acceptance by the client provided all other revenue recognition criteria have been met and these leases are not material. For operating lease arrangements, revenue for the virtual health device is recognized over the lease term and generally on a straight-line basis. For both sales-type and operating lease arrangnement, revenue associated with virtual health platform access is recognized over the lease term on a straight line basis.

Advances from Financing Companies

The Company utilizes a third-party financing company to provide its certain clients with a rental option. Under these arrangements, the Company receives payment up front from the financing companies and the financing companies collect the client rental payments over the life of the rtental agreement on a nonrecourse basis. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheets. The Company indemnifies the financing companies for any loss or expenses resulting from its failure to provide the ongoing necessary system services and support to the client.

There have been no other material changes to the significant accounting policies described in the 2019 Form 10-K that have had a material impact on the consolidated financial statements and related notes other than those as discussed above. The Company has not experienced any significant impact to it’s estimates and assumptions as a result of the COVID-19 pandemic. On an ongoing basis, the Company will continue to closely monitor for any changes to the related impacts, especially on the allowance for doubtful accounts.

Note 3. Revenue

The Company primarily generates virtual healthcare service revenue from contracts with clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s client contracts include a per-member-per-month access fee as well as certain contracts that generate additional revenue on a per-virtual healthcare visit basis for general medical, other specialty visits and expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits. For the Company’s direct-to-consumer behavioral health product, members purchase access to the Company’s professional provider network for a access fee.

Revenue is also generated from contracts with clients for the sale and rental of access to the Company’s hosted virtual healthcare platform. These contracts include equipment consisting of virtual health devices which allow physicians access to the platform. These contracts also include multiple performance obligations and the Company determines the standalone selling prices based on overall pricing objectives. In some arrangements, the Company’s hosted virtual health platform are rented to certain qualified clients that qualify as either sales-type lease or operating lease arrangements and are subject to lease accounting guidance.

Accordingly, the Company generates access fees from clients accessing it’s professional provider network or hosted virtual healthcare platform, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with it’s hosted virtual healthcare platform.

The Company’s agreements generally have a term of one year. The majority of clients renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide virtual healthcare services which occurs when the Company’s clients and members have access to and obtain control of the virtual healthcare service or platform. Additionally, contracts where revenue is generated on a per healthcare visit basis, revenues are recognized when the visits are completed as the Company has delivered on its stand ready obligation to provide access. For other revenue which primarily includes virtual healthcare devices, the Company’s performance obligation is satisfied when the equipment is provided to the client and revenue is recognized at a point in time upon shipment.

The Company generally bills for the virtual healthcare services on a monthly basis with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and for certain contracts includes a variable transaction price as the number of members may vary from period to period. Based on historical experience, the Company estimates this amount.

Access revenue accounted for approximately 78% and 86% of our total revenue for the quarters ended September 30, 2020 and 2019, respectively. Access revenue accounted for approximately 77% and 85% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Access Fees:
U.S.	$194,622	$92,095	$454,582	$258,604
International	31,997	27,030	91,261	77,716
Visit Fee Revenue:
U.S. Paid Visits	35,074	14,142	105,013	47,473
U.S. Visit Fee Only	15,874	4,307	47,931	11,974
International Paid Visits	96	395	705	1,051
Other:
U.S.	10,299	0	10,299	0
International	850	0	850	0
Total Revenues	$288,812	$137,969	$710,641	$396,818

As of September 30, 2020, accounts receivable, net of allowance for doubtful accounts, were $85.8 million. The allowance for doubtful accounts reflects our best estimate of expected losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

For certain services, payment is required for future months before the service is delivered to the client or member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $36.8 million and $6.7 million in the deferred revenue balance for the nine months ended September 30, 2020 and 2019, respectively, are primarily driven by the recent acquisition of In Touch in 2020 as well as the direct-to-consumer behavioral health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligations associated with the deferred revenue within the prospective fiscal year.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $3.3 million and $0.9 million for the quarter ended September 30, 2020 and 2019, respectively. The Company issued refunds of approximately $7.0 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Additionally, certain of the Company’s contracts include client performance guarantees that are based upon minimum Member utilization and guarantees by the Company for specific service level performance of the Company’s services. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. For the quarter and nine months ended September 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods for the aforementioned changes in transaction price or client performance guarantees, were not material.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Note 4. Business Acquisitions

On July 1, 2020, the Company completed the acquisition of InTouch through a merger in which InTouch became a wholly-owned subsidiary of the Company. The preliminary aggregate merger consideration paid was $1,078.5 million, net of cash acquired of $1.1 million, which was comprised of 4.6 million shares of Teladoc’s common stock valued at $918.8 million on July 1, 2020, and $160.7 million of cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $12.5 million and included transaction costs for investment bankers and other professional fees.

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

The following table summarizes the preliminary fair value estimates of the assets acquired and liabilities assumed for the July 2020 InTouch Health acquisition at the acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the preliminary fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary. This can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the acquisition date.

Identifiable assets acquired and liabilities assumed (in thousands):

InTouch Health
Purchase price, net of cash acquired	$1,078,480
Less:
Accounts receivable	16,517
Inventory	9,444
Property and equipment, net	11,366
Others assets	7,506
Client relationships	110,240
Technology	29,190
Trademarks	32,630
Advances from financing companies	(26,012)
Accounts payable	(5,589)
Deferred revenue	(21,271)
Other liabilities	(23,004)
Goodwill	$937,463

The amount allocated to goodwill reflects the benefits Teladoc expects to realize from the growth of the acquisition’s operations.

The Company’s unaudited pro forma revenue and net loss for the quarters ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019 below have been prepared as if InTouch had been purchased on January 1, 2019. The Company made some pro-forma adjustments related to amortization of intangible assets, interest expense, stock based compensation. The Company’s pro-forma net loss excluded acquisition costs and transaction expenses of $9.2 million and $0.5 million for the quarter ended September 30,2020 and 2019, respectively, and $31.8 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.

	Unaudited Pro Forma		Unaudited Pro Forma
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$288,812	$159,965	$762,995	$457,093
Net loss	$(27,772)	$(27,734)	$(100,990)	$(100,287)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results. The Company recorded approximately $25 million of revenue, net of deferred revenue acquisition related fair value adjustments, and approximately $(6) million of net loss from InTouch for both the quarter and nine months ended September 30, 2020.

Note 5. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
September 30, 2020
Client relationships	2 to 20 years	$350,600	$(80,528)	$270,072	15.1
Non-compete agreements	1.5 to 5 years	5,025	(4,682)	343	0.7
Trademarks	3 to 15 years	75,738	(9,919)	65,819	13.4
Patents	3 years	200	(200)	0	0
Internal-use software and other	3 to 5 years	80,301	(29,962)	50,339	3.9
Intangible assets, net		$511,864	$(125,291)	$386,573	12.6
December 31, 2019
Client relationships	2 to 20 years	$237,182	$(60,647)	$176,535	13.1
Non-compete agreements	1.5 to 5 years	4,958	(4,260)	698	1.4
Trademarks	3 to 15 years	42,606	(7,143)	35,463	12.9
Patents	3 years	200	(200)	0	0
Internal-use software and other	3 to 5 years	34,850	(22,093)	12,757	2.3
Intangible assets, net		$319,796	$(94,343)	$225,453	12.4

Amortization expense for intangible assets was $11.7 million and $8.7 million for the quarters ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $29.6 million and $26.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 6. Goodwill

Goodwill consists of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Beginning balance	$746,079	$737,197
Additions associated with acquisitions	937,463	10,604
Cumulative translation adjustment	7,813	(1,722)
Goodwill	$1,691,355	$746,079

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	2020	2019
Professional fees	$3,011	$1,535
Consulting fees/provider fees	19,255	10,618
Client performance guarantees	3,575	3,298
Legal fees	2,364	1,077
Interest payable	6,492	838
Income tax payable	2,704	2,859
Insurance	3,205	1,263
Marketing	5,983	2,810
Operating lease liabilities - current	7,276	5,088
Earnout	4,552	0
Other	6,713	5,053
Total	$65,130	$34,439

Note 8. Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,187,299	$0	$0	$1,187,299
Short-term investments	$0	$3,070	$0	$3,070
Contingent liability	$0	$0	$4,552	$4,552

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$514,353	$0	$0	$514,353
Short-term investments	$0	$2,711	$0	$2,711
Contingent liability	$0	$0	$4,769	$4,769

There were no transfers between fair value measurement levels during the quarter and nine months ended September 30, 2020 and 2019.

The change in fair value of the Company’s contingent liability is recorded in acquisition and integration related costs in the consolidated statements of operations. The contingent liability is based on future revenue and profitability expectations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability:

Fair value at December 31, 2019	$4,769
Payments	0
Change in fair value	(432)
Currency translation adjustment	215
Fair value at September 30, 2020	$4,552

Note 9. Revolving Credit Facility

The Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) in 2017. The Revolving Credit Facility was terminated pursuant to its terms effective July 14, 2020. There was no amount outstanding as of December 31, 2019.

The Company was in compliance with all debt covenants at December 31, 2019.

Note 10. Leasing Operations

The Company commenced a new 5 year lease on March 1, 2020 for office space in Santa Clara, CA. As a result the Company recorded a right-of-use asset and lease liability of $6.8 million as of March 1, 2020.

The Company rents its systems to certain qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

Operating Leases

Minimum future lease receipts on noncancelable leases as of September 30, 2020 are as follows:

As of
Operating Leases:	September 30, 2020
2020	$4,712
2021	13,161
2022	6,533
2023	962
Total receipts on noncancelable operating leases	$25,368

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

The 2027 Notes consist of the following (in thousands):

As of September 30,
Liability component	2020
Principal	$1,000,000
Less: Debt discount, net (1)	(296,760)
Net carrying amount	$703,240
(1)	Included in the accompanying consolidated balance sheet within convertiable senior notes and amortized to interest expense over the expected life of the 2027 Notes using the effective interest rate method.

The fair value of the 2027 Notes was approximately $1,246.3 million as of September 30, 2020. The Company estimates the fair value of its 2027 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2027 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 8, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2020, the remaining contractual life of the 2027 Notes is approximately 6.7 years.

The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

	Quarters Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
Contractual interest expense	$3,125	$4,618
Amortization of debt discount	8,989	12,911
Total	$12,114	$17,529
Effective interest rate of the liability component	7.0%	7.0%

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

The 2025 Notes consist of the following (in thousands):

	As of September 30,	As of December 31,
Liability component	2020	2019
Principal	$277,557	$287,500
Less: Debt discount, net (2)	(69,262)	(81,207)
Net carrying amount	$208,295	$206,293
(2)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was approximately $1,135.9 million as of September 30, 2020. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 8, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2020, the remaining contractual life of the 2025 Notes is approximately 4.6 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$971	$988	$2,947	$2,965
Amortization of debt discount	3,170	2,949	9,379	8,677
Total	$4,141	$3,937	$12,326	$11,642
Effective interest rate of the liability component	7.9%	7.9%	7.9%	7.9%

A few 2025 Noteholders converted their 2025 Notes into common stock, as a result the Company recorded a charge associated with the loss on extinguishment of debt of $1.0 million during the nine months ended September 30, 2020 .

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

The 2022 Notes consist of the following (in thousands):

	As of September 30,	As of December 31,
Liability component	2020	2019
Principal	$46,765	$274,995
Less: Debt discount, net (3)	(4,815)	(40,878)
Net carrying amount	$41,950	$234,117
(3)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $233.3 million as of September 30, 2020. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 8, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2020, the remaining contractual life of the 2022 Notes is approximately 2.2 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$351	$2,062	$3,696	$6,187
Amortization of debt discount	650	3,620	6,940	10,406
Total	$1,001	$5,682	$10,636	$16,593
Effective interest rate of the liability component	10.0%	10.0%	10.0%	10.0%

On May 14, 2020, the Company entered into privately negotiated agreements with certain holders of 2022 Notes to exchange 2022 Notes for shares of the Company’s common stock, together with cash, in private placement transactions pursuant to Section 4(a)(2) of the Securities Act (the “Exchange Transactions”). The closing occurred on May 19, 2020. In exchange for approximately $228.2 million aggregate principal amount of 2022 Notes, the Company paid approximately $231.1 million in cash (including accrued and unpaid interest and cash paid in lieu of fractional shares), together with an aggregate of approximately 3.9 million shares of its common stock. As a result of the Exchange Transactions, the company recorded a charge associated with the loss on extinguishment of debt of $9.0 million during the nine months ended September 30, 2020 .

Approximately $46.8 million aggregate principal amount of the 2022 Notes remains outstanding as of September 30, 2020.

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain clients with a rental option. Under these arrangements, the Company receives payment up front from the financing companies and the financing companies collect the client rental payments over the life of the rental agreement on a nonrecourse basis. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheet. Interest rates applicable to the outstanding advances as of September 30, 2020 ranged from 2.47% to 8.75%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of September 30, 2020 by year as follows:

As of September 30,
2020
2021	$4,037
2022	12,058
2023	6,437
2024	978
$23,510

The Company indemnifies the financing companies for any loss or expenses resulting from its failure to provide the ongoing necessary system services and support to the client. As of September 30, 2020 no events have occurred requiring compensation pursuant to these indemnification clauses.

Note 13. Legal Matters

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

Several complaints have been filed to date in connection with the merger between Livongo and the Company. Three purported class action complaints were filed under the captions: Kent v. Livongo Health, Inc., et al., Case No. 1:20-cv-01213 (D. Del.); Raheja v. Livongo Health, Inc., et al., Case No. 5:20-cv-06406 (N.D. Cal.); and Hart v. Livongo Health, Inc., et al., Case No. 1:20-cv-01222 (D. Del.). Seven additional complaints were filed by purported stockholders of Livongo under the captions: Kubus v. Livongo Health, Inc., et al., Case No. 1:20-cv-07579 (S.D.N.Y.); Jones v. Livongo Health, Inc., et al., Case No. 1:20-cv-04362 (E.D.N.Y.); Anthony v. Livongo Health, Inc., et al., Case No. 1:20-cv-07706 (S.D.N.Y.); Banner v. Livongo Health, Inc., et al., Case No. 5:20-cv-06758 (N.D. Cal.); Vea v. Livongo Health, Inc., et al., Case No. 1:20-cv-08230 (S.D.N.Y.); Ormesher v. Livongo Health Inc., et al., 5:20-cv-07105 (N.D. Cal.); and O’Connor v. Livongo Health Inc., et al., Case No. 5:20-cv-07281 (N.D. Cal.) (collectively with the purported class action complaints, the “Merger Litigations”). As of November 5, 2020, the Raheja, Kubus, and Banner complaints have been voluntarily dismissed with prejudice.

The Merger Litigations generally name as defendants Livongo and the members of its board of directors. The Kent complaint, Raheja complaint, and Hart complaint also assert claims against the Company and Tempranillo Merger Sub, Inc., a wholly owned subsidiary of the Company. The Merger Litigations generally allege that the registration statement and/or the joint proxy statement/prospectus filed in connection with the merger between Livongo and the Company omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, rendering the statements false and misleading. The Raheja complaint and the Kubus complaint also alleged that certain defendants breached their fiduciary duties in connection with the merger. The Merger Litigations seek, among other things, an order enjoining the merger; rescinding the merger, to the extent it closes, and recovering damages; and awarding costs, including attorneys’ fees and expenses. The Company believes that the claims asserted are wholly without merit.

Note 14. Common Stock and Stockholders’ Equity

Capitalization

Effective May 31, 2018, the authorized number of shares of the Company’s common stock was increased from 100,000,000 to 150,000,000 shares.

Stock Plans and Stock Options

The Company’s 2015 Incentive Award Plan and 2017 Employment Inducement Incentive Award Plan (together, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employees. Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 7,824,286 shares available for grant at September 30, 2020.

Activity under the Plans is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2019	5,206,980	$24.47	7.03	$308,538
Stock option grants	344,413	$32.60	N/A
Stock options exercised	(1,999,518)	$20.49	N/A	$(288,909)
Stock options forfeited	(162,161)	$33.14	N/A
Balance at September 30, 2020	3,389,714	$27.58	6.34	$649,682
Vested or expected to vest at September 30, 2020	3,389,714	$27.58	6.34	$649,682
Exercisable at September 30, 2020	2,610,779	$22.18	6.19	$514,480

The total grant-date fair value of stock options granted during the quarters ended September 30, 2020 and 2019 was $10.7 million and $2.1 million, respectively. The total grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $11.2 million and $4.7 million, respectively.

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

The assumptions used in the Black-Scholes option-pricing model are determined as follows:

Volatility. Since the Company does not have a reliable trading history for the expected term for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within its industry that it considers to be comparable to its business combined with the Company’s stock volatility over a period equivalent to the expected term of the stock option grants.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2020	2019
Volatility	46.1% - 56.0%	46.8% – 47.6%
Expected life (in years)	4.1	5.3
Risk-free interest rate	0.27%-1.64%	1.35% - 2.55%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$49.21	$29.21

For the quarter ended September 30, 2020 and 2019, the Company recorded compensation expense related to stock options granted of $3.4 million and $4.6 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense related to stock options granted of $11.5 million and $15.3 million, respectively.

As of September 30, 2020, the Company had $15.1 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

Activity under the RSUs is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2019	1,483,558	$54.13
Granted	400,894	$137.01
Vested and issued	(615,123)	$52.33
Forfeited	(97,771)	$58.48
Balance at September 30, 2020	1,171,558	$58.82
Vested and unissued at September 30, 2020	13,755	$50.90
Non-vested at September 30, 2020	1,157,803	$58.91

The total grant-date fair value of RSU’s granted during the quarter ended September 30, 2020 and 2019 were $11.9 million and $3.3 million, respectively. The total grant-date fair value of RSUs granted during the nine months ended September 30, 2020 and 2019 were $54.9 million and $86.7 million, respectively.

For the quarter ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the RSU’s of $11.3 million and $12.5 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the RSUs of $32.0 million and $32.2 million, respectively.

As of September 30, 2020, the Company had $72.9 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

Activity under the PSU is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2019	512,482	$62.51
Granted	111,199	$117.81
Vested and issued	(186,455)	$62.02
Balance at September 30, 2020	437,226	$76.78
Vested and unissued at September 30, 2020	0	$0
Non-vested at September 30, 2020	437,226	$76.78

No PSUs were granted during the quarter ended September 30, 2020 and 2019. The total grant-date fair value of PSU’s granted during the nine months ended September 30, 2020 and 2019 were $13.1 million and $28.5 million, respectively

For the quarter ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the PSU of $5.9 million and $4.2 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the PSUs of $16.8 million and $11.0 million, respectively.

As of September 30, 2020, the Company had $20.9 million in unrecognized compensation cost related to non-vested PSU, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 832,492 shares of common stock were reserved for issuance under this plan as of September 30, 2020. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarter September 30, 2020, the Company had not issued any shares under the ESPP. During the nine months ended September 30, 2020 and 2019, the Company issued 35,901 shares and 35,716 shares, respectively, under the ESPP. As of September 30, 2020, 519,366 shares remained available for issuance.

For the quarter ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $0.6 million and $0.2 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $1.4 million and $0.7 million, respectively.

As of September 30, 2020, the Company had $0.3 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSUs, PSUs and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue (exclusive of depreciation and amortization shown separately)	$128	$0	$128	$0
Advertising and marketing	1,644	1,384	4,447	3,522
Sales	3,275	2,732	9,465	7,390
Technology and development	2,622	1,594	7,285	5,633
General and administrative	13,239	11,644	39,826	31,700
Total stock-based compensation expense	$20,908	$17,354	$61,151	$48,245

Note 15. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized. For the quarter and nine months ended September 30, 2020, the Company recognized an income tax benefit of $(2.3) million and $(5.4) million, respectively, primarily due to the reduction of an uncertain tax benefit reserve, as well as the amortization of acquired intangibles and stock compensation deductions. The expiration of the statute of limitations for an uncertain tax position occurred in this quarter, resulting in a $(2.0) million tax benefit.

For the quarter and nine months ended September 30, 2019, the Company recognized an income tax benefit of $(7.3) million and $(6.5) million, respectively, primarily related to the partial valuation allowance release due to the anticipated intercompany transfer of a U.S. subsidiary from a foreign owned subsidiary to the U.S. parent which was executed the following quarter.

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

Note 16. Subsequent Event

The closing of the merger with Livongo occurred on October 30, 2020. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. The total consideration received by Livongo shareholders from the Company was $12,846.3 million consisting of $432.9 million of cash and 60.4 million shares of Teladoc Health’s common stock valued at approximately $12,413.4 million on October 30, 2020.

On the closing date of the merger, Teladoc Health guaranteed $550.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2025 (the “Livongo Notes”) issued by Livongo, a wholly-owned subsidiary of Teladoc Health following the merger. The guarantee is an unsecured obligation of Teladoc Health, ranks equally with all of its other unsecured and unsubordinated indebtedness and is full and unconditional. See Livongo’s Current Report on Form 8-K filed on October 28, 2020 for financial information regarding Livongo as of September 30, 2020 and for the three and nine months ended September 30, 2020 and Livongo’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020 for information regarding the terms of the Livongo Notes.

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

●	ongoing legal challenges to or new state actions against our business model;

●	our dependence on our relationships with affiliated professional entities;

●	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

●	our ability to operate in the heavily regulated healthcare industry;

●	our history of net losses and accumulated deficit;

●	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

●	risk of the loss of any of our significant Clients;

●	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

●	our ability to establish and maintain strategic relationships with third parties;

●	risks specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

●	our ability to recruit and retain a network of qualified Providers;

●	risk that the insurance we maintain may not fully cover all potential exposures;

●	rapid technological change in the telehealth market;

●	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and its impact on our financial condition and results of operations;

●	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

●	risks associated with potential disruptions to our business caused by the COVID-19 pandemic;

●	difficulties integrating the Livongo Health, Inc. business and realizing the anticipated synergies and other benefits of the combined company;

●	risks that the business uncertainties arising from the merger with Livongo Health, Inc. could adversely affect our business and operations;

●	any statements of belief and any statements of assumptions underlying any of the foregoing;

●	other factors disclosed in this Form 10-Q; and

●	other factors beyond our control.

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Livongo Merger

On August 5, 2020, Teladoc Health entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Livongo Health, Inc., a Delaware corporation (“Livongo”), and Tempranillo Merger Sub, Inc., a Delaware corporation and a newly formed, direct wholly owned subsidiary of Teladoc Health (“Merger Sub”), pursuant to which Merger Sub would merge with and into Livongo, with Livongo continuing as the surviving corporation and a direct wholly owned subsidiary of Teladoc Health.

The closing of the merger occurred on October 30, 2020. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. For more information, see Note 16, “Subsequent Event” of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 109% to $288.8 million for the quarter ended September 30, 2020, which was largely organic growth and including $24.9 million from our recent InTouch acquisition. The increase in revenue includes significant surge in demand for our services associated with the global outbreak of COVID-19. We increased revenue 79% to $710.6 million for the nine months ended September 30, 2020, which was largely organic growth and including $26.1 million from our InTouch acquisition and the 2019 MedicinDirect acquisition.

For the quarter ended September 30,2020 78%, 18% and 4% of our revenue was derived from access fees, visit fees and other revenue, respectively and for the nine months ended September 30, 2020, 77%, 22% and 1% of our revenue was derived from access fees, visit fees and other revenue, respectively. For the quarter ended September 30, 2019, 86% and 14% of our revenue was derived from access fees and visit fees, respectively and for the nine months ended September 30, 2019, 85% and 15% of our revenue were derived from access fees and visit fees, respectively. The increased percentage of visit related revenue in 2020 is a result of the COVID-19 pandemic. Other revenue primarily comprise of revenue from sales and rental of equipments as a result of our acquisition of InTouch. Additionally, we believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader U.S. healthcare system.

Membership, Visits and Platform Enabled Sessions

We completed approximately 7.6 million telehealth visits in the first nine months of 2020 and approximately 4.1 million telehealth visits for the full year of 2019. Paid Membership increased by approximately 14.8 million Members to 51.5 million from December 31, 2019 through September 30, 2020. We also completed approximately 986,000 platform enabled sessions in the quarter ending September 30, 2020 associated with InTouch.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded the channels that we serve and our distribution capabilities as well as broadening our service offerings.

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc. (“InTouch”) and InTouch became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $1,079.5 million, net of cash acquired of $1.1 million, which was comprised of 4.6 million shares of Teladoc’s common stock valued at $918.8 million on July 1, 2020, and $160.7 million of cash. InTouch is the leading provider of enterprise telehealth solutions for hospitals and health systems.

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

Additionally, on August 5, 2020, we announced that we had entered into a definitive merger agreement with Livongo which represents a transformational opportunity to improve the delivery, access and experience of healthcare for consumers around the world. The merger closed on October 30, 2020. For more information, see Note 16, “Subsequent Event” of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee. Membership increased by approximately 14.8 million Members to 51.5 million from December 31, 2019 through September 30, 2020.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for certain of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 206% or 1.9 million to approximately 2.8 million for the quarter ended September 30, 2020 compared to the same period in 2019. The increase in visits is reflective of our ability to secure new clients as well as the surge in demand for our services associated with COVID-19. Visits increased by 164%

or 4.7 million to approximately 7.6 million for the nine months ended September 30, 2020 compared to the same period in 2019.

Number Platform Enabled of Sessions. A platform enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our client’s patient, or between care providers. We believe platform enabled sessions are an indicator of the value our clients derive from the platform they license from us in order to facilitate virtual care. Over time, we expect platform enabled sessions to outpace overall revenue growth as telehealth becomes a bigger part of our clients’ care delivery strategy. 986,000 platform enabled sessions were completed for the quarter ended September 30, 2020 associated with InTouch.

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

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. We experienced a surge in demand for our services in March of 2020 associated with the COVID-19 global pandemic that continued during the quarter-end September 30, 2020 and as a result we anticipate that this will alter our historical seasonal utilization trends during 2020. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2019 filed with the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, inventories, accounting for business combinations, goodwill, intangible assets, long-lived assets, capitalized development costs, earnout, rental equipment, advances from financing companies, income taxes, lease liabilities, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and there have been no material changes to our critical accounting policies during 2020 other than those as discussed in Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters ended September 30, 2020 and 2019 and the dollar and percentage change between the respective periods:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020	2019			2020	2019
	$	$	Variance	%	$	$	Variance	%(a)
Revenue	$288,812	$137,969	$150,843	109%	$710,641	$396,818	$313,823	79%
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	104,725	42,799	61,926	145%	267,887	129,110	138,777	107%
Operating expenses:
Advertising and marketing	52,302	31,321	20,981	67%	132,395	84,341	48,054	57%
Sales	23,483	16,120	7,363	46%	60,110	48,164	11,946	25%
Technology and development	29,958	15,746	14,212	90%	72,244	48,398	23,846	49%
Legal and regulatory	2,812	1,634	1,178	72%	6,266	5,239	1,027	20%
Acquisition and integration related costs	25,395	1,995	23,400	N/M %	30,686	4,143	26,543	N/M %
General and administrative	56,930	38,681	18,249	47%	156,433	113,212	43,221	38%
Depreciation and amortization	12,932	9,617	3,315	34%	32,535	29,065	3,470	12%
Total expenses	308,537	157,913	150,624	95%	758,556	461,672	296,884	64%
Loss from operations	(19,725)	(19,944)	219	(1)%	(47,915)	(64,854)	16,939	(26)%
Loss on extinguishment of debt	1,227	0	1,227	N/M %	8,978	0	8,978	N/M %
Interest expense, net	17,222	7,700	9,522	124%	39,676	21,432	18,244	85%
Net loss before taxes	(38,174)	(27,644)	(10,530)	38%	(96,569)	(86,286)	(10,283)	12%
Income tax (benefit) expense	(2,290)	(7,298)	5,008	(69)%	(5,400)	(6,466)	1,066	(16)%
Net loss	$(35,884)	$(20,346)	$(15,538)	76%	$(91,169)	$(79,820)	$(11,349)	14%

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(35,884)	$(20,346)	$(91,169)	$(79,820)
Add:
Loss on extinguishment of debt	1,227	0	8,978	0
Interest expense, net	17,222	7,700	39,676	21,432
Income tax benefit	(2,290)	(7,298)	(5,400)	(6,466)
Depreciation expense	1,272	982	2,983	2,701
Amortization expense	11,660	8,635	29,552	26,364
EBITDA(1)	(6,793)	(10,327)	(15,380)	(35,789)
Stock-based compensation	20,908	17,354	61,151	48,245
Acquisition and integration related costs	25,395	1,995	30,686	4,143
Adjusted EBITDA(1)	$39,510	$9,022	$76,457	$16,599
(1)	Non-GAAP Financial Measures:

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use EBITDA income (loss) and Adjusted EBITDA income (loss), which are

non-U.S. GAAP financial measures to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

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

Consolidated Results of Operations Discussion

We completed our acquisitions of InTouch on July 1, 2020 and MedecinDirect on April 30, 2019. The results of operations of the aforementioned acquisitions have been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of each acquisition.

Revenue. Total revenue was $ 288.8 million for the quarter ended September 30, 2020 , compared to $138.0 million during the quarter ended September 30, 2019, an increase of $150.8 million, or 109%, with organic growth reflecting approximately a 90% increase. Total revenue was $710.6 million for the nine months ended September 30, 2020, compared to $396.8 million during the quarter ended September 30, 2019, an increase of $313.8 million, or 79%, with organic growth reflecting a 73% increase. The primary increase for both the quarter and nine months ended 2020 was substantially driven by an increase in new Clients and the number of new Members generating additional access fees and an increase in volume associated with the COVID-19 pandemic as well as the acquisition of InTouch which contributed $24.9 million for both the quarter and nine months ended September 30, 2020. Access fee revenue increased to $226.6 million, or 90% for the quarter ended September 30, 2020 . Access fee revenue increased to $545.8 million, or 62% for the nine months ended September 30, 2020. The increase in access fees was due to the addition of new Clients and direct-to-consumer members, as the number of paid Members increased by 47% from September 30, 2019 to September 30, 2020. Revenue from U.S. access fees was $194.6 million for the quarter ended September 30, 2020 compared to $92.1 million for the quarter ended September 30, 2019 and was $454.6 million for the nine months ended September 30, 2020 compared to $258.6 million for the nine months ended September 30, 2019. We generated $32.0 million of international access fees for the quarter ended September 30, 2020 and $27.0 million for the quarter ended September 30, 2019 and $91.3 million of international access fees for the nine months ended September 30, 2020 and $77.7 million for the nine months ended September 30, 2019, which includes contributions from the MedecinDirect acquisition.

We completed approximately 2.8 million visits, representing $51.0 million of visit fees for the quarter ended September 30, 2020, compared to approximately 0.9 million visits, representing $18.8 million of visit fees, for the quarter ended September 30, 2019, an increase of $32.2 million, or 171%. The increase in visit fees is associated with the aforementioned increase in paid Members as well as the impact of COVID-19. We completed approximately 7.6 million visits, representing $153.6 million of visit fees for the nine months ended September 30, 2020, compared to approximately 2.9 million visits, representing $60.5 million of visit fees during the nine months ended September 30, 2019, an increase of $93.1 million, or 154%.

Other revenue was $11.1 million for the quarter and it was primarily comprised of sales and rental equipment associated with the recent InTouch acquisition.

Cost of Revenue (exclusive of depreciation and amortization shown separately below). Cost of revenue was $104.7 million for the quarter ended September 30, 2020 compared to $42.8 million for the quarter ended September 30, 2019, an increase of $61.9 million, or 145%. Cost of revenue was $267.9 million for the nine months ended September 30, 2020 compared to $129.1 million for the nine months ended September 30, 2019, an increase of $138.8 million, or 107%. These increases were primarily due to increased general medical visits and behavioral health visits resulting in increased provider fees, additional incentive fees paid to physicians and physician network operation center costs to service the aforementioned increases in revenue and the additional $10.1 million in costs associated with InTouch for both the quarter and nine months ended September 30, 2019. Cost of revenue also includes costs associated with virtual healthcare devices consisting of materials, labor, and shipping charges as well as depreciation of rental equipment for InTouch. The cost of revenue includes additional investments in capacity expansion associated with the global outbreak of COVID-19 of $0.7 million and $6.9 million for the quarter and nine months ended September 30, 2020, respectively.

Advertising and Marketing Expenses. Advertising and marketing expenses were $52.3 million for the quarter ended September 30, 2020 compared to $31.3 million for the quarter ended September 30, 2019, an increase of $21.0 million, or 67%. Including the impact from InTouch, this increase primarily consisted of increased digital advertising, member engagement and acquisition initiatives, and sponsorship of professional organizations of $17.0 million and increases in employee-related expenses and others of $4.0 million. Advertising and marketing expenses were $132.4 million for the nine months ended September 30, 2020 compared to $84.3 million for the nine months ended September 30, 2019, an increase of $48.1 million, or 57%. Including the impact from InTouch, this increase primarily consisted of increased digital advertising, member engagement initiatives, sponsorship of professional organizations of $41.4 million, as well as increased employee-related expenses of $6.7 million.

Sales Expenses. Sales expenses were $23.4 million for the quarter ended September 30, 2020 compared to $16.1 million for the quarter ended September 30, 2019, an increase of $7.3 million, or 45%. Including the impact from InTouch, this increase primarily consisted of increased staffing and sales commissions of $7.3 million. Sales expenses were $60.0 million for the nine months ended September 30, 2020 compared to $48.1 million for the nine months ended September 30, 2019, an increase of $11.9 million, or 25%. Including the impact from InTouch, this increase primarily consisted of increased staffing and sales commissions of $13.9 million offset by a decrease to other sales expenses of $2.0 million

Technology and Development Expenses. Technology and development expenses were $29.9 million for the quarter ended September 30, 2020 compared to $15.7 million for the quarter ended September 30, 2019, an increase of $14.2 million, or 90%. Including the impact from InTouch, this increase resulted primarily from hiring additional personnel totaling $7.9 million and other professional expenses of $6.3 million. Technology and development expenses were $72.2 million for the nine months ended September 30, 2020 compared to $48.4 million for the nine months ended September 30, 2019, an increase of $23.8 million, or 49%. Including the impact from InTouch, this increase resulted primarily from hiring additional personnel totaling $13.8 million and increases in other expenses of $10.0 million.

Legal and Regulatory Expenses. Legal and regulatory expenses were $2.8 million for the quarter ended September 30, 2020 and increased when compared to $1.6 million for the quarter ended September 30, 2019, an increase of $1.2 million. This increase resulted primarily from increased expenses to support litigation activities. Legal and regulatory expenses were $6.2 million for the nine months ended September 30, 2020 and consistent when compared to $5.2 million for the nine months ended September 30, 2019, a decrease of $1.0 million. This decrease was primarily driven by the timing of costs associated with litigation activities.

Acquisition and Integration Related Costs. Acquisition and integration related costs, incurred primarily in connection with integration activities of prior acquisitions as well as costs associated with the recent InTouch acquisiton and pending Livongo acquisition was $25.4 million for the quarter ended September 30, 2020 compared to $2.0 million for the quarter ended September 30, 2019, an increase of $23.4 million. Acquisition and integration related costs, incurred in connection with these acquisitions, were $30.7 million for the nine months ended September 30, 2020 compared to $4.1 million for the nine months ended September 30, 2019, an increase of $26.6 million. The 2020 and 2019 acquisition and integration related costs represent investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other non-recurring transaction costs related to mergers and acquisitions.

General and Administrative Expenses. General and administrative expenses were $56.8 million for the quarter ended September 30, 2020 compared to $38.9 million for the quarter ended September 30, 2019, an increase of $18.1 million, or 47%. This increase was driven primarily by an increase in employee-related expenses of approximately $7.4 million resulting from growth in total employee headcount to 3,276 at September 30, 2020 as compared to 2,386 employees at September 30, 2019 reflecting increased employee costs including to support the increase volume of activities due to COVID-19 and the impact from InTouch. Other expenses, such as office-related charges, professional fees and bank charges, increased by $10.7 million for the quarter ended September 30, 2020 as compared to September 30, 2019. General and administrative expenses were $156.3 million for the nine months ended September 30, 2020 compared to $113.4 million for the nine months ended September 30, 2019, an increase of $43.1 million, or 38%. This increase was driven primarily by an increase in employee-related expenses of approximately $19.2 million resulting from growth in total employee headcount including to support the increase volume of activities due to COVID-19 and the impact from InTouch. Other expenses, which include office-related charges, professional fees and bank charges, increased by $23.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, to support the growth of our business.

Depreciation and Amortization. Depreciation and amortization were $12.9 million for the quarter ended September 30, 2020 and consistent when compared to $9.6 million for the quarter ended September 30, 2019, an increase of $3.3 million or 34%. Depreciation and amortization was $32.5 million for the nine months ended September 30, 2020 and consistent when compared to $29.0 million for the nine months ended September 30, 2019, an increase of $3.5 million, or 12%. Additional amortization expenses primarily related to an increase in acquisition-related intangible assets that increased from $313.3 million at September 30, 2019 to $511.9 million at September 30, 2020 and an increase of depreciation expense on an increased base of depreciable fixed assets that increased from $24.9 million at September 30, 2019 to $31.9 million at September 30, 2020.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our Convertible Senior Notes, interest income from short-term investments in marketable securities and foreign exchange gain or loss. Interest expense, net was $17.2 million for the quarter ended September 30, 2020 compared to $7.7 million for the quarter ended September 30, 2019. Interest expense, net was $39.7 million for the nine months ended September 30, 2020 compared to $21.4 million for the nine months ended September 30, 2019. The Company increased its Convertible Senior Notes outstanding to approximately $1,324.3 million at September 30, 2020 from approximately $562.0 million at September 30, 2019. These increases in net interest expense in 2020 reflects the higher outstanding debt, interest expense accretion associated with our Convertible Senior Notes and, lower interest income from short-term investments, as well as a higher foreign exchange loss. In conjunction with the issuance of Convertible Senior Notes in May 2020, the Company also exchanged approximately $9.9 million and $228.2 million of existing outstanding Convertible Senior Notes that were to mature in 2025 and 2022, respectively and recorded a charge associated with the loss on extinguishment of $1.1 million and $8.8 million during the quarter and nine months ended September 30, 2020, respectively.

Income tax (benefit) expense.   Income tax benefit was $(2.3) million for the quarter ended September 30, 2020 compared to an income tax benefit $(7.3) million for the quarter ended September 30, 2019. The reduction is primarily due to the $(8.1) million reduction of a valuation allowance due to an intercompany transfer which was recorded in the quarter ended September 30, 2019 versus a $(2.0) million reduction of an uncertain tax benefit reserve which occurred in the quarter ended September 30, 2020. Income tax benefit was $(5.4) million for the nine months ended September 30, 2020 compared to an income tax benefit $(6.5) million for the nine months ended September 30, 2019. The reduction is primarily reflective of increased excess stock compensation benefits in the first nine months of 2020, as well as the reduction of a uncertain tax benefit reserve, offset by the reduction in valuation allowance which was recorded in the first nine months of 2019.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended
	September 30,
	2020	2019
Consolidated Statements of Cash Flows Data
Net cash provided by operating activities	$61,425	$11,747
Net cash (used in) provided by investing activities	(177,050)	15,466
Net cash provided by financing activities	788,700	25,053
Total	$673,075	$52,266

Historically, we have financed our operations primarily through public and private sales of equity securities, debt issuance and bank borrowings.

Our principal sources of liquidity are cash and cash equivalents totaling $1,187.3 million as of September 30, 2020, which were held for working capital, acquisition and investment activity purposes. Our cash and cash equivalents are comprised of money market funds and marketable securities. Additionally, we have short term marketable securities of $3.1 million as of September 30, 2020.

On July 1, 2020, we completed the acquisition of InTouch. The purchase price was $1,079.5 million, net of cash acquired of $1.1 million, consisting of $160.7 million of cash, and 4.6 million shares of Teladoc’s common stock valued at $918.8 million on July 1, 2020.

On April 30, 2019, we completed the acquisition of MedecinDirect. The purchase price was $11.2 million cash with additional potential earnout consideration. We also made a $5.0 million minority investment in Vida Health on June 19, 2019.

Cash Provided by Operating Activities

For the nine months ended September 30, 2020, cash provided by operating activities was $61.4 million compared to a use of cash of $11.7 million for the prior year period. The improvement in cash flows resulted primarily from higher earnings excluding non-cash items, as noted by the increase in EBITDA and Adjusted EBITDA, as the Company has enhanced operating leverage on its cash expenses while its revenues increased. Additionally, net working capital increased compared to the prior year period.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $177.1 million for the nine months ended September 30, 2020. Cash used in investing activities consisted of the InTouch acquisiton of $159.7 million, purchases of property and equipment totaling $2.9 million and investments in internally developed capitalized software of $14.5 million.

Cash provided by investing activities was $15.5 million for the nine months ended September 30, 2019. Cash provided by investing activities consisted of maturities of short-term marketable securities of $39.2 million, net of sales, offset by the purchases of property and equipment totaling $2.8 million, investments in internally developed capitalized software of $4.7 million, investment in securities of $5.0 million and acquisition of businesses of $11.2 million

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $788.7 million. Cash provided by financing activities consisted of $975.9 million of net cash proceeds from the issuance of the 2027 Notes, $40.6 million of proceeds from the exercise of employee stock options, $2.5 million of proceeds from employee stock purchase plan, $1.9 million of proceeds from advances from financing companies and $0.3 million of timing associated with net cash proceeds for tax withholding for stock-based compensation, offset by $228.2 million of cash used in the repurchased of 2022 Notes and $4.4 million from a net change in payments from customers against advances from financing companies.

Cash provided by financing activities for the nine months ended September 30, 2019 was $25.1 million. Cash provided by financing activities consisted of $24.8 million of proceeds from the exercise of employee stock options, $1.9 million of proceeds from employee stock purchase plan, offset by payment of $1.6 million for tax withholding for options exercised.

Looking Forward

At September 30, 2020, the Company’s cash and short-term investments were $1,190.4 million. For the nine months ended September 30, 2020, we have continued to experience positive Adjusted EBITDA and for the full year 2020 we anticipate positive Adjusted EBITDA as well as positive free cash flow.

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

On November 5, 2020, we filed an automatically effective shelf registration statement on Form S-3 under the Securities Act (the “2020 Shelf”). The 2020 Shelf registers 931 shares of common stock issuable upon the exercise of certain stock options granted under the Livongo Health, Inc. Amended and Restated 2014 Stock Incentive Plan (the “2014 Livongo Plan”) that are outstanding and held by eligible former employees of Livongo. In connection with the Livongo merger, we assumed the obligations under the 2014 Livongo Plan.

Indebtedness

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

On May 14, 2020, the Company entered into privately negotiated agreements with certain holders of 2022 Notes to exchange 2022 Notes for shares of the Company’s common stock, together with cash, in private placement transactions pursuant to Section 4(a)(2) of the Securities Act. The closing of the Exchange Transactions occurred on May 19, 2020. In exchange for approximately $228.2 million aggregate principal amount of 2022 Notes, the Company paid approximately $231.1 million in cash (including accrued and unpaid interest and cash paid in lieu of fractional shares), together with an aggregate of approximately 3.9 million shares of its common stock. As a result of the Exchange Transactions, the Company recorded a charge associated with the loss on extinguishment of debt of $7.7 million during the quarter ended September 30, 2020 .

Approximately $46.8 million aggregate principal amount of the 2022 Notes remains outstanding as of September 30, 2020.

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

We were in compliance with all debt covenants at September 30, 2020 and December 31, 2019.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2020:

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$44,465	$2,499	$17,970	$15,488	$8,508
Debt obligations under the Convertible Notes	1,324,322	0	46,765	277,557	1,000,000
Interest associated with the Convertible Notes	107,240	17,719	33,669	32,633	23,219
Total	$1,476,027	$20,218	$98,404	$325,678	$1,031,727

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

We do not have any floating rate debt as of September 30, 2020. Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

No Client represented over 10% of revenues for the quarters ended September 30, 2020 and 2019.

No Client represented over 10% of accounts receivable at September 30, 2020 and December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. At September 30, 2020, the Company is not aware of any pending or threatened litigation that would have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably.

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

Several complaints have been filed to date in connection with the merger between Livongo Health Inc. (“Livongo”) and the Company. Three purported class action complaints were filed under the captions: Kent v. Livongo Health, Inc., et al., Case No. 1:20-cv-01213 (D. Del.); Raheja v. Livongo Health, Inc., et al., Case No. 5:20-cv-06406 (N.D. Cal.); and Hart v. Livongo Health, Inc., et al., Case No. 1:20-cv-01222 (D. Del.). Seven additional complaints were filed by purported stockholders of Livongo under the captions: Kubus v. Livongo Health, Inc., et al., Case No. 1:20-cv-07579 (S.D.N.Y.); Jones v. Livongo Health, Inc., et al., Case No. 1:20-cv-04362 (E.D.N.Y.); Anthony v. Livongo Health, Inc., et al., Case No. 1:20-cv-07706 (S.D.N.Y.); Banner v. Livongo Health, Inc., et al., Case No. 5:20-cv-06758 (N.D. Cal.); Vea v. Livongo Health, Inc., et al., Case No. 1:20-cv-08230 (S.D.N.Y.); Ormesher v. Livongo Health Inc., et al., 5:20-cv-07105 (N.D. Cal.); and O’Connor v. Livongo Health Inc., et al., Case No. 5:20-cv-07281 (N.D. Cal.) (collectively with the purported class action complaints, the “Merger Litigations”). As of November 5, 2020, the Raheja, Kubus, and Banner complaints have been voluntarily dismissed with prejudice

The Merger Litigations generally name as defendants Livongo and the members of its board of directors. The Kent complaint, Raheja complaint, and Hart complaint also assert claims against the Company and Tempranillo Merger Sub, Inc., a wholly owned subsidiary of the Company. The Merger Litigations generally allege that the registration statement and/or the joint proxy statement/prospectus filed in connection with the merger between Livongo and the Company omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, rendering the statements false and misleading. The Raheja complaint and the Kubus complaint also alleged that certain defendants breached their fiduciary duties in connection with the merger. The Merger Litigations seek, among other things, an order enjoining the merger; rescinding the merger, to the extent it closes, and recovering damages; and awarding costs, including attorneys’ fees and expenses. The Company believes that the claims asserted are wholly without merit.

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

We may have difficulty integrating the Livongo business, and the anticipated synergies and other benefits of the combined company may not be realized.

On October 30, 2020 we completed the merger with Livongo. For more information, see Note 16, “Subsequent Event” of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The ultimate success of our recent merger with Livongo will depend in large part on the success of the management of the newly combined company in integrating the operations, strategies, technologies and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of the two companies or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair our operations. In addition, the overall integration of Livongo post-merger will continue to be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties we may encounter in the integration process include the following:

●	the integration of management teams, strategies, technologies and operations, products and services;
●	the disruption of ongoing businesses and distraction of management from ongoing business concerns;
●	the retention of and possible decrease in business from the existing customers of both companies;
●	the creation of uniform standards, controls, procedures, policies and information systems;
●	the reduction of the costs associated with each company’s operations;
●	the integration of corporate cultures and maintenance of employee morale;
●	the retention of key employees; and
●	potential unknown liabilities associated with the merger.

The initial anticipated cost savings, synergies and other benefits of the merger assume a successful integration of the companies and are based on projections and other assumptions, which are inherently uncertain. Even if integration is successful, anticipated cost savings, synergies and other benefits may not be achieved.

Certain business uncertainties arising from the merger with Livongo could adversely affect our business and operations.

Uncertainties about the effect of the merger with Livongo on employees, clients, members, providers, experts and other persons with whom we have a business relationship may have an adverse effect on us. During times of significant change and uncertainty such as the period following the merger, clients, members, providers, experts and other persons with whom we have a business relationship may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships with us, or take other actions as a result of the merger that could negatively affect our revenues, earnings and cash flows, as well as the market price of our securities. Our ability to raise additional capital through the debt markets, and the associated borrowing costs, may also be negatively impacted. Any such effects could limit our ability to achieve the anticipated benefits of the merger with Livongo. These uncertainties about the effect of the merger may also impair our ability to attract, retain and motivate key personnel. Employee retention may be challenging, as certain employees may experience uncertainty about their future roles or may be dissatisfied with their new roles. If key employees depart, our business could be materially harmed. If key employees join a competitor or form a new competitor, existing and potential clients could choose to use the products or services of that competitor instead of our products or services.

The COVID-19 pandemic could cause disruptions and adversely impact our business and operations.

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

Our continued access to sources of liquidity also depend on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. A $10 million Revolving Credit Facility was terminated pursuant to its terms effective July 14, 2020. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of the agreements governing our current indebtedness include, and any future debt agreements could include, restrictive covenants, which could restrict our business operations.

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

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated January 11, 2020, by and among Teladoc Health, Inc., Jonata Sub One, Inc., Jonata Sub Two, Inc., InTouch Technologies, Inc. and Fortis Advisors LLC, as equity holder representative	8-K	001-37477	2.1	1/13/20

2.2	Agreement and Plan of Merger, dated as of August 5, 2020, by and among Teladoc Health, Inc., Tempranillo Merger Sub, Inc. and Livongo Health, Inc.	8-K	001-37477	2.1	8/6/20

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	10/30/20

3.5	Fourth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/25/19

10.1	Voting Agreement, dated as of August 5, 2020, by and among Teladoc Health, Inc., Tempranillo Merger Sub, Inc., General Catalyst Group VI, L.P., General Catalyst Group VIII, L.P., General Catalyst Group VIII Supplemental, L.P., GC Venture LH Manager, LLC, Kinnevik Internet Lux S.a.r.l., 7Wire Ventures LLC, Glen Tullman and Lee Shapiro.	8-K	001-37477	10.1	8/6/20

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: November 6, 2020	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: November 6, 2020	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer