Form 10-K
period 2020-12-31
Teladoc Health, Inc.
filed 2021-03-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	⌧	Accelerated filer	◻	Non-accelerated filer	◻	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ⌧

The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14,936,555,578. The registrant has no non-voting stock outstanding.

As of February 25, 2021, there were 152,699,999 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2021 annual meeting of stockholders are incorporated by reference in response to Part III of this Report to the extent stated herein.

PART I

Item 1. Business

Overview

Teladoc Health, Inc. is the largest and most trusted global leader of comprehensive virtual healthcare services. We are forging a new healthcare experience with better convenience, outcomes and value. Our mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience. Our vision is to position virtual care as the first place consumers go to get the care they need and manage their health. For whatever healthcare needs a consumer has, across any site of care, we aim to provide the right level of personalized support to meet that need. We believe that favorable existing macro trends were accelerated by the impacts of the COVID-19 pandemic, driving greater consumer trial and use of virtual care, and increased adoption by employers, health plans, hospitals and health systems, and health care providers. In combination with the expansion of our capabilities, we believe that these trends present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that deliver convenient, high quality care; empower consumers to manage and improve their health; and enable providers to offer their best care for their patients. Our Clients consist of employers, including over 50% of the Fortune 500, health plans, health systems, and insurance and financial services companies (Clients).

We will achieve this by delivering, enabling and empowering integrated whole-person virtual care services and experiences that span every stage of the health journey, with a portfolio of services and solutions covering hundreds of medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions including diabetes, hypertension, cancer and congestive heart failure. By combining the latest in data science and analytics with an award-winning user experience through a highly flexible technology platform, we completed approximately 10.6 million telehealth visits in 2020 through our network of providers while our licensed platform enabled our Clients’ own clinicians to provide approximately 2.1 million visits for their own patients around the globe, including InTouch platform-enabled sessions from the date of acquisition on July 1, 2020.

Over 51 million unique U.S. paid Members (Members) and 22 million visit fee only individuals have access to our high-quality healthcare and expertise, including 0.6 million Members with access to one or more of our chronic care solutions. We provide access to healthcare through our portfolio of consumer brands 24 hours a day, seven days a week and 365 days a year. Our solutions are delivered with an approximate median response time of less than ten minutes for 2020 in the U.S. for general medical inquiries from the time a Member requests a general medical telehealth visit to the time they consult with a Teladoc Health network provider.

During 2020 we merged with Livongo, the leader in digital chronic condition management solutions for employers and health plans. Livongo empowers people with chronic conditions to live better and healthier lives, beginning with diabetes and now including hypertension, weight management, diabetes prevention, and mental health. The total consideration was $13,938.0 million, consisting of $401.0 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.4 million shares of our common stock valued at approximately $12,981.6 million. In 2020 we also acquired InTouch, the leader in providing scalable, integrated virtual care solutions to hospitals, health systems, and other provider entities, for aggregate consideration of $1,069.8 million, which was comprised of 4.6 million shares of our common stock valued at $903.3 million, and $166.5 million of net cash.

The merger with Livongo has positioned us to offer integrated, comprehensive Whole Person solutions that we believe will meet the current and future needs of our Clients and Members. By bringing together leaders in virtual health and chronic condition management, we believe that the merger combines comprehensive clinical expertise with a rich technology and data-driven experience; prevention and chronic condition management with acute and specialty care; behavior change expertise with data science; global footprint with products meeting global need; access with innovation and two of the fastest growing companies in health technology. The combined company’s platform features the full range of health support – from AI engine-driven “nudges” and health coaches to therapists and board-certified physicians and the world’s leading specialists – available anytime, anywhere to ensure the right care is always delivered. We believe that delivering Whole Person care as a comprehensive partner with a patient and health system will drive better health and cost outcomes and fundamentally change how patients access and experience healthcare, and the combination of our data scale, technology and clinical capabilities with Livongo’s technology and data insights will underpin the combined company’s ability to deliver differentiated care. We further believe that our significant Member scale and millions of annual visits will increase enrollment and utilization across the combined company's solutions as well as amplify overall engagement retention.

The Teladoc Health Brand Portfolio

Our consumer brands – Teladoc, Livongo, Advance Medical, Best Doctors, BetterHelp and HealthiestYou - deliver access to advice and resolution for a broad array of healthcare needs, in intuitive, award-winning experiences designed to meet the expectations of today’s consumers, from children to the senior population. The most common way for individuals to request healthcare is by using a mobile device, reflecting the growing consumer adoption of mobile technology and applications in managing their health.

Who We Serve

We currently provide virtual healthcare services on a business-to-business (B2B) basis to thousands of Clients including employers, health plans, hospitals and health systems, and insurance and financial services companies (Clients) spanning the global healthcare landscape and provide services to consumers directly and through channel partners. In our behavioral health business, including our BetterHelp brand, we serve individuals in the direct-to-consumer (D2C) market and through business partnerships with other trusted brands. Our Clients purchase our solutions to reduce their healthcare spending, or to provide market differentiating services as a part of, or a complement to, their core set of consumer service offerings, while at the same time, offering convenient, affordable, high-quality healthcare to their constituents. On a direct B2B basis, we sell to our Clients who in turn buy our solutions on behalf of their beneficiaries. In our various sales channels, a range of third parties, including health plans, pharmacy benefits managers, financial institutions, brokers, agents, benefits consultants and resellers, sell our solutions to various end markets around the world. Notably, many of our health plan Clients also act as channel partners because they resell our solutions to their Administrative Service Only (ASO) accounts and other customers. Similarly, our financial services Clients act as channel partners, embedding our solutions into a range of insurance, credit card and other financial products.

We have over 50 health plan Clients, including some of the largest in the United States. While health plans are Clients, they also serve as distribution channels to self-insured employers that contract with us through our relationships with the health plan. We serve more than 600 hospital and health system Clients and our employer Clients include over 50% of the Fortune 500 companies. The remainder of our Clients are from channel partners such as brokers, resellers and consultants who sell into a range of small, medium and large enterprises.

Our virtual solutions delivered through all of our channels offer our Clients proven substantial savings opportunities and an attractive return on investment. We commissioned Veracity Analytics, an independent healthcare data analytics company, to perform a study of several Clients representing nearly two million of our Members as of the end of 2016. To date, we believe this is the most comprehensive study of its kind and the findings remain valid based on our experience with our Clients. The study found that these Clients saved $472 on average per general medical visit when its Members received healthcare through Teladoc Health instead of receiving healthcare in other settings for the same diagnosis. Our chronic care solutions have also been shown to provide significant average cost savings for our Clients, including an average savings of $1,908 per participant per year in our Livongo for Diabetes program.

How We Generate Revenue

We primarily generate revenue on a contractually recurring, subscription access fee basis, typically on either a per-Member-per-month (PMPM) or per-enrollee-per-month basis (PEPM), and in certain contracts, on a per subscriber basis. In some cases, Clients primarily pay monthly subscription fees based on a per-participant-per-month model, based on the number of active enrolled Members each month. We also generate revenue from health system and provider Clients related to our licensed technology platform, primarily in the form of recurring access fee revenue as well as from the sale and lease of devices such as robots, carts and tablets.

Our access fees comprise the majority of our revenue and therefore provide us with significant revenue visibility. We also generate additional revenue on a per-telehealth visit basis through certain Clients with visit fee only (VFO) arrangements.

For certain Clients, we also earn visit fees or per-case fees in combination with access fees. Access fee services continue to be the most appealing to our Clients due to the proven effectiveness of our engagement science and surround sound strategies driving utilization of our services.

Access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries, clinicians, or as is the case with certain of our subscribers, fees are paid by our Members themselves. General medical and other specialty visit fees are paid by Clients and/or Members.

For the year ended December 31, 2020, 79%, 19% and 2% of our revenue was derived from access fees, visit fees and other, respectively. For both of the years ended December 31, 2019 and 2018, 84% and 16% of our revenue were derived from access fees and visit fees.

Our Competitive Strengths

We believe that Teladoc Health is the leading global virtual healthcare provider with strong competitive advantages that address the most pressing challenges and trends in the delivery of healthcare around the world. We believe our history of innovation and long-standing operational excellence provide us with significant first-mover advantages, and we continue to invest and expand our services and geographic footprint globally. As the first comprehensive virtual healthcare provider providing Whole Person care at scale, we have pioneered solutions and created what we believe are collectively the telehealth industry’s first and only offerings of their kind.

Comprehensive Suite of Virtual Healthcare Clinical Services

We believe that we are the first and only company to provide a comprehensive and integrated Whole Person virtual healthcare solution that both provides and enables a full spectrum of clinical conditions – from wellness, prevention and acute care to chronic conditions and complex healthcare needs – as well as a wide range of services, such as telehealth solutions, chronic condition management, expert medical services, behavioral health solutions, guidance and support, and platform & program services.

Global Footprint Spanning Clients, Medical Operations and Members

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

Unmatched Breadth of Solutions for Clients Across All Channels Served

We deliver a comprehensive set of solutions to a diverse Client population through a highly efficient and effective distribution network wherein we reach Clients and consumers on a direct B2B basis through our Clients and channel partners as well on a D2C basis by marketing our solution directly to potential Members.

We believe the breadth of our distribution strategy allows us to directly reach consumers and Clients of nearly every size and in nearly every market.

Comprehensive Engagement Model that Drives Utilization

We believe that our ability to drive behavior change on a global scale to deliver the highest utilization of virtual healthcare services in the industry is a key competitive differentiator for Teladoc Health. We utilize a combination of our proprietary Engagement Science, our Surround Sound capabilities, personalized consumer experiences as well as our deep knowledge and expertise of various populations to increase the adoption of our virtual care services.

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

Highly Scalable and Secure API-Driven Technology Platform

Our core platform is a highly scalable, integrated, application program interface or API-driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem.

It is currently equipped to serve over 100 million Members and can provide the same level of Member support and response time for upwards of 100,000 visits per day. Further, our platform has been built to accommodate the seamless and quick introduction of new services and products that we have introduced, such as behavioral health, dermatology, nutrition, expert medical opinions, Primary360, global healthcare including our Canadian telehealth program, and other services that are currently in the development stages.

Our core platform leverages proprietary cloud based technology that combines smart connected devices with sophisticated data science to deliver personalized health insights. These insights are delivered to Members at the optimal moment to drive behavior change that drives meaningful improvements in clinical health outcomes, which drives value to the health care ecosystem.

Our platform’s APIs power external connectivity and deep integration with a wide range of payors, third party applications and other interfaces which we believe uniquely positions us to be a central partner meeting the unique needs of the rapidly emerging, technology powered healthcare industry.

The majority of our application platform technology is cloud based, leveraging scalable and redundant solutions from AWS and Microsoft Azure to ensure high performance and high availability. Due to the sensitive nature of our Members’ and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated department of security engineers and analysts. We have implemented telehealth industry standard processes, policies and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing in order to reduce the risk of vulnerabilities in our system. In addition, our enterprise security program is periodically evaluated by expert third parties to ensure we are meeting or exceeding standards, best practices, and regulatory requirements. One example of such an independent third-party certification that we have achieved is HITRUST CSF.

For Members enrolled in our diabetes program, we provide a unique and proprietary blood glucose meter. The patented “BG300” device includes FDA Class II certified glucose testing along with a cellular antenna and color touchscreen. Our proprietary software on the device relays the blood glucose measurements and user inputs to our cloud service, and then displays targeted communications and AI-selected “nudges” based on the current context and medical history of the Member. These communications are dynamically personalized and optimized using our AI+AI engine to deliver improved outcomes. The software on the device can also be remotely upgraded through the cellular antenna to deliver usability improvements and program enhancements.

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

Our unique technology designed for the hospital and health system market is a complete end-to-end telehealth solution, including patient intake, emergent and scheduled encounters, robust televideo sessions, access to medical images, full application-specific clinical documentation tools – including interfaces to health system EMRs, and complete operational and clinical reporting and analytics. The technology also supports industry-leading medical devices such as robots, carts, and tablets in hospital networks via a unique network architecture for maximum performance, reliability and security. The solution supports the entire patient journey and the full range of telehealth use cases encountered by health systems.

Our industry leading technology includes medical device support and custom purpose built telehealth robots, which are designed to facilitate remote telepresence into high-acuity hospital environments such as emergency rooms, intensive care units (ICUs), surgery suites, etc. These robots provide high-performance low-latency command and control, as well as high-quality televideo and peripheral telemetry, enabling physicians to have an immersive telepresence experience. Applications for telehealth robots include unattended remote round and respond, including in ICUs and other high-acuity environments, surgical mentoring, remote education, and specialist consultations.

High-Quality Clinical Capabilities Tailored to Virtual Care

We deliver high-quality clinical care and advice in a virtual setting to our Members through the unique combination of our proprietary guidelines, breadth and depth of clinical quality data, analytics, oversight as well as through our in-house and third-party medical professionals (the Teladoc Health Medical Group). The Medical Group is composed of staff clinicians, our telehealth provider network and our Global Expert Panel. Our Global Expert Panel is composed of a network of over 50,000 clinicians around the world whose specialties span over 450 sub-specialties and are affiliated with some of the most prestigious medical facilities in the world.

To improve the clinical quality our patients receive, we apply analytics to the anonymized data points generated in our millions of visits with patients. These data sets and insights are applied to enhancing our providers’ ability to deliver quality care through tools such as our provider dashboards, as well as serving a foundation for clinical innovation, collaborating with leaders in the space, focused on the advancement of virtual care delivery and practices.

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

Our Growth Strategies

Enable A Virtual First Strategy for Consumer Healthcare Access

Teladoc Health is creating a new virtual front door for consumers to access the healthcare system. Our vision is to position virtual care as the first place consumers go to get the care they need and manage their health. For whatever healthcare needs a consumer has, across any site of care, we aim to provide the right level of personalized support to meet that need. As we drive the world to a “Virtual First” mindset, we believe only Teladoc Health has the enterprise scale, technical capabilities, clinical depth, and consumer engagement expertise to achieve the vision. We refer to Teladoc Health’s integrated offering as our comprehensive Virtual Healthcare Delivery Platform.

Teladoc Health’s Virtual Healthcare Delivery Platform delivers a single solution leveraging our comprehensive clinical expertise, data, and scale, to address the complete spectrum of conditions from non-critical, episodic care to chronic, complicated cases. The Virtual First model is built on our integrated Virtual Healthcare Delivery Platform, combining smart technologies, AI and Machine Learning, rich data exchange, digital self-management tools, integrated remote patient monitoring devices, Analytics, and scalability to streamline care and drive better outcomes. Our Virtual Healthcare Delivery Platform matches the expectations of today’s digital consumer with a new kind of healthcare experience.

Expand our suite of clinical services to address unmet needs

We believe that our Virtual Healthcare Delivery Platform addresses significant unmet needs, and we intend to continue to expand our solutions across use cases and additional care settings.

We are able to offer solutions to our Members globally for a range of critical, life-threatening cases such as cancer, musculoskeletal conditions, inflammatory disorders, heart conditions, chronic pain, and many other chronic, complex, and critical medical issues.

We believe our services have wide applicability across new use cases, including Virtual Primary Care, home care, post discharge, wellness/screening and new areas in chronic care. The Livongo and InTouch solutions acquired in 2020 also incorporate purpose built hardware, software, networking, and services, enabling a range of use cases (e.g., telestroke, telepsychiatry, tele-ICU) and encounter types (e.g., provider to provider, consumer to provider). We will continue to respond quickly to evolving market needs with innovative solutions, including mobile applications, AI and Machine Learning, nutrition and wellness, biometric devices and at-home testing.

Increase Engagement with Our Members by Driving Expanded Access & Enhanced Touch Points

We believe there is significant opportunity within our existing Membership base to increase engagement by continually driving awareness of and usage of our solutions. We believe our Virtual Healthcare Delivery Platform can become the primary entry point for on-demand, virtual healthcare for eligible individuals around the world. We expect to continually refine and enhance our user experience, which is a critical driver of new and repeat engagement and continue validating our Member satisfaction with surveys and other proactive tools.

Our mobile app is foundational for Teladoc Health as we have redefined virtual healthcare delivery and are providing our Members with a better way to navigate their individual care. Our Members benefit from a single, patient-centered point of access to our Virtual Healthcare Delivery Platform. As we expand the range of products and services available to our Members, such as incorporating Livongo’s chronic condition management solutions, we are investing in a seamless, relevant, and personalized mobile experience that provides smart guidance for our Members. For example, our Health Assistant enables Members to express their healthcare need through a user-friendly, AI-supported and guided interface. Members are then presented with the optimal product or pathway to meet their need.

Our industry leading user interface capabilities and expertise enable unique types of partnerships where our capabilities are delivered to our partners with their brands, logos, and workflows on mobile and web platforms. These integrated Member experience solutions drive higher Member engagement, convenience and utilization.

Expand Penetration Amongst Existing Clients

We believe that we offer a highly differentiated suite of solutions for a broad range of market channels, spanning the spectrum of traditional healthcare system participants such as employers, health plans and health systems as well as global financial services businesses and other organizations that have extended their investment in our industry. We plan to execute this strategy by further penetrating existing relationships. Within existing accounts, we believe our current Membership represents only a fraction of the potential Members available to us. Our existing health plan Clients and self-insured Clients associated with these health plans currently purchase our solutions for only a small percentage of their beneficiaries in the aggregate, and we estimate this provides us the opportunity to grow our Membership base by more than 65 million individuals in the United States by expanding our penetration within our existing Clients alone. We also now have substantial room to drive cross-sell opportunities of Livongo products into Teladoc Health’s existing Client base, as we see less than 25% overlap of our respective existing Client bases.

Within the health plan market, a key area for growth is in increasing penetration within government sponsored programs, such as Medicaid, Medicare Advantage, and Exchange populations. Virtual healthcare is well positioned to address the cost and access challenges in many of these markets, and we expect Medicare Advantage plans to continue to grow adoption of virtual healthcare into the future.

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

In our core, traditional markets we are targeting large employers and health plans while simultaneously committing incremental sales and marketing resources to the small to medium business (SMB) sales channel to increase our penetration within this market. Additionally, we intend to further penetrate the hospital and health systems market, building on our acquisition of InTouch Health, as we believe our Solo solution offers these markets an attractive platform from which to expand timely care access, improve provider efficiency, generate substantial income by acquiring new patients and better participate in emerging risk-sharing and value-based payment models, such as Accountable Care Organizations and Patient-Centered Medical Homes.

We expanded our international presence through the acquisition of Advance Medical in 2018, building on our acquisition of Best Doctors in 2017. This international Client base, largely comprised of global financial services companies, provides fertile ground for expansion of our product portfolio through existing partners in attractive markets where our infrastructure is already in place. For instance, we see opportunity for service expansion in global markets through the localization and application of Livongo’s chronic condition programs for diabetes, hypertension, weight management, diabetes prevention, and mental health. We also see opportunity for marketing our Solo solution in international markets, supporting the needs of government health systems and hospitals, as well as private entities.

Expand Through Focused Investments and Acquisitions

We plan to continue to support our overall strategy and market leadership with selective investments and acquisitions. To date, we have completed multiple acquisitions that have expanded our distribution capabilities, broadened our service offering, and created a broad global footprint. Our acquisition strategy is centered on acquiring products, capabilities, clinical specialties, technologies and distribution channels that are highly scalable and rapidly growing. We have also established a track record of integrating these acquisitions to deliver incremental value to our Clients and Members. For example, in July 2020 we acquired InTouch Health, the leading provider of enterprise solutions for hospitals and health systems and in October 2020 we acquired Livongo, the leading provider of solutions for the management of chronic conditions. The Livongo merger brought together two highly complementary companies to create a comprehensive platform for virtual care delivery that we believe will address customer demand for integrated solutions across the continuum of care, and that the combined company will deliver Whole Person care as a comprehensive partner with the patient and health system, driving better health and cost outcomes and fundamentally changing how patients access and experience healthcare. We further believe that the Livongo merger will position us as a leader in virtual health with differentiated scale and scope across primary, critical, chronic and complex care, on a global basis.

Sales and Marketing

We sell our services principally through our direct sales organization. Our direct sales team is comprised of enterprise focused field sales professionals who are organized by geography and account size. Our field professionals are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations and health plan and hospital partners.

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

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new services, technologies, features and functionality. We have invested, and expect to continue to invest, significant resources in research and development and acquisitions to enhance our existing solution and introduce new high-quality applications and services. Our product development team is responsible for the design, development, testing and certification of our solution. In addition, we utilize certain third party development services to perform application development and design services. We focus our efforts on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market virtual care technology (devices, software, and systems) or (ii) provide virtual care services, such as the delivery of on-demand access to healthcare and chronic condition management. Competition focuses on, among other factors, experience in operation, customer service, quality of technology and know-how and reputation. Competitors in the telehealth and expert medical services market include MDLive, Inc., Doctors on Demand, Inc., American Well Corporation and Grand Rounds, Inc., among other small industry participants. In the digital chronic condition management market, competitors include Omada, Virta, and other participants. In the market for technology solutions for hospitals and health systems, competitors include American Well Corporation and MDLive, Inc., as well as smaller technology providers.

Teladoc Health Medical Group, P.A.

We contract for the services of our telehealth provider network through a services agreement with Teladoc Health Medical Group, P.A. formerly Teladoc Physicians, P.A. Under the services agreement, we have agreed to serve, on an exclusive basis, as manager and administrator of Teladoc Health Medical Group, P.A.’s non-medical functions and services related to the provision of the telehealth services by providers employed by or under contract with Teladoc Health Medical Group, PA. The non-medical functions and services we provide under the services agreement primarily include Member management services, such as maintaining network operations centers for our Members to request a visit with Teladoc Health Medical Group, P.A.’s providers, Member billing and collection administration, and maintenance and storage of Member medical records. Teladoc Health Medical Group, P.A. has agreed to provide our Members, through its providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The services agreement also requires Teladoc Health Medical Group, P.A. to maintain the state licensure and other credentialing requirements of its providers. Under the services agreement, Teladoc Health Medical Group, P.A. currently pays us an access fee of $65,000 per month for network operations center and medical records maintenance, a fixed fee of approximately $1,815,000 and $1,151,000, respectively, per month for our provision of management and administrative services and marketing expense and a license fee of $10,000 per month for the non-exclusive use of the Teladoc Health trade name. The services agreement has a 20-year term and expires in February 2025 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non-terminating party, a material breach of the services agreement by the non-terminating party or a governmental or judicial termination order related to the services agreement. The Teladoc Health Medical Group, P.A. is considered a variable interest entity and its financial results are included in Teladoc Health’s consolidated financial statements.

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

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. We do not believe that our operations or results will be materially adversely affected by a return to the status quo from a regulatory perspective.

For additional discussion of our regulatory environment, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of behavioral health services, is subject to various federal, state and local certification and licensing laws, regulations and approvals, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care and cross coverage practice), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication. The application of some of these laws to telehealth is unclear and subject to differing interpretation. Physicians and behavioral health professionals who provide professional medical or behavioral health services to a patient via telehealth must, in most instances, hold a valid license to practice medicine or to provide behavioral health treatment in the state in which the patient is located. We have established systems for ensuring that our affiliated physicians and behavioral health professionals are appropriately licensed under applicable state law and that their provision of telehealth to our Members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupments and can give rise to civil or criminal penalties.

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

State corporate practice of medicine and fee splitting laws vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. However, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our Providers that interfere with our business and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $25,820 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $172,137 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including civil monetary penalties of up to $104,330 and criminal fines of $100,000 per violation and three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $11,665 to $23,331 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

State and Foreign Fraud and Abuse Laws

Several states and foreign jurisdictions in which we operate have also adopted or may adopt similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback

Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

Foreign and U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Teladoc Health Medical Group, P.A., our Providers and our health plan Clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents and other “business associates” of covered entities that create, receive, maintain or transmit PHI in connection with providing services to covered entities. We are a business associate of other covered entities when we are working on behalf of our affiliated medical groups.

Violations of HIPAA may result in significant civil and criminal penalties, and a single breach incident can result in violations of multiple standards. Our management responsibilities to Teladoc Health Medical Group, P.A. also include assisting it with its obligations under HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which has more than a low probability of compromising the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

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

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. The privacy and data protection laws in many states in which we operation are more restrictive than HIPAA and/or may apply more broadly than HIPAA. For example, the California Consumer Privacy Act of 2018, or CCPA, protects the personal information of California consumers regardless of the location of the business holding the information. The CCPA went into effect on January 1, 2020. Where state laws are more protective than HIPAA or apply more broadly than HIPAA, we must comply with the state laws we are subject to in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject. And numerous states are currently reviewing legislation that is similar to the CCPA.

In addition to HIPAA and state information privacy laws, we may be subject to other state and federal laws, including laws that prohibit unfair and deceptive practices which may include deceptive statements about privacy and security policies and practices.

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

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.

As of May 25, 2018, the General Data Protection Regulation, or GDPR, replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual revenue from the preceding financial year, whichever is higher, and other administrative penalties.

We are also subject to EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as Members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the U.S.-EU Privacy Shield Framework which replaced the Safe Harbor Scheme. However, the U.S.-EU Privacy Shield Framework was also declared invalid by the European Union Court of Justice in July 2020. The remaining legal mechanisms for transferring EU data outside the European Union are corporate binding rules and standard contractual clauses.

Some countries outside the European Union had adopted laws that are similar to the EU GDPR. For example, Brazil adopted the Brazilian General Data Protection Law, referred to as LGPD, in 2018. The LGPD went into effect in August 2020 and will begin to be enforced starting in August 2021. The LGPD is closely aligned with the EU GDPR.

International Regulation

We expect to continue to expand our operations in foreign countries through both organic growth and acquisitions. Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which will apply across the EU effective May 2018), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and corresponding foreign laws, including the U.K. Bribery Act 2010, or the U.K. Bribery Act.

The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The U.K. Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions.

We also are subject to regulation by the U.S. Treasury’s Office of Foreign Assets Control, or OFAC. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.

Human Capital Management

At Teladoc Health, we live our values as a company through policies, governance and deliberate investment in operating responsibly and sustainably. We are committed to making a positive impact in society and, perhaps even more importantly, to encouraging others of like mind and spirit to join us in this critical work.

To fulfill our mission, we are focused on building a great company that becomes a global destination for amazing talent who want to build their careers, develop themselves, and grow both professional and personally. We design a range of programs and initiatives to nurture talent, encourage curiosity and innovation, make room for diverse voices and perspectives, increase engagement and connectiveness, and mentor leaders for the future roles. We build a range of total reward programs that support employees through competitive pay and benefits and invest in technology, tools, and resources to transform and increase the quality of work.

The Company employed approximately 4,400 people as of December 31, 2020. Our global workforce is comprised of approximately 83% full time and 17% part time employees. Of the total population as of December 31, 2020, approximately 66% of our employees worked in the US and 34% worked in our international locations.

We continue to look for ways to expand a range of programs and initiatives that are focused to attract, develop and retain our workforce – including a focused engagement through Diversity, Equality, and Inclusion (DEI). We enhanced our efforts to include:

Supporting Employees through Our Products and Services. We offer our portfolio of products to our employees, including full access to all of the Teladoc Health Virtual Care products such as free mental and behavioral health resources, digital health devices, and on-demand access to the Employee Assistance Program for employees and their dependents.

Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online and self-paced courses, live in-

class education, professional speaker series, peer-to-peer learning, certification programs, and on-the-job training formats as well as executive talent and succession planning paired with an individualized development approach.

Expanding the Voice of the Employee. We strive to build a culture of soliciting employee feedback through our pulse engagement surveys and listening circles and seeking opportunities to advance employee feedback.

Diversity Council. We expanded the Teladoc Health diversity council, a group of senior leaders from throughout the organization that champions ongoing dialogue and engagement with our teams. This group has reported its work and findings annually to our board of directors since 2018.

Equal Pay Study. In 2020, we completed a global organization-wide pay equity study to help ensure that compensation reflects our prioritization of gender and racial equity and are committed to a recurring periodic review going forward.

Open Dialog to Encourage Diverse Thinking and Voices. In 2020, we launched the “Courageous Conversations Series” as an instrument for unearthing opportunities for discussion through effective dialogue across topics that intersect or singularly focus on impacting diversity, equity or inclusion.

Business Resource Groups (BRGs). We expanded our BRGs, which we believe are a foundational element of the DEI ecosystem. The BRGs include a focus on LGBTQ, women, multicultural and generational interests of employees who are engaged in four key pillars:

•	Building internal community/network

•	Advancing external community

•	Supporting business impact

•	Enhancing professional development

Focusing on diversity recruiting and talent acquisition. We established our diversity hiring manager training resources for performance-based interviewing, incorporated a screening tool to promote gender-neutral job descriptions and expanded our corporate partnerships to advance our pipeline of diverse talent.

Community Impact. We embrace the opportunity and the responsibility to have a meaningful impact in our global community, using our voice and our resources to help expand equitable access to care, and create a better future for families and our neighbors. As we move into 2021, we look forward to expanding our efforts working toward further mobilizing our workforce to give back to the communities where we live and work through new volunteer programs and corporate matching opportunities for giving. Our efforts in 2020 represented a strong start to the greater impact we are poised to have in our communities.

OTHER INFORMATION

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

Seasonality

We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, a concentration of our new Client contracts has an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year.

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. However, during the COVID-19 pandemic in 2020, we did not experience the typical seasonality associated with national cold and flu outbreaks. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

Additional Information

Our website address is teladochealth.com. We make available free of charge at the Investors section of this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission, or SEC. The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

Item 1A. Risk Factors

Our business, financial and operating results are subject to many significant risks and uncertainties, as described below. The following is a summary of the material risks known to us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition, results of operations or prospects, and could cause the trading price of our common stock to decline. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•	ongoing legal challenges to, or new state actions against, our business model, or the failure of the telehealth market to develop;

•our history of losses and accumulated deficit and the risk that we may not achieve profitability;

•our dependence on our relationships with affiliated professional entities;

•	the potential impact of the COVID-19 pandemic on the financial markets in general and on our business in particular;

•our ability to compete successfully in competitive markets;

•risk of the loss of any of our significant Clients;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	rapid technological change in the telehealth market or the failure to innovate and develop new applications and services that are adopted;

•our expectations and management of future growth;

•our ability to establish and maintain strategic relationships with third parties;

•our ability to recruit and retain a network of qualified providers;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•our ability to operate in the heavily regulated healthcare industry;

•	compliance with regulations concerning data privacy, including personally identifiable information and personal health information;

•	risk specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

•	failures of our cyber-security measures that expose the confidential information of our Clients and Members;

•	risk that we may be subject to legal proceedings and the insurance we maintain may not fully cover all potential exposures;

•	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments; and

•	our ability to integrate acquired businesses, including Livongo and InTouch, and achieve fully the strategic and financial objectives related thereto and their impact on our financial condition and results of operations.

Risks Related to Our Business and Industry

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct telehealth services and expert medical services in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in litigation and the suspension or modification of our telehealth operations in certain states. With respect to expert medical services, we believe that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by

(in the case of U.S. states) medical boards and state attorneys general, among others, and (in the case of non-U.S. jurisdictions) the relevant regulatory and legal authorities, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive Member engagement, the growth of our business will be harmed.

With respect to our telehealth services, the telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. The outbreak of the COVID-19 pandemic has increased utilization of telehealth services, but it is uncertain whether such increase in demand will continue. Our success will depend to a substantial extent on the willingness of our Members to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solution, or the telehealth market as a whole could limit market acceptance of our solution. If our Clients and Members do not perceive the benefits of our solution, or if our solution does not drive Member engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

We have a history of cumulative losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $485.1 million, $98.9 million and $97.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $992.7 million. These losses and accumulated deficit reflect the substantial investments we made to expand our business and scope of services, acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our Client, Member and provider bases, broaden the scope of services we offer and expand our applications of technology through which Members can access our services. Accordingly, we anticipate that cost of revenue (exclusive of depreciation and amortization shown separately) and operating expenses may increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

In our U.S. telehealth business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with our providers or our Clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.

The laws of many states, including states in which our Clients are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. We enter into agreements with a professional association, Teladoc Health Medical Group, P.A., which enters into contracts with our providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Clients to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate Clients located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

We do not own Teladoc Health Medical Group, P.A., which is a 100% physician owned independent entity, or the professional corporations with which it contracts. Teladoc Health Medical Group, P.A. is owned by Dr. Kyon Hood, one of our providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with Teladoc Health Medical Group, P.A., or among Teladoc Health Medical Group, P.A. and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our Members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with Teladoc Health Medical Group, P.A. could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic or other similar epidemics or adverse public health developments could cause disruptions and adversely impact our business and operations.

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

This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could cause disruptions and severely impact our business, including, but not limited to:

•causing one or more of our Clients to file for bankruptcy protection or shut down;

•	reducing Client and Member subscription fees generated, as well as visit fees by other individuals, as a result of funding constraints related to loss of revenue or employment;

•negatively impacting collections of accounts receivable;

•limiting our ability to attract new Clients;

•	negatively impacting our ability to facilitate the provision of our services to Clients and other consumers;

•	delaying or disrupting the operations or our suppliers and our ability to obtain our devices or other supplies;

•	delaying or preventing us from maintaining sufficient inventory levels of our devices or our ability to meet our obligations to Clients and Members to deliver our devices or other supplies; and

•harming our business, financial condition and results of operations.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance.

The outbreak also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing Clients, Members and other consumers, who are also generally working remotely.

It is not possible for us to accurately predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, financial condition and results of operations at this time, but such effects may be material. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in this Form 10-K, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Evolving government regulations may require increased costs or adversely affect our business, financial condition and results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solutions’ attractiveness to our Clients, Members or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition and results of operations could be materially adversely affected.

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

In the U.S., we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition and results of operations.

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, have increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and minimum penalties per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. Any new or changed healthcare laws, regulations or standards or any review of our business by judicial, law enforcement, regulatory or accreditation authorities could adversely affect our business, financial condition and results of operations.

Our use and disclosure of personally identifiable information, including health information, and other personal data is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our Client base, Membership base and revenue.

Numerous federal, state and foreign laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including PHI. In particular, HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us. HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. However, a single breach incident can result in violations of multiple standards, which could result in significant fines. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and reputation.

In addition, HIPAA mandates that the Secretary of HHS, conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that has more than a low probability of compromising the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI and other personal data. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity and liability. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our business, financial condition and results of operations.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached, or fail, unauthorized persons may be able to obtain access to sensitive Client and Member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting Client and Member confidence. Members may curtail their use of or stop using our services or our Client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to Clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

We publish statements to our Members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We engage in digital marketing which has come under additional scrutiny over the past year by the Federal Trade Commission, or FTC, and state regulators. If our practices are deemed to have been unlawful or deceptive or potentially a violation of HIPAA, it could lead to significant liabilities and consequences including, without limitation, costs of responding to investigations, defending against litigation, settling claims, complying with regulatory or court orders, and managing public relations and Client concerns associated with such violations.

We also send short message service, or SMS, text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class action suits under federal and state laws have been filed against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time consuming to defend.

Further, there are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by the GDPR we may be required to put in place additional mechanisms ensuring compliance. In addition, privacy laws are developing quickly in other jurisdictions where we operate, which impose similar accountability, transparency and security obligations. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

Finally, federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

The impact on us of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, or PPACA, made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

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

While the virtual care market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include MDLive, Inc., American Well Corporation, and Grand Rounds, Inc. among other smaller industry participants, as well as companies that offer solutions for management of chronic conditions and enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies. In addition, large, well-financed health plans have in some cases developed their own telehealth, expert medical service or chronic condition management tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have, or new competitors or alliances may emerge that have, greater name recognition, a larger customer base, longer operating histories, more widely-adopted proprietary technologies, greater marketing expertise, larger sales forces and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our markets, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential Clients may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete, our business, financial condition and results of operations could be materially adversely affected.

A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the years ended December 31, 2020, 2019 and 2018, our top ten Clients by revenue accounted for 16.2%, 13.3% and 13.0% of our total revenue, respectively. We also rely on our reputation and recommendations from key Clients in order to promote our solution to potential new Clients. The loss of any of our key Clients, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new Clients. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and Members.

If our existing Clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional applications and services from us, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenue from renewal of existing Client contracts and sales of additional applications and services to existing Clients. As part of our growth strategy, for instance, we have recently focused on expanding our services amongst current Clients, including cross-selling of Teladoc Health and Livongo products to existing Clients, increasing enrollment of utilization of Teladoc Health and Livongo products, and using our international salesforce to drive sales of Livongo products to international insurers, employers and governments. As a result, selling additional applications and services are critical to our future business, revenue growth and results of operations.

Factors that may affect our ability to sell additional applications and services include, but are not limited to, the following:

•the price, performance and functionality of our solutions;

•the availability, price, performance and functionality of competing solutions;

•our ability to develop and sell complementary applications and services;

•the stability, performance and security of our hosting infrastructure and hosting services;

•changes in healthcare laws, regulations or trends; and

•the business environment of our Clients and, in particular, headcount reductions by our Clients.

We enter into subscription access contracts with our Clients. These contracts generally have stated initial terms of one year. Most of our Clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases, and our ability to achieve the expected synergies from recent acquisitions, including Livongo. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

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

Under most of our Client contracts, we base our fees on the number of individuals to whom our Clients provide benefits and the number of applications or services subscribed to by our Clients. Many factors may lead to a decrease in the number of individuals covered by our Clients and the number of applications or services subscribed to by our Clients, including, but not limited to, the following:

•failure of our Clients to adopt or maintain effective business practices;

•changes in the nature or operations of our Clients;

•the impact of the COVID-19 pandemic or any economic downturn on our Clients’ workforces;

•government regulations; and

•increased competition or other changes in the benefits marketplace.

The number of individuals employed by some of our Clients has decreased, and we expect the number of individuals employed by our Clients may in the future decrease, as a result of the COVID-19 pandemic, which could negatively impact our revenue. If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, for any reason, our revenue will likely decrease.

We incur significant upfront costs in our Client relationships, and if we are unable to maintain and grow these Client relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition and results of operations.

We derive most of our revenue from subscription access fees. Accordingly, our business model depends heavily on achieving economies of scale because our initial upfront investment is costly, and the associated revenue is recognized on a ratable basis. We devote significant resources to establish relationships with our Clients and implement our solution and related services. This is particularly so in the case of large enterprises that, to date, have comprised a substantial majority of our Client base and revenue and often request or require specific features or functions unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for both Clients and Members and persuade our Clients to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our Client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand, of the subscription access fee model, our business, financial condition and results of operations could be materially adversely affected.

If our applications and services are not adopted by our Clients, or if we fail to innovate and develop new applications and services that are adopted by our Clients, our revenue and results of operations will be adversely affected.

To date, we have derived a substantial majority of our revenue from sales of our primary care telehealth and expert medical service, and our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new applications and services that our Clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development and acquisitions to enhance our existing solution and introduce new high-quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and Members do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose Clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients, appropriately timed with market opportunity or effectively brought to market.

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

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our telehealth and chronic condition management solutions being less desirable or relevant.

For example, we currently derive the majority of our revenue from sales to Clients that purchase healthcare for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solutions depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies, individuals or government agencies. In such a case, our business, financial condition and results of operations would be adversely affected.

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

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, and the estimates of market opportunity and forecasts of market growth included in this Form 10-K may prove to be inaccurate, which could have a material adverse effect on the market price of our common stock.

We have experienced significant growth in the last several years. Future revenues may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing Clients, to complete sales to potential future Clients, to expand our Client and Member bases, to develop new products and services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our Client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing Clients may be slower to adopt our services than we currently anticipate, which could adversely affect our business, financial condition, results of operations and growth prospects.

Furthermore, market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of the telehealth market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees, and we anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key aspect to managing our growth is our ability to scale our capabilities to implement our solutions satisfactorily with respect to both large and demanding Clients, who currently constitute the substantial majority of our Client base, as well as smaller Clients who are becoming an increasingly larger portion of our Client base. Large Clients often require specific features or functions unique to their Membership base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solutions to our Clients in a timely manner. We may also need to make further investments in our technology and automate portions of our solutions or services to decrease our costs. If we are unable to address the needs of our Clients or Members, or our Clients or Members are unsatisfied with the quality of our solutions or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

Failure to effectively manage our growth could also lead us to over invest or under invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain Clients.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, health savings account, and other benefits platforms to deliver our solutions to their consumers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, financial condition and results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased Client use of our applications or increased revenue.

Our telehealth business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified telehealth providers. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would adversely affect our business, financial condition and results of operations and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our Clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our Membership base, higher costs, healthcare provider network disruptions, less attractive service for our Clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation varies widely by Client and solution, ranging from a number of days to approximately 24 months. Travel restrictions and business interruptions caused by the COVID-19 pandemic may also delay or lengthen some of our Clients’ sales cycles. Some of our Clients undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our Clients about the use, technical capabilities and potential benefits of our solutions. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. Moreover, our large enterprise Clients often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these Clients will deploy our solutions widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex Client needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition and results of operations.

If we cannot implement our solution for Clients, enroll Members or resolve any technical issues in a timely manner, we may lose Clients and our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

Our Clients utilize a variety of data formats, applications and infrastructure and our solutions must support our Clients’ data formats and integrate with complex enterprise applications and infrastructures. If our telehealth platform does not currently support a Client’s required data format or appropriately integrate with a Client’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our Clients’ implementation schedules. As a result, if our Clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the Client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our Client relationships.

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

Economic uncertainties or downturns in the general economy or the industries in which we or our Clients operate could disproportionately affect the demand for our solutions and negatively impact our business, financial condition and results of operations.

General worldwide economic conditions have recently experienced significant downturns, and market volatility and uncertainty remain widespread, making it potentially very difficult for our Clients and us to accurately forecast and plan future business activities. The COVID-19 pandemic is further adversely affecting economies and financial markets globally. During challenging economic times, our Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Furthermore, we have Clients in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our Clients may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solution are perceived by Clients and potential Clients to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our Clients.

Further, challenging economic conditions may impair the ability of our Clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business, financial condition and results of operations could be harmed. The COVID-19 pandemic and any quarantines, interruptions in travel and business disruptions with respect to us or our Clients could have effects similar to those described above.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, gross profit, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•the addition or loss of large Clients, including through acquisitions or consolidations of such Clients;

•	seasonal and other variations in the timing of the sales of our services, as a significantly higher proportion of our Clients enter into new subscription contracts with us or renew their existing contracts in the third and fourth quarters of the year compared to the first and second quarters, and a significantly higher proportion of our Members typically use our telehealth services during peak cold and flu season months;

•	travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat the COVID-19 pandemic, and their impact on economic, industry and market conditions, customer spending budgets and our ability to conduct business;

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our Members;

•	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, Clients or strategic partners;

•Client renewal rates and the timing and terms of Client renewals;

•the mix of applications and services sold during a period; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill and/or intangible assets.

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

We depend on a limited number of third-party suppliers for certain components of the Livongo devices, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We utilize a single contract manufacturing vendor to build and assemble our blood glucose meter, and we rely on single suppliers for our blood pressure monitor and cuff and glucose sensor test strips. The hardware components included in such devices are sourced from various suppliers by the manufacturers thereof and are principally industry standard parts and components that are available from multiple vendors. Quality or performance failures of the devices or changes in the contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our Clients and thereby have a material adverse impact on our business, financial condition and results of operations.

For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of our suppliers to deliver an increasingly large supply of components in a manner that meets these various requirements.

We do not have long-term supply agreements with our suppliers and, in many cases, we make our purchases on a purchase order basis. Under our supply agreements, we have no obligation to buy any given quantity of products, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of products. As a result, our ability to purchase adequate quantities of our products may be limited. Additionally, our suppliers may encounter problems that limit their ability to manufacture products for us, including financial difficulties or damage to their manufacturing equipment or facilities. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose Clients, our reputation may be harmed and our business could suffer. For certain of our contracts, we have obligations to provide a blood glucose meter and other supplies to new Members within a certain specified period of time, and/or to provide replacements for defective blood glucose meters within a certain specified period of time. If we are regularly unable to meet those obligations, our channel partners, resellers, or Clients may decide to terminate their contracts.

Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us, including as a result of shutdowns caused by the COVID-19 pandemic. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solutions, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration, or the FDA, or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our solution to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our business, financial condition and results of operations.

Our medical device operations are subject to FDA regulatory requirements and may become subject to similar foreign regulatory requirements.

Livongo is regulated by the FDA as a medical device manufacturer, and the medical devices that we distribute as part of our Livongo solutions are subject to extensive regulation by the FDA. We expect to expand the sales of the Livongo solutions internationally, and as we do so we will also become subject to similar regulations by foreign governments. Government regulations specific to medical devices are wide ranging and govern, among other things:

•product design, development and manufacture;

•laboratory, preclinical and clinical testing, labeling, packaging, storage, and distribution;

•premarketing clearance or approval;

•record keeping;

•product marketing, promotion and advertising, sales and distribution; and

•	post-marketing surveillance, including reporting of deaths, serious injuries and product malfunctions, recalls, corrections and removals.

Before a new medical device or a new intended use for a device in commercial distribution, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the Food, Drug, and Cosmetic Act, or FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction will require the submission and approval by the FDA of a PMA application. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances could have a material adverse effect on our business, financial condition and results of operations. Material modifications to the intended use or technological characteristics of our devices that we distribute as part of our Livongo solutions may also require new 510(k) clearances or premarket approvals prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained.

In addition, we are required to timely submit various reports with the FDA, including reports that medical devices that we distribute as part of our solution may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business, financial condition and results of operations. Any corrective actions can be costly, time-consuming, and divert resources from other portions of our business. Furthermore, the submission of these reports could be used by competitors against us, which could harm our reputation.

The FDA and the FTC also regulate the advertising and promotion of our solutions and services to ensure that the claims we make are consistent with our regulatory clearances, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or

FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

If we or our third-party suppliers fail to comply with the FDA’s Quality Systems Regulation, our ability to distribute medical devices that are provided to Members as part of our solutions could be impaired.

We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices that we distribute as part of our Livongo solutions. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and our third-party suppliers. Any of the foregoing actions could have a material adverse effect on our business, financial condition and results of operations.

Our international operations pose certain political, legal and compliance, operational, regulatory, economic and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase.

Our international business is subject to political, legal and compliance, operational, regulatory, economic and other risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific Client and Member preferences as well as country-specific legal requirements, including those related to licensing, telehealth, privacy, data storage, location, protection and security. Our ability to conduct telehealth services internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements and customer arrangements. We have 26 offices globally. We earned approximately 12% of revenue internationally in 2020.

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

Our international operations are also subject to particular risks in addition to those faced by our domestic operations, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•	obtaining regulatory approvals or clearances where required for the sale of our solutions, devices and services in various countries;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;

•	requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;

•	data privacy laws that require that Client data be stored and processed in a designated territory;

•	new and different sources of competition and laws and business practices favoring local competitors;

•	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the FCPA and other anti-corruption laws and regulations;

•	changes to economic sanctions laws and regulations;

•	central bank and other restrictions on our ability to repatriate cash from international subsidiaries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make our solutions more expensive or increase our costs of doing business in certain countries;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting burdens and complexities;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and

•	political unrest, war, terrorism, economic instability, curtailment of trade, epidemics (including the COVID-19 pandemic) or regional natural disasters, particularly in areas in which we have facilities.

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

Our failure to comply with the anti-corruption, trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation, business, financial condition and results of operations.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the U.K. Bribery Act) and similar laws in other jurisdictions. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the U.K. Bribery Act. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury's Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the United States exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Foreign currency exchange rate fluctuations could adversely affect our business, financial condition and results of operations.

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including any continued expansion of our business outside the United States, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. In the event we are unable to offset these risks, there may be a material adverse impact on our business, financial condition and results of operations. In appropriate circumstances where we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Even where we implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Nevertheless, exchange rate fluctuations may either increase or decrease our revenues and expenses as reported in U.S. dollars. Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our Clients and Members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with Clients and Members, adversely affecting our brand and our business, financial condition and results of operations.

We serve all of our Clients and Members leveraging a multi cloud architecture using three vendors: AWS, Microsoft Azure, and Salesforce Force.com. This architecture provides redundancy and cost savings, and reduces our reliance on one single vendor. The actual instances are geographically diverse to insulate our applications from local failures, and have an additional layer of redundancy provided by company-managed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their Clients, including us, could adversely affect the experience of our Clients and Members. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, financial condition and results of operations, the nature and extent of which are difficult to predict.

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

In addition, our ability to deliver our Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with Clients and Members. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, natural disasters, health epidemics (including the COVID-19 pandemic) and other force majeure events outside our control;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and

•	other potential interruptions.

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

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services in connection with third-party technology and information services may reduce our revenue, cause us to issue refunds to Clients for prepaid and unused subscription services, subject us to potential liability or adversely affect Client renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

If our security measures fail or are breached and unauthorized access to a Client's data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and Clients.

Our services involve the storage and transmission of Clients’ and our Members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, Clients, Members and others, as well as the PHI of our Members. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive Client or Member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our Clients. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect Client, Member or investor confidence in us, and reduce the demand for our services from existing and potential Clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

The Teladoc Health proprietary application platform provides our Members and providers with the ability to, among other things: register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); conduct a visit (via video or phone); and initiate an expert medical service. Proprietary software development is time consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solution does not function reliably or fails to achieve Client expectations in terms of performance, Clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain Clients.

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

Any current or future litigation or other legal or regulatory proceedings could be costly and time consuming, and any losses or liability may not be covered by insurance.

We have been and may become subject, from time to time, to legal and regulatory proceedings and claims that arise in the ordinary course of business, such as claims brought by our Clients in connection with commercial disputes or employment claims made by our current or former associates. Regardless of outcome, such proceedings may result in substantial costs and may divert management’s attention and resources or decrease market acceptance of our solutions, which may substantially harm our business, financial condition and results of operations. We attempt to limit our liability to Clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. Insurance may not cover claims against us, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

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

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our reputation.

Any failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees, consultants and certain of our contractors to execute confidentiality and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solution, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. In addition, the laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not always detect infringement of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits, and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition and results of operations. We expect that we may in the future receive notices that claim we or our Clients using our solutions have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

In addition, in most instances, we have agreed to indemnify our Clients against certain third-party claims, which may include claims that our solutions infringe the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our Clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes, or that we should have collected or in the future collect sales and use or similar taxes for telehealth services, which could adversely affect our business, financial condition and results of operations.

We are currently licensed to operate in all fifty states and file state income tax returns in 43 states.

There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Furthermore, we do not collect sales and use and similar taxes in any states for telehealth services based on our belief that our services are not subject to such taxes in any state. With the acquisitions InTouch Health and Livongo, some of our products and services are deemed to be subject to sales tax, for which we are collecting and remitting taxes. Sales and use and similar tax laws and rates vary greatly from state to state. Additionally, we do not collect value added tax or similar taxes in certain foreign jurisdictions based on our belief that our services are not subject to such taxes. Certain states or foreign jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest may adversely affect our business, financial condition and results of operations.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2020, we had approximately $2,030.1 million of federal NOL carryforwards, $1,035.9 million of state NOL carryforwards, and $45.1 million of foreign NOL carryforwards. The federal NOL carryforwards created subsequent to the year ended December 31, 2017 of $1,477.0 million carry forward indefinitely, while the remaining federal NOL carryforwards of $553.1 million began to expire in 2020. The state NOL carryforwards began to expire in 2020, and the foreign NOL carryforwards begin to expire in 2021. As of December 31, 2020, the Company has approximately $5.7 million of foreign tax credits, which begin to expire in 2021. Our ability to utilize NOLs may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In 2020, we released a portion of the valuation allowance against the deferred tax assets attributable to our U.S. NOLs as the acquired intangibles from the InTouch Health and Livongo acquisitions serve as a source of income for which we, more likely than not, will be able to realize the benefits of the deferred tax assets against. We have recorded a full valuation allowance against the deferred tax assets attributable to our foreign tax credits and certain foreign deferred tax assets that are not more likely than not expected to be utilized.

In order to support the growth of our business, we have and may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2020, 2019 and 2018, our net cash (used in) provided by operating activities was $(53.5) million, $29.9 million and $(4.9) million, respectively. As of December 31, 2020, we had $733.3 million of cash and cash equivalents and $53.2 million of short-term investments, which are held for working capital purposes. As of December 31, 2020, we had outstanding $1,000.0 million of 1.25% convertible senior notes due 2027, or the 2027 Notes, $276.8 million of 1.375% convertible senior notes due 2025 or the 2025 Notes, $46.8 million of 3% convertible senior notes due 2022, or the 2022 Notes, and, together with the 2027 Notes and the 2025 Notes, the Notes. As of December 31, 2020, Livongo also had outstanding $550.0 million of 0.875% convertible senior notes due 2025, or the Livongo Notes, and we have agreed to guarantee Livongo’s obligations under the Livongo Notes.

We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and the Livongo Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our business, financial condition and results of operations.

The Notes are senior unsecured obligations of ours and generally rank equally in right of payment to all of our other unsecured indebtedness, and the Livongo Notes are senior unsecured obligations of Livongo, guaranteed by us, and generally rank equally in right of payment to all of Livongo’s other unsecured indebtedness. Under certain conditions, we may redeem any portion of the 2027 Notes for cash on or after June 5, 2024, we may redeem any portion of the 2025 Notes for cash on or after May 22, 2022, we may redeem any portion of the 2022 Notes for cash on or after December 22, 2020, and Livongo may redeem any portion of the Livongo Notes for cash on or after June 5, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, in each case at a redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. Under certain circumstances, including following a notice of redemption, holders of the Notes may convert all or a portion of their Notes into shares of our common stock and holders of the Livongo Notes may convert all of a portion of their Livongo Notes into shares of our common stock and $4.24 in cash, without interest. We may settle conversions of the Notes and the Livongo Notes through payment or delivery, as the case may be, of cash, shares of our common stock or a combination of cash and shares of our common stock. The amount of cash paid, or number of shares delivered in connection with any conversion may be material, and could result in a significant depletion in the cash available to fund our operations or significant dilution to our stockholders. In February 2021 we issued notice to holders that we have called for redemption all of the outstanding 2022 Notes.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of telehealth. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated synergies and other benefits therefrom, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. For example, on July 1, 2020 we completed the acquisition of InTouch and on October 30, 2020 we completed the merger with Livongo. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which can result in the risk of impairment over time. For example, the Livongo acquisition resulted in the recognition of approximately $12.9 billion of goodwill, $1.1 billion of Client relationship intangibles and $550 million of other intangibles. In the future, if the Livongo or other acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. For example, shares of our common stock were issued in connection with the acquisitions of Livongo and InTouch. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may suffer.

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

Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic) and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes, and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our Clients and Members would be impaired or we could lose critical data. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition and results of operations and harm our reputation. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

Risks Related to the Livongo Merger

We may have difficulty integrating the Livongo business, and the anticipated synergies and other benefits of the combined company may not be realized.

On October 30, 2020 we completed the merger with Livongo. The ultimate success of our merger with Livongo will depend in large part on the success of the management of the newly combined company in integrating the operations, strategies, technologies and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of the two companies or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair our operations. In addition, the overall integration of Livongo post-merger will continue to be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties we may encounter in the integration process include the following:

•the integration of management teams, strategies, technologies and operations, products and services;

•the disruption of ongoing businesses and distraction of management from ongoing business concerns;

•the retention of and possible decrease in business from the existing customers of both companies;

•the creation of uniform standards, controls, procedures, policies and information systems;

•the reduction of the costs associated with each company’s operations;

•the integration of corporate cultures and maintenance of employee morale;

•the retention of key employees; and

•potential unknown liabilities associated with the merger.

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

Risks Related to Ownership of Our Common Stock

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the share price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us express views regarding us that may be perceived as negative or less favorable than previous views, downgrade our stock, or if our results of operations do not meet their expectations, the share price of our common stock could decline.

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

We also lease additional office space in Arizona, California, Illinois, Texas, Spain and elsewhere in the United States and other foreign locations. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 20, “Legal Matters”, to our audited consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TDOC”.

Holders

On February 11, 2021, there were 147 shareholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the period covered by this report.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this report.

Performance Graph

The following graph compares the cumulative total stockholder return on Teladoc Health Common Stock with the comparable cumulative return of the S&P 500 Index, the S&P 500 Healthcare Index and the Russell 2000 Composite Index over the period of time covered in the graph. We previously used the Russell 2000 Composite Index, however, due to the growth of our market capitalization we determined that the S&P 500 Index is a more appropriate benchmark going forward because it is more representative of companies with market capitalizations comparable to ours. The return of the Russell 2000 Composite Index is included in the graph to aid in comparison for this transition year. The graph assumes that $100 was invested in Teladoc Health Common Stock and in each index on December 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of 60 Months Return*

Among Teladoc Health, Inc., the RUSSELL 2000 Composite Index, the S&P HealthCare Index and the S&P 500 Index

$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
Dec-15
Feb-16
Apr-16
Jun-16
Aug-16
Oct-16
Dec-16
Feb-17
Apr-17
Jun-17
Aug-17
Oct-17
Dec-17
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Teladoc Health, Inc.
Russell 2000
S&P 500 Health Care Sector
S&P 500 Index

*$100 invested on 12/31/2015 in stock or index

Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report. We acquired Livongo on October 30, 2020, InTouch on July 1, 2020, MedecinDirect on April 30, 2019, Advance Medical on May 31, 2018, Best Doctors on July 14, 2017, HY Holdings, Inc. d/b/a HealthiestYou Corporation on July 1, 2016, Stat Health Services Inc. on June 17, 2015 and Compile, Inc. d/b/a BetterHelp on January 23, 2015. The results of the acquisitions were integrated within our existing business on the respective acquisition dates.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data (in thousands):
Revenue	$1,093,962	$553,307	$417,907	$233,279	$123,157
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	390,829	184,465	128,735	61,623	31,971
Operating expenses:
Advertising and marketing	226,146	109,697	85,109	57,663	34,720
Sales	154,052	64,915	59,154	37,984	26,243
Technology and development	164,941	64,644	54,373	34,459	21,815
Legal and regulatory	8,876	6,762	3,981	4,872	7,275
Acquisition and integration related costs	88,236	6,620	10,391	13,196	6,959
Gain on sale	0	0	(5,500)	0	0
General and administrative	497,808	157,694	116,916	79,781	48,568
Depreciation and amortization	69,495	38,952	35,602	19,095	8,270
Total expenses	1,600,383	633,749	488,761	308,673	185,821
Loss from operations	(506,421)	(80,442)	(70,854)	(75,394)	(62,664)
Amortization of warrants and loss on extinguishment of debt	9,077	0	0	14,122	8,454
Interest expense, net	60,495	29,013	26,112	17,491	2,588
Net loss before taxes	(575,993)	(109,455)	(96,966)	(107,007)	(73,706)
Income tax (benefit) provision	(90,857)	(10,591)	118	(225)	510

Net loss	$(485,136)	$(98,864)	$(97,084)	$(106,782)	$(74,216)
Net loss per share, basic and diluted	$(5.36)	$(1.38)	$(1.47)	$(1.93)	$(1.75)
Weighted-average shares used to compute basic and diluted net loss per share	90,509,229	71,844,535	65,844,908	55,427,460	42,330,908

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$786,569	$517,064	$478,534	$122,306	$65,808
Working capital	726,958	497,821	470,296	115,909	61,644
Total assets	17,755,281	1,602,827	1,528,876	824,391	303,670
Stockholders’ equity	15,883,804	1,014,025	1,013,119	558,903	230,870

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many statements made in this Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-K, including the sections entitled” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to section entitled “Risk Factors” in this Annual Report on Form 10-K and in our other reports and SEC filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

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

COVID-19 Update

We believe that favorable existing macro trends were accelerated by the impacts of the COVID-19 pandemic, driving greater consumer trial and use of virtual care, and increased adoption by employers, health plans, hospitals and health systems, and health care providers. In combination with the expansion of our capabilities, we believe that these trends present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that deliver convenient, high quality care; empower consumers to manage and improve their health; and enable providers to offer their best care for their patients.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The outbreak of COVID-19 in 2020 increased utilization of our telehealth services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our Clients and Members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs. Further, the economic effects of the COVID-19 pandemic have financially constrained some of our prospective and existing Clients’ healthcare spending, which may negatively impact our ability to acquire new Clients and our ability to renew subscriptions with or sell additional solutions to our existing Clients. We also may experience increased Member attrition to the extent our existing Clients’ reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers.

We have also taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work from home policy for our workforce; limiting capacity at our offices that have reopened; implementing additional safety policies and procedures for employees working in our offices that have reopened; suspending employee travel and in person meetings; and adjusting our supply chain and inventory levels. We may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, Clients, Members and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 98% to $1,094.0 million in 2020, including an incremental $128.3 million from our InTouch Health acquisition and Livongo merger. Excluding the impact of the InTouch and Livongo acquisitions, revenue increased 75%, reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and the Company’s broad momentum to transform the healthcare experience. In 2019, revenue increased 32% to $553.3 million which included an incremental $33.2 million from our Advance Medical and MedecinDirect acquisitions.

For the year ended December 31, 2020, 79%, 19% and 2% of our revenue was derived from subscription access fees, visit fees and other, respectively. For both of the year ended December 31, 2019 and 2018, 84% and 16% of our revenue were derived from subscription access fees and visit fees. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader healthcare system.

Membership, Visits and Platform-Enabled Sessions

We completed approximately 10.6 million, 4.1 million and 2.6 million telehealth visits in 2020, 2019 and 2018, respectively. U.S. Paid Membership increased by approximately 15.1 million Members to 51.8 million from December 31, 2019 to December 31, 2020. U.S. Paid Membership increased by approximately 13.9 million Members to 36.7 million from December 31, 2018 to December 31, 2019. We also completed approximately 2.1 million platform-enabled sessions associated with InTouch from July 1, 2020, the date we acquired InTouch, to December 31, 2020.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On October 30, 2020, we completed the merger with Livongo. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share to shareholders of Livongo as of a record date of October 29, 2020. The total consideration was $13,938.0 million consisting of $401.0 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.4 million shares of Teladoc Health’s common stock valued at approximately $12,981.6 million on October 30, 2020. Livongo is a leading provider to empower people with chronic conditions to live better and healthier lives.

On July 1, 2020, we completed the acquisition of InTouch for aggregate consideration of $1,069.8 million, which was comprised of 4.6 million shares of our common stock valued at $903.3 million on July 1, 2020, and $166.5 million of net cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems.

On April 30, 2019, we completed the acquisition of the Paris-based telemedicine provider MedecinDirect for aggregate net cash consideration of $11.2 million and with the potential for additional earnout consideration. On June 19, 2019, we made a $5.0 million minority investment in Vida Health.

On May 31, 2018, we completed our acquisition of Advance Medical, a leading virtual healthcare provider outside the United States, for aggregate consideration of $351.7 million, which was comprised of 1,344,387 shares of our common stock valued at $68.6 million on May 31, 2018, and $283.1 million of net cash.

On July 14, 2017, we completed the acquisition of Best Doctors, for aggregate consideration of $445.5 million, which was comprised of $379.3 million of net cash and 1,855,078 shares of our common stock valued at $66.2 million. Best Doctors is the world’s leading expert medical consultation company focused on improving health outcomes for the most complex, critical, and costly medical issues.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee or subscription access fees derived from our D2C Members. Therefore, we believe that our ability to add new Members is a key indicator of our increasing market adoption, the growth of our business and future revenue potential, and that increasing our Membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Members’ experiences.

In 2020, Membership increased by approximately 15.1 million Members or 41%, to 51.8 million at December 31, 2020. From December 31, 2018 through December 31, 2019, Membership increased by approximately 13.9 million Members, or 61%, to 36.7 million at December 31, 2019.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service and other specialty visits for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 156%, or 6.5 million, to approximately 10.6 million for the year ended December 31, 2020 compared to the same period in 2019. Visits increased by 57%, or 1.5 million, to approximately 4.1 million for the year ended December 31, 2019 compared to the same period in 2018.

Number Platform-Enabled of Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual care. Over time, we expect platform-enabled sessions to outpace overall revenue growth as telehealth becomes a bigger part of our Clients’ care delivery strategy. 2.1 million platform-enabled sessions associated with InTouch were completed from July 1, 2020, the date we acquired InTouch, to December 31, 2020.

Seasonality. We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, a high concentration of our new Client contracts have an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally, our business has become more diversified across services, channels, and geographies. We continue to see a diversification of Client start dates, resulting from our health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start.

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. However, during the COVID-19 pandemic in 2020, we did not experience the typical seasonality associated with national cold and flu outbreaks. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Revenue

We generate virtual healthcare service revenue from contracts with Clients who purchase access to our professional provider network or medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a per-Member-per-month access fee and certain contracts also include additional fees for general medical and other specialty visits on a per-telehealth visit basis and expert medical service on a per case basis. We also have certain contracts that generate revenue based solely on a per telehealth visit basis for general medical and other specialty visits. For our D2C behavioral health product, Members purchase access to our professional provider network for an access fee. Accordingly, we record access revenue from access fees and visit fee revenue for general medical, expert medical service and other specialty visits. Other revenue is generated from contracts with Clients for the sale and rental of access to our hosted virtual healthcare platform.

Revenues are recognized when we satisfy our performance obligation to stand ready to provide telehealth services which occurs when our Clients and Members have access to and obtain control of the telehealth service. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and this may include a variable transaction price as the number of Members may vary from the initial billing. We estimate this amount based on historical experience, which is recorded as a component of revenue. For other revenue which primarily includes virtual healthcare devices, our performance obligation is satisfied when the equipment is provided to the Client and revenue is recognized at a point in time upon shipment.

Access revenue accounted for 79% of our total revenue during the year ended December 31, 2020, and 84% of our total revenue for both of the years ended December 31, 2019 and 2018. Access revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, the number of services contracted for by a Client and the contractually negotiated prices of our services. Visit fee revenue for general medical, expert medical service and other specialty visits is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our professional provider network services and the contractually negotiated prices of our services.

Certain of our contracts include Client performance guarantees and pricing adjustments that are based upon minimum Member utilization and guarantees by us for specific service level performance, Member satisfaction scores, cost savings guarantees and health outcome guarantees. If Client performance guarantees are not met, we record, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective Client’s contractual period.

We have elected the optional exemption to not disclose the remaining performance obligations of our contracts since substantially all of our contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

Deferred Revenue

Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. Deferred revenue associated with upfront payments for a device is amortized ratably over expected Member enrollment period. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

Deferred Costs and Other

Deferred costs and other consist of deferred device costs and deferred contract costs.

Deferred device costs consist of cost of inventory incurred in connection with delivery of services that are deferred and amortized over the shorter of the expected Member enrollment period or the expected device life and recorded as cost of revenue.

Deferred contract costs represent the incremental costs of obtaining a contract with a Client if we expect to recover such costs. The primary example of our costs to obtain a contract include incremental sales commissions to obtain contracts paid to our sales organization. These incremental costs to obtain Client contracts are deferred and then amortized on a straight-line basis over the period of benefit which has been determined to be four years. Amortization expense is included in sales and marketing expenses in the consolidated statement of operations.

Deferred costs and other that are to be amortized within twelve months are recorded to deferred costs and other, current and the remainder is recorded to deferred costs and other, noncurrent on our consolidated balance sheets.

Business Combinations

We account for our business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs and accelerated grants of stock-based awards directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition.

When we issue stock-based or cash awards to an acquired company’s shareholders, we evaluate whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition. In connection with determination of fair values, we may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations. Acquisition-related transaction costs incurred by us are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. We operate as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of our stock. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Our annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets include Client relationships, non-compete agreements, acquired technology, patents and trademarks resulting from business acquisitions, and capitalized software development costs. We amortize such definite-lived intangible assets over their estimated useful lives. We also review the useful lives on a quarterly basis to determine if the period of economic benefit has changed. Client relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows, while non-compete agreements are amortized over a period of 1.5 to 5 years using the straight-line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Technology is amortized over 5 to 7 years using the straight-line method. Patents are amortized over 3 years using the straight-line method. Capitalized software development costs are amortized over 3 to 5 years using the straight-line method.

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2020, 2019 or 2018.

Convertible Senior Notes

Convertible Senior Notes (the Notes) and the Livongo Notes that we agreed to guarantee (the Livongo Notes) are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes and the Livongo Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using an income-based approach. For the income-based approach, we use a convertible bond lattice model that includes assumptions such as volatility and the risk-free rate. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the Notes or the fair value of the total Livongo Notes assumed on consummation of the merger, as applicable. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the contractual term of the Notes or the Livongo Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs, if applicable, incurred between the liability and equity components were based on their relative values.

Stock-Based Compensation

Stock-based compensation for stock options and restricted stock units granted is measured based on the grant date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of employee stock options using the Black-Scholes option-pricing model, except as noted. Stock-based compensation for performance stock units (“PSU”) granted is measured based on the grant- date fair value of the awards and recognized on an accelerated tranche by tranche basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award).  The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 225% of the initial grant. For stock-based compensation assumed in the Livongo merger, the Monte Carlo valuation model was the most suitable for valuation of options for the replaced and replacement awards from the merger.

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

Components of Results of Operations

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately)

Cost of revenue (exclusive of depreciation and amortization, which is shown separately) primarily consists of fees paid to the physicians and other health professionals in our provider network; product cost; costs incurred in connection with our provider network operations and data center activities, which include employee-related expenses

(including salaries and benefits), costs related to Client support; provider network, medical records, magnetic resonance imaging, medical lab tests, translation, postage, medical malpractice insurance, and deferred device costs. Cost of revenue (exclusive of depreciation and amortization, which is shown separately) is driven primarily by the number of general medical visits, expert medical services and other specialty visits completed in each period and are closely correlated or directly related to delivery of our solutions and monthly subscription fees. Many of the elements of the cost of revenue (exclusive of depreciation and amortization, which is shown separately) are relatively variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. Cost of revenue (exclusive of depreciation and amortization, which is shown separately) does not include an allocation of depreciation and amortization.

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

Technology and Development Expenses

Technology and development expenses include personnel and related expenses for software engineering, information technology infrastructure, security and compliance, product development and support for our efforts to add new features and ensure the reliability and scalability of our existing solutions. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure, licensed applications and stock-based compensation for our technology and development employees. Our technology and development expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as software development costs.

Legal and Regulatory Expenses

Legal and regulatory expenses include professional fees incurred and settlements. Our legal and regulatory expenses exclude certain allocations of personnel and related expenses, occupancy expense as well as depreciation and amortization.

Acquisition and Integration Related Costs

Acquisition and integration related costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, business development, operations and human resources departments. They also include stock-based compensation costs related to our board of directors and our employees and most of the facilities costs including utilities and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

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

Interest Expense, Net

Interest expense, net consists of interest costs associated with our bank, other debt and amortization of debt issuance costs and costs associated with the Notes and Livongo Notes, net of interest earned on cash and cash equivalents and short-term marketable securities as well as foreign exchange gain or loss related to transactions in currencies other than the local functional currency.

Income Tax Provision

We follow the provisions of the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. We have recorded deferred tax liabilities arising principally from acquired intangible assets in the U.S. and in foreign jurisdictions. We have provided a valuation allowance for certain of our U.S. and foreign deferred tax assets at December 31, 2020, 2019 and 2018, as it is more likely than not that these assets will not be realized in the future. In 2020, we released a portion of the valuation allowance against the deferred tax assets attributable to our U.S. NOLs as the acquired intangibles from the InTouch Health and Livongo acquisitions serve as a source of income for which we, more likely than not, will be able to realize the benefits of the deferred tax assets against.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the dollar and percentage change between the respective periods (dollars in thousands):

	Year Ended December 31,
	2020			2019			2018
	$	Variance	%	$	Variance	%	$
Revenue	$1,093,962	$540,655	98%	$553,307	$135,400	32%	$417,907
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	390,829	206,364	112%	184,465	55,730	43%	128,735
Operating expenses:
Advertising and marketing	226,146	116,449	106%	109,697	24,588	29%	85,109
Sales	154,052	89,137	137%	64,915	5,761	10%	59,154
Technology and development	164,941	100,297	155%	64,644	10,271	19%	54,373
Legal and regulatory	8,876	2,114	31%	6,762	2,781	70%	3,981
Acquisition and integration related costs	88,236	81,616	1,233%	6,620	(3,771)	–36%	10,391
Gain on sale	0	0	NM %	0	5,500	–100%	(5,500)
General and administrative	497,808	340,114	216%	157,694	40,778	35%	116,916
Depreciation and amortization	69,495	30,543	78%	38,952	3,350	9%	35,602
Total expenses	1,600,383	966,634	153%	633,749	144,988	30%	488,761
Loss from operations	(506,421)	(425,979)	530%	(80,442)	(9,588)	14%	(70,854)
Loss on extinguishment of debt	9,077	9,077	NM %	0	0	NM %	0
Interest expense, net	60,495	31,482	109%	29,013	2,901	11%	26,112
Net loss before taxes	(575,993)	(466,538)	426%	(109,455)	(12,489)	13%	(96,966)
Income tax (benefit) expense	(90,857)	(80,266)	758%	(10,591)	(10,709)	NM %	118
Net loss	$(485,136)	$(386,272)	391%	$(98,864)	$(1,780)	2%	$(97,084)

NM – not meaningful

EBITDA and Adjusted EBITDA

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Net loss	$(485,136)	$(98,864)	$(97,084)
Add:
Loss on extinguishment of debt	9,077	0	0
Interest expense, net	60,495	29,013	26,112
Income tax benefit	(90,857)	(10,591)	118
Depreciation and amortization	69,495	38,952	35,602
EBITDA(1)	(436,926)	(41,490)	(35,252)
Stock-based compensation	475,531	66,702	43,769
Gain on sale	0	0	(5,500)
Acquisition and integration related costs	88,236	6,620	10,391
Adjusted EBITDA(1)	$126,841	$31,832	$13,408
(1)	Non-U.S. GAAP Financial Measures.

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we use EBITDA and Adjusted EBITDA, which are non-U.S. GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

EBITDA consists of net loss before interest, foreign exchange gain or loss, taxes, depreciation and amortization and loss on extinguishment of debt. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis. For presentation purposes, foreign exchange gain or loss is included in interest expense, net in our consolidated statement of operations.

Adjusted EBITDA consists of net loss before interest, foreign exchange gain or loss, taxes, depreciation and amortization, stock-based compensation, gain on sale, loss on extinguishment of debt, and acquisition and integration related costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

We believe the above financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net loss before taxes, net loss, loss per share or any other performance measures derived in accordance with U.S. GAAP as measures of performance.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;

•	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;

•	EBITDA and Adjusted EBITDA do not reflect the significant loss on extinguishment of debt;

•	Adjusted EBITDA does not reflect the significant acquisition and integration related costs related to mergers and acquisitions;
•	Adjusted EBITDA does not reflect the significant gain on sale of certain non-core Client contracts;

•	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

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

Consolidated Results of Operations

We completed our acquisitions of Livongo on October 30, 2020, InTouch on July 1, 2020, MedecinDirect on April 30, 2019, Advance Medical on May 31, 2018 and Best Doctors on July 14, 2017. The results of operations of the aforementioned acquisitions have been included in our audited consolidated financial statements included in this Form 10-K from their respective acquisition dates.

Revenue. Total revenue was $1,094.0 million including $128.3 million from InTouch and Livongo for the year ended December 31, 2020, compared to $553.3 million during the year ended December 31, 2019, an increase of $540.7 million, or 98%. Excluding the impact of the InTouch and Livongo acquisitions, revenue increased 75%, reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and our broad momentum to transform the healthcare experience. The increase in revenue was significantly driven by an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The number of paid Members increased by 41% from December 31, 2019 to December 31, 2020. Revenue from the U.S. subscription access fees was $737.4 million for the year ended December 31, 2020 compared to $356.7 million for the year ended December 31, 2019. We generated $124.4 million of international subscription access fees for the year ended December 31, 2020 and $106.6 million for the year ended December 31, 2019. We completed approximately 10.6 million visits, representing $206.9 million of visit fees for the year ended December 31, 2020, compared to 4.1 million visits, representing $90.0 million of visit fees during the year ended December 31, 2019, an increase of $116.9 million, or 130%.

Total revenue was $553.3 million including $33.2 million from Advance Medical and MedecinDirect for the year ended December 31, 2019, compared to $417.9 million during the year ended December 31, 2018, an increase of $135.4 million, or 32%. Excluding the impact of Advance Medical and MedecinDirect acquisitions, revenues increased 24%. The increase in revenue was driven by an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees, as well as revenue from the acquisitions of Advance Medical and MedecinDirect. The number of paid Members increased by 57% from December 31, 2018 to December 31, 2019. Revenue from the U.S. subscription access fees was $356.7 million for the year ended December 31, 2019 compared to $277.1 million for the year ended December 31, 2018. We generated $106.6 million of international subscription access fees for the year ended December 31, 2019 and $73.7 million for the year ended December 31, 2018. We completed approximately 4,138,000 visits, representing $90.0 million of visit fees for the year ended December 31, 2019, compared to 2.6 million visits, representing $90.0 million of visit fees during the year ended December 31, 2018, an increase of $22.9 million, or 34%.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue (exclusive of depreciation and amortization, which is shown separately below) was $390.8 million for the year ended December 31, 2020 compared to $184.5 million for the year ended December 31, 2019, an increase of $206.3 million, or 112%. The increase was primarily due to higher Membership and general medical visits resulting in increased provider fees and increased physician network operation center costs, and hiring of additional personnel to manage our provider network operations centers, and to a lesser extent, the impact from the InTouch and Livongo acquisitions.

Cost of revenue (exclusive of depreciation and amortization, which is shown separately below) was $184.5 million for the year ended December 31, 2019 compared to $128.7 million for the year ended December 31, 2018, an increase of $55.7 million, or 43%. The increase was primarily due to higher general medical visits resulting in increased provider fees and increased physician network operation center costs, and hiring of additional personnel to manage our provider network operations centers, as well as the impact from Advance Medical and MedecinDirect services.

Advertising and Marketing Expenses. Advertising and marketing expenses were $226.2 million for the year ended December 31, 2020 compared to $109.7 million for the year ended December 31, 2019, an increase of $116.5 million, or 106%. Excluding the impact from InTouch and Livongo of $33.1 million, this increase primarily consisted of $78.3 million from an increase in Member engagement initiatives, digital and media advertising, sponsorship of professional organizations and trade shows and to a lesser extent, the hiring of additional personnel totaling $5.0 million.

Advertising and marketing expenses were $109.7 million for the year ended December 31, 2019 compared to $85.1 million for the year ended December 31, 2018, an increase of $24.6 million, or 29%. The increase primarily consisted of $18.1 million from an increase in Member engagement initiatives, digital and media advertising, sponsorship of professional organizations and trade shows, as well as the hiring of additional personnel totaling $5.9 million.

Sales Expenses. Sales expenses were $154.1 million for the year ended December 31, 2020 compared to $64.9 million for the year ended December 31, 2019, an increase of $89.2 million, or 137%. Excluding the impact from the recent acquisitions of $78.2 million, this increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $14.9 million, partially offset by lower travel and entertainment expenses and other expenses of $4.0 million.

Sales expenses were $64.9 million for the year ended December 31, 2019 compared to $59.2 million for the year ended December 31, 2018, an increase of $5.8 million, or 10%. Including the impact from the recent acquisitions, this increase primarily consisted of increased staffing and employee-related expenses including sales commissions of $4.7 million and other expenses of $1.3 million.

Technology and Development Expenses. Technology and development expenses were $164.9 million for the year ended December 31, 2020 compared to $64.6 million for the year ended December 31, 2019, an increase of $100.3 million, or 155%. Excluding the impact from InTouch and Livongo of $74.1 million, this increase resulted primarily from hiring additional personnel totaling $14.9 million, professional fees of $8.5 million, and ongoing projects to improve and optimize our technology platform and other expenses of $2.8 million.

Technology and development expenses were $64.6 million for the year ended December 31, 2019 compared to $54.4 million for the year ended December 31, 2018, an increase of $10.3 million, or 19%. Including the impact from acquisitions, this increase resulted primarily from hiring additional personnel totaling $7.1 million, professional fees of $2.4 million, and ongoing projects to improve and optimize our technology platform and other expenses of $0.8 million.

Legal and Regulatory Expenses. Legal and regulatory expenses were $8.9 million for the year ended December 31, 2020 compared to $6.8 million for the year ended December 31, 2019, an increase of $2.1 million, or 31%. This increase resulted primarily from litigation activities largely associated with a class action complaint.

Legal and regulatory expenses were $6.8 million for the year ended December 31, 2019 compared to $4.0 million for the year ended December 31, 2018, an increase of $2.8 million, or 70%. This increase resulted primarily from litigation activities largely associated with a class action complaint.

Acquisition and Integration Related Costs. Acquisition and integration related costs were $88.2 million for the year ended December 31, 2020 compared to $6.6 million for the year ended December 31, 2019, an increase of $81.6 million. These costs were incurred primarily with the InTouch acquisition and the merger with Livongo as well as in connection with integration activities of prior acquisitions. The 2020 acquisition and integration related costs represent investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other non-recurring transaction costs related to mergers and acquisitions.

Acquisition and integration related costs were $6.6 million for the year ended December 31, 2019 compared to $10.4 million for the year ended December 31, 2018, a decrease of $3.8 million. The 2019 acquisition and integration related costs represent investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other non-recurring transaction costs related to mergers and acquisitions. The 2018 integration related costs represent legal, personnel, re-branding and professional related fees for the May 2018 acquisition of Advance Medical and the July 2017 acquisition of Best Doctors.

Gain on Sale. Gain on sale of $5.5 million for the year ended December 31, 2018 consists of the June 2018 sale of certain Client contracts.

General and Administrative Expenses. General and administrative expenses were $497.8 million for the year ended December 31, 2020 compared to $157.7 million for the year ended December 31, 2019, an increase of $340.1 million, or 216%. Excluding the impact from the InTouch and Livongo acquisitions of $283.4 million, this increase was driven in part by an increase in employee-related expenses of approximately $23.1 million, primarily due to an increase in stock-compensation expense and growth in overall full time employee headcount reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and our broad momentum to transform the healthcare experience. Costs incurred in our provider network operations centers in connection with enhancing our Member services increased to $14.7 million for the year ended December 31, 2020 from $5.8 million for the year ended December 31, 2019, an increase of $8.9 million. Professional fees, increased by $3.1 million for the year ended December 31, 2020 as compared to December 31, 2019. Other expenses, which include office-related charges, bank charges, therapist recruiting, liability insurance and bad debt expenses, increased in total to $51.4 million for the year ended December 31, 2020 from $29.8 million for the year ended December 31, 2019, an increase of $21.6 million, reflecting the impact from business growth, including bank charges, therapist recruiting, credentialing, liability insurance, bad debt and others.

General and administrative expenses were $157.7 million for the year ended December 31, 2019 compared to $116.9 million for the year ended December 31, 2018, an increase of $40.8 million, or 35%. Including the impact from acquisitions, this increase was driven by an increase in employee-related expenses of approximately $29.7 million, primarily due to an increase in stock-compensation expense and growth in overall full time employee headcount. Costs incurred in our provider network operations centers in connection with enhancing our Member services increased to $5.8 million for the year ended December 31, 2019 from $2.6 million for the year ended December 31, 2018, an increase of $3.2 million. Professional fees, increased by $2.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Other expenses, which include office-related charges and bank charges, severance costs, lease costs and bad debt expenses, increased in total to $29.8 million for the year ended December 31, 2019 from $24.5 million for the year ended December 31, 2018, an increase of $5.3 million and primarily reflecting the impact from the acquisitions.

Depreciation and Amortization. Depreciation and amortization were $69.5 million for the year ended December 31, 2020 compared to $39.0 million for the year ended December 31, 2019, an increase of $30.5 million, or

78%. This increase was due to additional amortization expense primarily related to acquisition-related intangible assets that increased from $319.8 million at December 31, 2019 to $2,183.4 million at December 31, 2020 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $26.1 million at December 31, 2019 to $50.5 million at December 31, 2020.

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

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our bank debt, the Notes, and the Livongo Notes, interest income from cash and cash equivalents and short-term investments in marketable securities as well as foreign exchange gain or loss. Interest expense, net was $60.5 million and $29.0 million for the years ended December 31, 2020 and 2019, respectively. The increase in interest expense primarily is associated with the 2027 Notes issued in May 2020 and Livongo Notes that the Company agreed to guarantee in October 2020.

Interest expense, net was $29.0 million and $26.1 million for the years ended December 31, 2019 and 2018, respectively. The increase in interest expense primarily is associated with the 2025 Notes issued in May 2018.

Income tax benefit.  Income tax benefit was $(90.9) million for the year ended December 31, 2020 compared to $(10.6) million benefit for the year ended December 31, 2019, the increased tax benefit largely reflects the recognition of current period losses due the partial release of the U.S valuation allowance due to acquired intangibles from the purchases of InTouch Health and Livongo as well as increased excess stock-based compensation deductions.

The income tax benefit of $(10.6) million for the year ended December 31, 2019 largely reflects an $(8.5) million income tax benefit associated with the intercompany transfer of a U.S. subsidiary from a foreign owned subsidiary to the U.S. parent while the Company was in a significant valuation allowance position.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Consolidated Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(53,511)	$29,869	$(4,860)
Net cash (used in) provided by investing activities	(590,975)	25,013	(257,496)
Net cash provided by financing activities	859,136	35,094	645,612
Total	$214,650	$89,976	$383,256

Our principal sources of liquidity were cash and cash equivalents, comprised of money market funds and marketable securities, totaling $733.3 million, including restricted cash of $62.6 million as of December 31, 2020. Additionally, we had short-term marketable securities of $53.2 million as of December 31, 2020. During 2020 we experienced positive Adjusted EBITDA and we anticipate increasing positive Adjusted EBITDA results for 2021.

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

On October 30, 2020, we completed the merger with Livongo. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of our common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. The total consideration was $13,938.0 million consisting of $401.0 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.4 million shares of Teladoc Health’s common stock valued at approximately $12,981.6 million on October 30, 2020. Livongo is a leading provider to empower people with chronic conditions to live better and healthier lives.

On October 30, 2020, as part of the Livongo acquisition, we agreed to guarantee Livongo’s obligations under its $550.0 million aggregate principal amount of convertible senior notes due 2025, which had been issued by Livongo on June 4, 2020, prior to our acquisition of Livongo. The Livongo Notes bear cash interest at a rate of 0.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Livongo Notes will mature on June 1, 2025.

On July 1, 2020, we completed the acquisition of InTouch for aggregate consideration of $1,069.8 million, which was comprised of 4.6 million shares of our common stock valued at $903.3 million on July 1, 2020, and $166.5 million of net cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems.

On May 19, 2020, we issued, at par value, $1 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the 2027 Notes). The 2027 Notes bear cash interest at a rate of 1.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 15, 2020. The 2027 Notes will mature on June 1, 2027. The net proceeds to the Company from the offering were $975.9 million after deducting offering costs of approximately $24.1 million.

On April 30, 2019, we completed the acquisition of MedecinDirect. The purchase price was $11.2 million cash with additional potential earnout consideration.

On July 26, 2018, we completed a follow-on public offering (the July Offering) in which we issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. We received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

On May 31, 2018 we completed the acquisition of Advance Medical. The purchase price was $351.7 million consisting of $283.1 million of net cash, and 1.3 million shares of Teladoc’s common stock valued at approximately $68.6 million.

On May 8, 2018, we issued, at par value, $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the 2025 Notes). The 2025 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The 2025 Notes will mature on May 15, 2025. The net proceeds to the Company from the offering were $279.1 million after deducting the initial purchasers’ discounts, commissions and offering expenses of approximately $8.4 million.

The Company’s Senior Secured Revolving Credit Facility was terminated pursuant to its terms effective July 14, 2020. There was no amount outstanding as of December 31, 2019 other than $2.2 million of letters of credit issued for facility security deposits at December 31, 2019. In addition, the acquired fair value of the assumed indebtedness of $10.0 million in connection with Livongo merger was paid in full and there was no amount outstanding as of December 31, 2020.

See Note 12, “Convertible Senior Notes” of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on the Notes and the Livongo Notes.

We were in compliance with all debt covenants at December 31, 2020 and 2019.

Cash (Used in) Provided by Operating Activities

Cash flows (used in) provided by operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash (used in) provided by operating activities was $(53.5) million and $29.9 million for the years ended December 31, 2020 and 2019, respectively. The year-over-year decrease was substantially driven by higher payment of acquisition and integration related costs, as well as costs for strategic investments in personnel, technology and Member engagement. This was partially offset by higher revenues and improved operating leverage.

Cash flows provided by (used in) operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by (used in) operating activities was $29.9 million and $(4.9) million for the years ended December 31, 2019 and 2018, respectively. The year-over-year increase was primarily driven by higher revenues and improved operating leverage, partially offset by higher costs for strategic investments in personnel, technology and Member engagement.

Our primarily uses of cash from operating activities are for the payment of cash compensation expenses, providers fee, inventory, insurance, office expenses, technology costs, market data costs, interest expense and acquisition and integration costs. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $591.0 million for the year ended December 31, 2020. Cash used in investing activities consisted of acquisition of businesses of $567.4 million, net of cash acquired, investment in capital expenditures totaling $4.0 million, investments in capitalized software development costs of $22.0 million, and partially offset by proceeds from short-term marketable securities of $2.5 million.

Cash provided by investing activities was $25.0 million for the year ended December 31, 2019. Cash provided by investing activities consisted of proceeds from short-term marketable securities of $52.1 million partially offset by investment in capital expenditure totaling $3.5 million, investments in capitalized software development costs of $7.4 million, investment in securities of $5.0 million and acquisition of businesses of $11.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $859.1 million. Cash provided by financing activities consisted of $975.9 million of net cash proceeds from the issuance of the 2027 Notes, $91.7 million of proceeds from sale of the capped call associated with the Livongo Notes, $54.3 million of proceeds from the exercise of employee stock options, $4.7 million of proceeds from participants in the employee stock purchase plan, $6.0 million of proceeds from advances from financing companies offset by $228.2 million of cash used in the repurchase of 2022 Notes, $8.6 million from a net change in payments from customers against advances from financing companies, payment of $10.0 million assumed indebtedness in connection with the Livongo merger and $26.7 million of timing associated with net cash paid for tax withholding for stock-based compensation.

Cash provided by financing activities for the year ended December 31, 2019 was $35.1 million. Cash provided by financing activities consisted of $33.3 million of proceeds from the exercise of employee stock options and $3.4 million of proceeds from participants in the employee stock purchase plan, partially offset by $1.6 million for withholding taxes for stock-based awards.

On June 4, 2020, the Livongo Notes referred to in Note 12 to the consolidated financial statements were issued on an unsecured basis by Livongo Health, Inc. In connection with the acquisition of Livongo by Teladoc Health, Inc. on October 30, 2020, Teladoc Health, Inc. became the parent guarantor of the Livongo Notes. The guarantee is full and unconditional and ranks equally in right of payment with all existing and future unsecured senior indebtedness. As disclosed below, summary financial information is presented for Teladoc Health, Inc., as Guarantor, excluding its consolidated subsidiaries (other than Livongo), and Livongo Health, Inc., as the Issuer, excluding its consolidated subsidiaries, collectively referred to as the Obligor Group. The summary financial information of the Obligor Group is presented on a combined basis and transactions between the combined entities have been eliminated and investments in and equity in earnings from non-guarantor subsidiaries have been excluded. Financial information for non-guarantor entities has been excluded. For the year ended December 31, 2020, revenue of the Obligor Group was $350.2 million, operating loss was $(578.2) million, net loss before taxes was $(647.4) million and net loss was $(560.8) million. As of December 31, 2020, current assets of the Obligor Group were $809.8 million, inter-company receivables were $302.5 million, total assets were $17,459.5 million, current liabilities were $199.7 million, inter-company payables were $49.5 million and total liabilities were $1,716.3 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$63,265	$14,192	$28,106	$20,967	$0
Non-cancelable purchase commitments	9,962	8,130	1,832	0	0
Debt obligations under the Convertible Notes	1,873,550	46,762	0	826,788	1,000,000
Interest associated with the Convertible Notes	128,821	22,522	42,922	42,236	21,141
Total	$2,075,598	$91,606	$72,860	$889,991	$1,021,141

Our existing office and hosting co-location facilities lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised the office and hosting co-location facilities lease options. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Non-cancelable purchase commitments include inventory purchases, cloud-based software contracts and other goods and services. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. For abandoned facilities, the above contractual obligation schedule does not reflect any realized or potential sublease revenue.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update No. 2019-12, “Simplification of Income Taxes (Topic 740) Income Taxes,” or ASU 2019-12. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. We early-adopted ASU 2019-12 in our consolidated financial statements and disclosures effective January 1, 2020, with no material impact to the financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Goodwill Simplifications (Topic 350)” or ASU 2017-04. ASU 2017-04 simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in GAPP. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance was effective for the first quarter of 2020 and was early adopted in the quarter-ended December 31, 2019.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. The amendments in ASU 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The FASB issued Accounting Standards Update No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2018-19, Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2019-04, Accounting Standards Update No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief,” or ASU 2019-05, Accounting Standards Update No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates,” or ASU 2019-10 and Accounting Standards Update No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2019-11. The amendments in these ASUs provide clarifications to ASU 2016-13. The Company adopted ASU 2016-13 and the related clarifications effective January 1, 2020. The adoption did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” or ASU 2018-15 Subtopic 350-40, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-15 Subtopic 350-40 effective January 1, 2020. The adoption did not have a material impact on the consolidated financial statements and disclosures.

Consolidated Quarterly Results of Operations

The following table sets forth our quarterly consolidated statement of operations data for the years ended December 31, 2020 and 2019:

(in thousands, except net loss per share data)	1Q19	2Q19	3Q19	4Q19	1Q20	2Q20	3Q20	4Q20

Revenue	$128,573	$130,276	$137,969	$156,489	$180,799	$241,030	$288,812	$383,321
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	44,677	41,634	42,799	55,355	72,382	90,780	104,725	122,942
Operating expenses:
Advertising and marketing	26,404	26,616	31,321	25,356	32,515	47,578	52,302	93,751
Sales	16,212	15,832	16,120	16,751	17,940	18,687	23,483	93,942
Technology and development	15,987	16,665	15,746	16,246	19,257	23,029	29,958	92,697
Legal and regulatory	1,586	2,019	1,634	1,523	1,222	2,232	2,812	2,610
Acquisition and integration related costs	1,012	1,136	1,995	2,477	3,664	1,627	25,395	57,550
General and administrative	35,982	38,549	38,681	44,482	45,120	54,383	56,930	341,375
Depreciation and amortization	9,600	9,848	9,617	9,887	9,710	9,893	12,932	36,960
Total expenses	151,460	152,299	157,913	172,077	201,810	248,209	308,537	841,827

Loss from operations	(22,887)	(22,023)	(19,944)	(15,588)	(21,011)	(7,179)	(19,725)	(458,506)
Loss on extinguishment of debt	0	0	0	0	0	7,751	1,227	99
Interest expense, net	6,521	7,211	7,700	7,581	9,303	13,151	17,222	20,819

Net loss before taxes	(29,408)	(29,234)	(27,644)	(23,169)	(30,314)	(28,081)	(38,174)	(479,424)
Income tax provision (benefit)	742	90	(7,298)	(4,125)	(711)	(2,399)	(2,290)	(85,457)

Net loss	(30,150)	(29,324)	(20,346)	(19,044)	(29,603)	(25,682)	(35,884)	(393,967)
GAAP Net Loss per Share	$(0.43)	$(0.41)	$(0.28)	$(0.26)	$(0.40)	$(0.34)	$(0.43)	$(3.07)
Weighted Average Common Shares Outstanding Used in Computing GAAP Net Loss per Share - Basic and Diluted	70,919	71,721	72,151	72,565	73,279	76,513	83,608	128,298

Note: We acquired MedecinDirect on April 30, 2019, InTouch Health on July 1, 2020 and Livongo on October 30, 2020. The results of the acquisitions were integrated within our existing business on the respective acquisition dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the United States and currently execute approximately 88% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The assessment excluded the internal controls of our July 2020 acquisition of InTouch and our October 2020 acquisition of Livongo, which is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. InTouch and Livongo represented 12% of total assets (excluding goodwill) as of December 31, 2020 and 12% of revenues for the year ended December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2020.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, independent registered public accounting firm, is appointed by the Board of Directors and ratified by our Company’s stockholders. They were engaged to render an opinion regarding the fair presentation of our consolidated financial statements as well as conducting an audit of internal control over financial reporting. Their accompanying reports are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Teladoc Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of InTouch Health and Livongo Health, which are included in the 2020 consolidated financial statements of the Company and constituted 12% of total assets (excluding goodwill) as of December 31, 2020 and 12% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of InTouch Health and Livongo Health.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

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

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and. The full text of our Code of Business Conduct and Ethics is posted on the Investors section of our website, www.teladochealth.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         (1)         Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K.

(2)	Schedule II—Valuation and Qualifying Accounts.

Allowance for Doubtful Accounts Receivable (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2020	$3,787	$5,284	$(2,787)	$128	$6,412
Fiscal Year Ended December 31, 2019	$3,382	$2,665	$(2,264)	$4	$3,787
Fiscal Year Ended December 31, 2018	$2,422	$2,243	$(1,263)	$(20)	$3,382

Income Taxes Valuation Allowance (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2020	$121,186	$2,146	$0	$(15,348)	$107,984
Fiscal Year Ended December 31, 2019	$93,572	$36,124	$0	$(8,510)	$121,186
Fiscal Year Ended December 31, 2018	$73,786	$41,093	$0	$(21,307)	$93,572

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)         A list of exhibits is set forth on the Exhibit Index immediately prior to the signature page of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated January 11, 2020, by and among Teladoc Health, Inc., Jonata Sub One, Inc., Jonata Sub Two, Inc., InTouch Technologies, Inc. and Fortis Advisors LLC, as equity holder representative.	8-K	001-37477	2.1	1/13/20

2.2	Agreement and Plan of Merger, dated August 5, 2020, by and among Teladoc Health, Inc., Tempranillo Merger Sub, Inc. and Livongo Health, Inc.	8-K	001-37477	2.1	8/6/20

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/01/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	10/30/20

3.5	Fifth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/19/21

4.1	Specimen stock certificate evidencing shares of the common stock.	10-Q	001-37477	4.1	11/1/18

4.2	Indenture, dated as of June 27, 2017, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	6/29/17

4.3	Global 3.00% Convertible Senior Note due 2022, dated as of June 27, 2017.	8-K	001-37477	4.2	6/29/17

4.4	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/08/18

4.5	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/08/18
4.6	Indenture, dated as of May 19, 2020, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/19/20

4.7	Global 1.25% Convertible Senior Note due 2027, dated as of May 19, 2020 (included as Exhibit A to Exhibit 4.6).	8-K	001-37477	4.2	5/19/20
4.8	Indenture, dated as of June 4, 2020, by and between Livongo Health, Inc. and U.S. Bank National Association.	8-K	001-38983	4.1	10/30/20
4.9	Global 0.875% Convertible Senior Note due 2025 (included as Exhibit A to Exhibit 4.8).	8-K	001-38983	4.1	10/30/20
4.10	First Supplemental Indenture, dated as of October 30, 2020, among Livongo Health, Inc., Teladoc Health, Inc. and U.S. Bank National Association, as trustee.	8-K	001-37477	4.1	10/30/20
4.11	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.					*

10.1+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers.	S-1/A	333-204577	10.7	6/18/15

10.2+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers (form used since October 2020).					*

10.3+	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.4+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.5+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.7+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-37477	10.2	4/29/20

10.8+	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	333-204577	10.14	6/18/15

10.9+	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.10+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/01/17

10.11+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.12+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.13+	Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	S-8	333-249892	99.1	11/6/20

10.14+	Form of Stock Option Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.					*

10.15+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.					*

10.16+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.					*

10.17+	Teladoc Health, Inc. Senior Leader Severance Plan.	8-K	001-37477	10.1	5/7/20

10.18+	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).					*

10.19+	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.20+	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc Health, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.21+	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	10/30/19

10.22+	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	7/31/19

10.23+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.5	10/30/19

10.24+	Executive Severance Agreement, dated July 30, 2019, by and between Teladoc Health, Inc. and David Sides.	10-K	001-37477	10.28	2/26/20

10.25+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and David Sides.	10-Q	001-37477	10.6	10/30/19

10.26+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.17	4/30/19

10.27+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.8	10/30/19

10.28+	Executive Severance Agreement, dated January 4, 2016, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.18	4/30/19

10.29+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.9	10/30/19

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

*Filed herewith.

**Furnished herewith.

+Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC HEALTH, INC.

Date: March 1, 2021	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer and Director

Date: March 1, 2021	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer

Date: March 1, 2021	By:	/s/ RICHARD J. NAPOLITANO
	Name:	Richard J. Napolitano
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2021	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr
	Title:	Chairman of the Board

Date: March 1, 2021	By:	/s/ CHRISTOPHER BISCHOFF
	Name:	Christopher Bischoff
	Title:	Director

Date: March 1, 2021	By:	/s/ KAREN L. DANIEL
	Name:	Karen L. Daniel
	Title:	Director

Date: March 1, 2021	By:	/s/ SANDRA FENWICK
	Name:	Sandra Fenwick
	Title:	Director

Date: March 1, 2021	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: March 1, 2021	By:	/s/ CATHERINE JACOBSON
	Name:	Catherine Jacobson
	Title:	Director

Date: March 1, 2021	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: March 1, 2021	By:	/s/ KENNETH H. PAULUS
	Name:	Kenneth H. Paulus
	Title:	Director

Date: March 1, 2021	By:	/s/ DAVID L. SHEDLARZ
	Name:	David L. Shedlarz

	Title:	Director

Date: March 1, 2021	By:	/s/ MARK DOUGLAS SMITH
	Name:	Mark Douglas Smith
	Title:	Director
Date: March 1, 2021	By:	/s/ HEMANT TANEJA
	Name:	Hemant Taneja
	Title:	Director

Date: March 1, 2021	By:	/s/ GLEN E. TULLMAN
	Name:	Glen E. Tullman
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
1. Audited Consolidated Financial Statements of Teladoc Health, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Comprehensive Loss	F-7
Consolidated Statements of Stockholders’ Equity	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Audited Consolidated Financial Statements	F-10

2. Supplemental Financial Data:
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form 10-K are listed below:
Schedule II – Valuation and Qualifying Accounts	79

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions
Description of the Matter

As discussed in Note 5 to the consolidated financial statements, the Company completed the acquisitions of Livongo Health, Inc. (“Livongo”) for total consideration of $13,938 million and InTouch Technologies, Inc. (“InTouch”) for total consideration of $1,069.8 million during the year ended December 31, 2020. The acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their fair values as of the acquisition date.

Auditing the Company's accounting for its acquisition of Livongo and InTouch was especially challenging due to the significant estimation required by management to measure the fair value of the intangible assets acquired and convertible notes assumed. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the value of the intangible assets and convertible notes included future revenue and cash flows, discount rates, and volatility. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. We tested controls over the valuation of intangible assets and convertible notes, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the acquired intangible assets and convertible notes assumed, our audit procedures included, among others, evaluating the Company's use of valuation models, evaluating the significant assumptions used, and testing the completeness and accuracy of underlying data. Our testing procedures over the significant assumptions included, among others, comparing them to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also considered sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. In addition, we involved an internal valuation professional to assist in our evaluation of the methodologies used by the Company and significant assumptions.

Accounting for performance stock units
Description of the Matter

As discussed in Notes 2 and 15 of the consolidated financial statements, the Company grants equity-based awards to their employees as compensation for their service. Certain awards include performance conditions that only vest if those conditions are met, and the quantity of awards received can range based on the level performance achieved. In 2020, the Company had 429,319 such awards outstanding, and recorded stock-based compensation expense related to these awards of $24.0 million.

Auditing the accounting for performance stock units was especially complex and challenging based on the evaluation of the unique terms of the awards. In particular, judgment was required to evaluate the nature of the multi-year performance conditions.

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

We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards, such as service inception date based on the multi-year performance conditions. We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters. We determined whether performance targets were satisfied in accordance with the contractual conditions, and recalculated grant date fair value by multiplying that earned quantity of awards by the grant price.

Accounting for convertible notes
Description of the Matter

As discussed in Note 12 to the consolidated financial statements, in May 2020, the Company issued convertible senior notes due 2027 (the “2027 Notes”) in an aggregate principal amount of $1,000 million. The 2027 Notes were classified as a liability and the conversion feature was classified in equity based on their respective estimated fair value. Concurrent with the offering of the 2027 Notes, the Company entered into privately negotiated agreements with certain holders of convertible senior notes due 2022 (the “2022 Notes”) to exchange the 2022 Notes for shares of the Company’s common stock, together with cash, in private placement transactions. As a result of the exchange transactions, the Company recorded a charge associated with the loss on extinguishment of debt of $7.8 million. Management calculated the loss on extinguishment as a difference between the carrying value of the extinguished notes and the fair value of the liability component.

The Company estimated the fair value of a similar liability without the conversion option using a convertible bond lattice model that includes assumptions such as discount rate and volatility. Auditing the Company’s accounting for the convertible notes transactions was complex due to the significant judgment required in determining the fair value of the liability component as well as the balance sheet classification of the elements of the convertible notes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for determining the fair value of the liability component, including management’s review of the model, and significant assumptions used in the fair value calculation, and the balance sheet classification.

Our audit procedures included testing of the fair value of the liability components of the 2027 Notes and the 2022 Notes. Our procedures included, among others, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we focused on the Company’s assumptions used to determine the discount rate and volatility.  In addition, we involved an internal valuation professional to assist in our evaluation of the methodology used by the Company and significant assumptions. We also tested the balance sheet classification of the elements of the convertible notes.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York
March 1, 2021

TELADOC HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$733,324	$514,353
Short-term investments	53,245	2,711
Accounts receivable, net of allowance of $6,412 and $3,787, respectively	169,281	56,948
Inventories	56,498	0
Prepaid expenses and other current assets	47,259	13,990
Total current assets	1,059,607	588,002
Property and equipment, net	28,551	10,296
Goodwill	14,581,255	746,079
Intangible assets, net	2,020,864	225,453
Operating lease - right-of-use assets	46,647	26,452
Other assets	18,357	6,545
Total assets	$17,755,281	$1,602,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,030	$9,075
Accrued expenses and other current liabilities	83,657	34,440
Accrued compensation	94,593	34,201
Deferred revenue-current	52,356	12,465
Advances from financing companies	13,453	0
Current portion of long-term debt	42,560	0
Total current liabilities	332,649	90,181
Other liabilities	1,616	9,239
Operating lease liabilities, net of current portion	43,142	24,994
Deferred revenue, net of current portion	2,449	2,300
Advances from financing companies, net of current portion	9,926	0
Deferred taxes	102,103	21,678
Convertible senior notes, net	1,379,592	440,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares and 150,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 150,281,099 shares and 72,761,941 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	150	73
Additional paid-in capital	16,857,797	1,538,716
Accumulated deficit	(992,661)	(507,525)
Accumulated other comprehensive loss	18,518	(17,239)
Total stockholders’ equity	15,883,804	1,014,025
Total liabilities and stockholders’ equity	$17,755,281	$1,602,827

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,093,962	$553,307	$417,907
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	390,829	184,465	128,735
Operating expenses:
Advertising and marketing	226,146	109,697	85,109
Sales	154,052	64,915	59,154
Technology and development	164,941	64,644	54,373
Legal and regulatory	8,876	6,762	3,981
Acquisition and integration related costs	88,236	6,620	10,391
Gain on sale	0	0	(5,500)
General and administrative	497,808	157,694	116,916
Depreciation and amortization	69,495	38,952	35,602
Total expenses	1,600,383	633,749	488,761
Loss from operations	(506,421)	(80,442)	(70,854)
Loss on extinguishment of debt	9,077	0	0
Interest expense, net	60,495	29,013	26,112
Net loss before taxes	(575,993)	(109,455)	(96,966)
Income tax (benefit) expense	(90,857)	(10,591)	118
Net loss	$(485,136)	$(98,864)	$(97,084)

Net loss per share, basic and diluted	$(5.36)	$(1.38)	$(1.47)

Weighted-average shares used to compute basic and diluted net loss per share	90,509,229	71,844,535	65,844,908

See accompanying notes to audited consolidated financial statements

.

TELADOC HEALTH, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(485,136)	$(98,864)	$(97,084)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on available-for-sale securities	0	32	20
Cumulative translation adjustment	35,757	(4,201)	(17,179)
Other comprehensive income (loss), net of tax	35,757	(4,169)	(17,159)
Comprehensive loss	$(449,379)	$(103,033)	$(114,243)

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2017	61,534,101	$61	$866,330	$(311,577)	$4,089	$558,903
Exercise of stock options	2,247,635	2	31,320	0	0	31,322
Equity component of Convertible Senior Notes, net of issuance costs	0	0	91,397	0	0	91,397
Follow-On Offering	5,000,000	5	330,838	0	0	330,843
Issuance of restricted stock units	304,908	0	0	0	0	0
Issuance of stock under employee stock purchase plan	85,218	0	2,564	0	0	2,564
Issuance of stock in acquisition	1,344,387	2	68,562	0	0	68,564
Stock-based compensation	0	0	43,769	0	0	43,769
Other comprehensive loss, net of tax	0	0	0	0	(17,159)	(17,159)
Net loss	0	0	0	(97,084)	0	(97,084)
Balance as of December 31, 2018	70,516,249	70	1,434,780	(408,661)	(13,070)	1,013,119
Exercise of stock options	1,632,130	2	33,273	0	0	33,275
Issuance of restricted stock units	548,910	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	64,497	0	3,380	0	0	3,380
Issuance of common stock for Convertible Notes	155	0	8	0	0	8
Stock-based compensation	0	0	67,276	0	0	67,276
Other comprehensive loss, net of tax	0	0	0	0	(4,169)	(4,169)
Net loss	0	0	0	(98,864)	0	(98,864)
Balance as of December 31, 2019	72,761,941	73	1,538,716	(507,525)	(17,239)	1,014,025
Exercise of stock options	6,104,721	6	54,308	0	0	54,314
Issuance of common stock upon vesting of restricted stock units	2,150,523	2	(23,707)	0	0	(23,705)
Issuance of stock under employee stock purchase plan	49,781	0	4,722	0	0	4,722
Issuance of common stock for 2022 Notes	3,951,781	4	694,127	0	0	694,131
Equity portion of extinguishment of 2022 Notes	0	0	(715,263)	0	0	(715,263)
Issuance of common stock for 2025 Notes	202,217	0	40,741	0	0	40,741
Equity portion of extinguishment of 2025 Notes	0	0	(31,615)	0	0	(31,615)
Equity component of 2027 Notes, net of issuance costs	0	0	285,601	0	0	285,601
Issuance of common stock in acquisitions	65,060,135	65	13,884,856	0	0	13,884,921
Sale of capped call related to the Livongo Notes	0	0	91,659	0	0	91,659
Livongo Notes guaranteed by the Company	0	0	555,448	0	0	555,448
Stock-based compensation	0	0	478,204	0	0	478,204
Other comprehensive loss, net of tax	0	0	0	0	35,757	35,757
Net loss	0	0	0	(485,136)	0	(485,136)
Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows (used in) provided by operating activities:
Net loss	$(485,136)	$(98,864)	$(97,084)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	69,495	38,952	35,602
Depreciation of rental equipment	1,697	0	0
Amortization of right-of-use assets	6,895	6,000	0
Allowance for doubtful accounts	5,284	2,665	2,243
Stock-based compensation	475,531	66,702	43,769
Deferred income taxes	(90,158)	(10,868)	(2,247)
Accretion of interest	45,296	25,438	19,487
Loss on extinguishment of debt	9,077	0	0
Change in fair value of contingent consideration	(1,009)	1,248	0
Gain on sale	0	0	(5,500)
Changes in operating assets and liabilities:
Accounts receivable	(21,091)	(15,884)	(10,931)
Prepaid expenses and other current assets	(12,565)	(2,685)	(2,612)
Inventory	(24,732)	0	0
Other assets	(8,135)	(105)	(414)
Accounts payable	(87,995)	905	(391)
Accrued expenses and other current liabilities	20,125	10,026	454
Accrued compensation	34,819	4,546	8,480
Deferred revenue	17,751	4,815	3,539
Operating lease liabilities	(6,300)	(2,417)	0
Other liabilities	(2,360)	(605)	745
Net cash (used in) provided by operating activities	(53,511)	29,869	(4,860)
Cash flows (used in) provided by investing activities:
Capital expenditures	(4,024)	(3,510)	(4,011)
Capitalized software development costs	(22,018)	(7,390)	(4,396)
Purchase of marketable securities	0	0	(56,347)
Proceeds from marketable securities	2,496	52,100	84,170
Sale of assets	(0)	(0)	5,530
Investment in securities	0	(5,000)	0
Acquisitions of business, net of cash acquired	(567,429)	(11,187)	(282,442)
Net cash (used in) provided by investing activities	(590,975)	25,013	(257,496)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	54,314	33,283	31,322
Proceeds from issuance of 2025 Notes	0	0	279,152
Proceeds from issuance of 2027 Notes	1,000,000	0	0
Payment of issuance costs of 2027 Notes	(24,070)	0	0
Repurchase of 2022 Notes	(228,153)	0	0
Proceeds from the sale of capped call related to the Livongo Notes	91,659	0	0
Proceeds from advances from financing companies	6,002	0	0
Payment from customers against advances from financing companies	(8,635)	0	0
Payment of assumed indebtedness	(10,000)	0	0
Proceeds from borrowing under bank and other debt	0	0	10
Proceeds from issuance of common stock	0	0	330,843
Proceeds from employee stock purchase plan	4,722	3,380	2,564
Cash (paid) received for withholding taxes on stock-based compensation, net	(26,703)	(1,569)	1,721
Net cash provided by financing activities	859,136	35,094	645,612
Net increase in cash and cash equivalents	214,650	89,976	383,256
Foreign exchange difference	4,321	388	(2,084)
Cash and cash equivalents at beginning of the period	514,353	423,989	42,817
Cash and cash equivalents at end of the period	$733,324	$514,353	$423,989

Income taxes paid	$1,324	$1,310	$441

Interest paid	$14,890	$12,224	$10,303

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

On October 30, 2020, the Company completed the merger with Livongo Health, Inc. (“Livongo”), a transformational opportunity to improve the delivery, access and experience of healthcare for consumers around the world. Livongo is pioneering a new category in healthcare, called Applied Health Signals, which is transforming the management of chronic conditions.

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc. (“InTouch”), the leading provider of enterprise telehealth solutions for hospitals and health systems.

On April 30, 2019, the Company completed the acquisition of MedecinDirect, a Paris-based telemedicine provider.

On May 31, 2018, the Company completed the acquisition of Advance Medical-Health Care Management Services, S.A. (“Advance Medical”), a leading virtual healthcare provider outside the United States.

On July 14, 2017, the Company completed the acquisition of Best Doctors Holdings, Inc. (“Best Doctors”), an expert medical consultation company focused on improving health outcomes for the most complex, critical and costly medical issues.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc Health, three professional associations, twelve professional corporations and a service corporation (collectively, the “Association”).

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

The Company holds a variable interest in the Association which contracts with physicians and other health professionals in order to provide services to Teladoc Health. The Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE, must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the Association and funds and absorbs all losses of the VIE and appropriately consolidates the Association.

Total revenue and net income (loss) for the VIE were $199.3 million and $0.6 million, $83.6 million and $(3.2) million and $58.1 million and $(2.5) million for the years ended December 31, 2020, 2019 and 2018, respectively. The VIE’s total assets, all of which were current were $28.7 million and $13.6 million at December 31, 2020 and 2019, respectively. Total liabilities, all of which were current for the VIE were $65.8 million and $51.3 million at December 31, 2020 and 2019, respectively. The VIE’s total stockholders’ deficit was $37.1 million and $37.7 million at December 31, 2020 and 2019, respectively.

All intercompany transactions and balances have been eliminated.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.

When the Company issues stock-based or cash awards to an acquired company’s shareholders, the Company evaluates whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition. In connection with determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations. Acquisition-related transaction costs incurred by the Company are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), capitalization and amortization of software development costs, the finalization of purchase accounting adjustments, Client performance guarantees, the calculation of a contingent liability in connection with an acquisition earn-out, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards and the periods of benefit for deferred costs.

Segment Information

The Company operates an integrated virtual care system for delivering, enabling, and empowering whole-person health. As a result, the Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis, reflecting this integration, for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates as a single reportable segment—health services.

Fair Value Measurements

The carrying value of our financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to their short-term nature.

The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Revenue Recognition

The Company follows the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to Clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, we satisfy a performance obligation.

The Company primarily generates virtual healthcare service revenue from contracts with Clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s Client contracts include a per-Member-per-month access fee as well as certain contracts that generate additional revenue on a per-virtual healthcare visit basis for general medical, other specialty visits and expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits. For the Company’s direct-to-consumer behavioral health product, Members purchase access to the Company’s professional provider network for an access fee.

Revenues are also generated from contracts with Clients for the Company’s chronic care management solutions. Substantially all of this revenue is derived from monthly subscription fees that are recognized as services are rendered and earned under the subscription agreements with Clients that are based on a per participant per month model, from the number of active enrolled Members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active Members are aligned .

Revenue is also generated from contracts with Clients for the sale and rental of access to the Company’s hosted virtual healthcare platform. These contracts include equipment consisting of virtual health devices which allow physicians access to the platform. These contracts also include multiple performance obligations, and the Company determines the standalone selling prices based on overall pricing objectives. In some arrangements, the Company’s hosted virtual health platform are rented to certain qualified Clients that qualify as either sales-type lease or operating lease arrangements and are subject to lease accounting guidance.

The Company generates access fees from Clients accessing its professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform.

The Company’s agreements have a term of one to three years. The majority of Clients have a term of one year and renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide virtual healthcare services which occurs when the Company’s Clients and Members have access to and obtain control of the virtual healthcare service or platform. Additionally, contracts where revenue is generated on a per healthcare visit basis, revenues are recognized when the visits are completed as the Company has delivered on its stand ready obligation to provide access. For other revenue which primarily includes virtual healthcare devices, the Company’s performance obligation is satisfied when the equipment is provided to the Client and revenue is recognized at a point in time upon shipment.

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

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s direct-to-consumer behavioral health service provides for Member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $11.2 million, $3.6 million and $3.0 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Additionally, certain of the Company’s contracts include Client performance guarantees and pricing adjustments that are based upon minimum Member utilization and guarantees by the Company for specific service level performance, Member satisfaction scores, cost savings guarantees, and health outcome guarantees. If Client performance guarantees are not met, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective Client’s contractual period. For the years ended December 31, 2020, 2019 and 2018, revenue recognized from performance obligations related to prior periods for the changes in transaction price or Client performance guarantees was $1.9 million, $0.8 million, and $0.8 million, respectively.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

For additional revenue, deferred revenue, deferred costs and disclosures, refer to Note 3 Revenue, Deferred Revenue, Deferred Costs and Other.

Deferred Revenue

Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. Deferred revenue associated with upfront payments for a device is amortized ratably over the expected Member enrollment period. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

Deferred Costs and Other

Deferred costs and other consist of deferred device costs and deferred contract costs.

Deferred device costs consist of cost of inventory incurred in connection with delivery of services that are deferred and amortized over the shorter of the expected Member enrollment period or the expected device life and recorded as cost of revenue.

Deferred contract costs represent the incremental costs of obtaining a contract with a Client if we expect to recover such costs. The primary example of our costs to obtain a contract include incremental sales commissions to obtain contracts paid to our sales organization. These incremental costs to obtain Client contracts are deferred and then amortized on a straight-line basis over the period of benefit which has been determined to be four years. Amortization expense is included in sales and marketing expenses in the consolidated statement of operations.

Deferred costs and other that are to be amortized within twelve months are recorded to deferred costs and other, current and the remainder is recorded to deferred costs and other, noncurrent on our consolidated balance sheets.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately)

Cost of revenue (exclusive of depreciation and amortization shown separately) primarily consists of fees paid to the physicians and other health professionals; product costs; costs incurred in connection with the Company’s provider network operations and data center activities, which include employee-related expenses (including salaries and benefits) costs related to Client support; provider network operations center activities; medical records; magnetic resonance imaging; medical lab tests; translation; postage and medical malpractice insurance, and deferred device costs.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase and restricted cash of $62.6 million at December 31, 2020. The Company’s cash and cash equivalents generally consist of investments in money market funds. Cash and cash equivalents are stated at fair value.

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

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses for the years ended December 31, 2020, 2019 and 2018 were less than $0.1 million in each year and were recognized in the Company’s consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects the Company’s best estimate of expected losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

Inventories

Inventories consist of purchased components for assembling welcome kits, refill kits, and replacement components for the Company’s chronic care management solutions, and virtual health devices manufactured for sale or lease as part of the Company’s hosted virtual healthcare platform solution. Inventories are stated at the lower of cost and net realizable value. The cost of inventories is determined on a first-in, first out (FIFO) basis or on a weighted average cost basis which approximates the FIFO basis. Inventory costs include direct materials, direct labor and contracting costs, certain indirect labor and manufacturing overhead and inbound shipping charges. Inventories are assessed on a periodic basis for potential obsolete and slow-moving inventory with write-downs being recorded when identified. Write-downs are measured as the difference between cost of the inventory and net realizable value based upon assumptions about future demand and charged to cost of revenue (exclusive of depreciation and amortization shown separately) in the accompanying consolidated statement of operations. At the point of the loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective asset as follows:

Computer equipment	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the improvements
Product tooling	2 years
Rental equipment	4.3 years

Operating Leases

The Company adopted the new leases standard set forth under Accounting Standards Codification Topic 842, “Leases,” or ASC Topic 842, as of January 1, 2019 utilizing the modified retrospective approach and reflecting a cumulative effect adjustment at that time. Under this adoption method, prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. As part of its adoption, the Company underwent a process of assessing the lease population and determining the impact of the adoption of this standard which resulted in the recognition of operating lease liabilities of and right-of-use assets of approximately $34 million on the Company’s balance sheet on January 1, 2019 relating to its leases on the consolidated financial statements. The Company determined the most significant impact was the recognition of right of use assets and lease liabilities for operating leases on the consolidated balance sheets and there was no impact on the consolidated statement of cash flows. See Note 14 “Leases and Contractual Obligations”, for further information.

Leases of Hosted Virtual Health Platform

The Company rents its hosted virtual health platform for certain Clients under arrangements that qualify as either sales-type leases or operating lease arrangements. The contracts include equipment consisting of virtual health devices which allow physicians access to the platform and there are multiple performance obligations where the

Company determines the standalone selling prices based on overall selling prices and pricing objectives. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms: (1) ownership of the virtual health device transfers to the lessee by the end of the term of the lease, (2) the lease grants the lessee an option to purchase the virtual health device that the lessee is reasonably certain to exercise, (3) the lease term is for the major part of the remaining useful life of the virtual health device, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the virtual health device, and (5) it is expected that there will be no alternative use for the virtual health device at the end of the lease term.

The Company generally recognizes revenue for virtual health devices in sales-type leases at the time of acceptance by the Client provided all other revenue recognition criteria have been met and these leases are not material. For operating lease arrangements, revenue for the virtual health device is recognized over the lease term and generally on a straight-line basis. For both sales-type and operating lease arrangement, revenue associated with virtual health platform access is recognized over the lease term on a straight-line basis.

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

Capitalized Software Development Costs

Capitalized software development costs are included in intangible assets and are amortized on a straight-line basis over 3 to 5 years. For the Company’s development costs related to its software development tools that enable its Members and providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Other intangible assets include Client relationships, non-compete agreements, acquired technology, patents, trademarks resulting from business acquisitions, and capitalized software development costs. The Company amortizes such definite-lived intangible assets over their estimated useful lives.

The Company reviews the useful lives on a quarterly basis to determine if the period of economic benefit has changed. Client relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows, while non-compete agreements are amortized over a period of 1.5 to 5 years using the straight-line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Technology is amortized over 5 to 7 years using the straight-line method. Patents are amortized over 3 years using the straight-line method. Capitalized software development costs are amortized over 3 to 5 years using the straight-line method.

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2020, 2019 or 2018.

Investments in Equity Securities

Investments in equity securities, other than those of our consolidated subsidiaries, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board's ("FASB") ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. If our assessment indicates that the fair value of the investment is below its carrying value, the Company will write down the investment to its fair value and record the corresponding charge within other income (expense), net.

Convertible Senior Notes

Convertible Senior Notes (the Notes) are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using an income-based approach. For the income-based approach, the Company uses a convertible bond lattice model that includes assumptions such as volatility and the risk-free rate. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the Notes or the fair value of the total Livongo Notes assumed on consummation of the merger, as applicable. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the contractual term of the Notes and the Livongo Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs, if applicable, incurred between the liability and equity components were based on their relative values.

Stock-Based Compensation

Stock-based compensation for stock options and restricted stock units granted is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model, except as noted. Stock-based compensation for performance stock units (PSU) granted is measured based on the grant- date fair value of the awards and recognized on an accelerated tranche by tranche basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and can range from 50% to 225% of the initial grant. For stock-based compensation assumed in the Livongo merger, the Monte Carlo valuation model was the most suitable for valuation of options for the replaced and replacement awards from the merger.

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

Foreign Currency

The functional currency for each of our foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate during the period. Cumulative translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) . For the year ended December 31, 2020, 2019 and 2018, realized foreign exchange (loss) gain of $(0.6) million, $0.2 million and $(0.1) million, respectively, that was recognized in the Company’s consolidated statement of operations in interest expense, net.

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

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense, net in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on short-term investments and cumulative translation gains or losses. Unrealized gains or losses on short-term investments are net of any reclassification adjustments for realized gains and losses included in the consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options, and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Advertising and Marketing Expenses

Advertising and marketing include all communications and campaigns to the Company’s Clients and Members, digital and media advertising and are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising expenses were $165.0 million, $88.8 million and $70.6 million, respectively.

Concentrations of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S. and in foreign countries, its deposits, at times, may exceed federally insured limits. The Company’s short-term investments are comprised of a portfolio of diverse high credit rating instruments with maturity durations of one year or less.

No Client represented over 10% of revenues for the years ended December 31, 2020, 2019 or 2018.

No Client represented over 10% of accounts receivable at December 31, 2020 or 2019.

Revenue from Clients located in the United States for the year ended December 31, 2020, 2019 and 2018 were $967.4 million, $445.3 million and $342.7 million, respectively. Revenue from Clients located outside the United States for the year ended December 31, 2020, 2019 and 2018 were $126.6 million, $108.0 million, and $75.2 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Seasonality

The Company typically experiences the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of a calendar year, or the start of each calendar year, the majority of the Company’s new Client contracts have an effective date of January 1. As a result of national seasonal cold and flu trends, the Company typically experiences the highest level of visit fees during the first and fourth quarters of each year when compared to other quarters of the year. However, during the COVID-19 pandemic in 2020, we did not experience the typical seasonality associated with national cold and flu outbreaks.

Recently Issued and Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Simplification of Income Taxes (Topic 740) Income Taxes” or ASU 2019-12. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company early-adopted ASU 2019-12 on the Company’s consolidated financial statements and disclosures effective January 1, 2020, with no material impact to the financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Goodwill Simplifications (Topic 350)” or ASU 2017-04. ASU 2017-04 simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in GAAP. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance was effective for the first quarter of 2020 and was early adopted in the quarter-ended December 31, 2019.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. The amendments in ASU 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The FASB issued Accounting

Standards Update No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2018-19, Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2019-04, Accounting Standards Update No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief,” or ASU 2019-05, Accounting Standards Update No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates,” or ASU 2019-10 and Accounting Standards Update No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2019-11. The amendments in these ASUs provide clarifications to ASU 2016-13. The Company adopted ASU 2016-13 and the related clarifications effective January 1, 2020. The adoption did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” or ASU 2018-15 Subtopic 350-40, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-15 Subtopic 350-40 effective January 1, 2020. The adoption did not have a material impact on the consolidated financial statements and disclosures.

Note 3. Revenue, Deferred Revenue, Deferred Costs and Other

The Company generates access fees from Clients accessing its professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Access revenue accounted for approximately 79% of our total revenue for the year ended December 31, 2020, and 84% of our total revenue for both of the years ended December 31, 2019 and 2018.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Access Fees Revenue
U.S.	$737,408	$356,656	$277,091
International	124,392	106,640	73,693
Total	861,800	463,296	350,784

Visit Fee Revenue
U.S.	206,093	88,669	65,582
International	818	1,342	1,541
Total	206,911	90,011	67,123

Other
U.S.	23,888	0	0
International	1,363	0	0
Total	25,251	0	0

Total Revenues	$1,093,962	$553,307	$417,907

Deferred Revenue

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $40 million and $7.1 million in the deferred revenue balance for the year ended December 31, 2020 and 2019, respectively, is primarily driven by the recent acquisition of InTouch and Livongo in 2020 as well as the direct-to-consumer behavioral health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. For the year ended December 31, 2020, $21.7 million of the increase to deferred revenue relates to amount assumed from business combinations, see Note 5, Business Acquisitions. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the fiscal years 2020 and 2019 that was included in deferred revenue at the beginning of the periods was $12.5 million and $7.1 million, respectively.

We expect to recognize $52.4 million and $2.0 million of revenue in 2021 and 2022, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020.

Deferred Costs and Other

Deferred costs and other as of December 31, 2020 consist of the following (in thousands):

Year Ended
December 31,
2020
Deferred device cost, current	$3,384
Deferred device cost, noncurrent	2,179
Total Deferred cost and other	$5,563

Deferred costs and other activity are as follows (in thousands):

Year Ended
December 31, 2020
Deferred Device Cost
Beginning balance as of January 1, 2020	$0
Additions	6,007
Cost of revenue recognized	(444)
Ending balance as of December 31, 2020	$5,563

Note 4. Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$733,324	$0	$0	$733,324
Short-term investments	$0	$53,245	$0	$53,245
Contingent liability	$0	$0	$4,514	$4,514

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$514,353	$0	$0	$514,353
Short-term investments	$0	$2,711	$0	$2,711
Contingent liability	$0	$0	$4,769	$4,769

There were no transfers between fair value measurement levels during the years ended December 31, 2020 and 2019.

The change in fair value of the Company’s contingent liability is recorded in acquisition and integration related costs in the consolidated statements of operations. The contingent liability is based on future revenue and profitability expectations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Fair value at December 31, 2019	$4,769
Assumed from business combinations	357
Payments	0
Change in fair value	(1,058)
Currency translation adjustment	446
Fair value at December 31, 2020	$4,514

Note 5. Business Acquisitions

On October 30, 2020, the Company completed the acquisition of Livongo through a merger in which Livongo became a wholly-owned subsidiary of the Company. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. The total consideration was $13,938.0 million consisting of $401.0 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.4 million shares of Teladoc Health’s common stock valued at approximately $12,981.6 million on October 30, 2020. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $59.0 million and included transaction costs for investment bankers, other professional fees and income taxes for accelerated grants and were recognized in the Company’s consolidated statement of operations in acquisition and integration related costs.

On July 1, 2020, the Company completed the acquisition of InTouch through a merger in which InTouch became a wholly-owned subsidiary of the Company. The preliminary aggregate merger consideration paid was $1,069.8 million, which was comprised of 4.6 million shares of Teladoc Health’s common stock valued at $903.3 million on July 1, 2020, and $166.5 million of net cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $21.4 million and included transaction costs for investment bankers and other professional fees.

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

On May 31, 2018, the Company completed the acquisition of Advance Medical through a merger in which Advance Medical became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $351.7 million, which was comprised of 1,344,387 shares of Teladoc Health’s common stock valued at $68.6 million on May 31, 2018, and $283.1 million of net cash. Advance Medical was a leading global provider of virtual healthcare and expert medical service solutions. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $5.8 million and included transaction costs for investment bankers and other professional fees.

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were integrated within the Company’s existing business on the respective aforementioned acquisition dates.

The following table summarizes the preliminary fair value estimates of the assets acquired and liabilities assumed for the Livongo and InTouch acquisitions at acquisition date. The Company, with the assistance of a third-party valuation expert, estimated the preliminary fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary. This can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the acquisition date.

Identifiable assets acquired and liabilities assumed (in thousands):

	Livongo	InTouch
Purchase price, net of cash acquired	$13,938,039	$1,069,759
Less:
Accounts receivable	80,084	16,986
Short term investment	52,500	0
Inventory	24,299	8,492
Property and equipment, net	8,952	11,366
Right of use assets	15,056	4,965
Other assets	17,337	2,541
Client relationships	1,050,000	164,580
Technology	300,000	29,190
Trademarks	250,000	32,630
Advances from financing companies	0	(26,012)
Accounts payable	(119,302)	(5,589)
Deferred revenue	(997)	(20,729)
Convertible notes	(453,417)	0
Deferred taxes	(139,516)	(30,102)
Lease liabilities	(18,834)	(5,495)
Other liabilities	(40,343)	(13,042)
Goodwill	$12,912,220	$899,978

The amount allocated to goodwill reflects the benefits Teladoc Health expects to realize from the growth of the respective acquisitions’ operations, cost savings, and various synergies.

The Company’s pro forma revenue and net loss for the years ended December 31, 2020 and 2019 below have been prepared as if Livongo and InTouch had been purchased on January 1, 2019. The Company made some pro-forma adjustments related to deferred revenue, deferred costs, amortization of intangible assets, interest expense, stock-based compensation, acquisition costs and transaction expenses.

	Unaudited Pro Forma
	Year Ended
	December 31,
(in thousands)	2020	2019
Revenue	$1,445,766	$798,384
Net loss	$(396,791)	$(787,185)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results. The Company recorded approximately $128.3 million of revenue, net of deferred revenue acquisition related fair value adjustments and $(409.9) million of net loss in total from Livongo and InTouch for the year ended December 31, 2020.

Note 6. Inventories

Inventories consisted of the following as of December 31, 2020:

As of December 31,
2020
Raw materials and purchased parts	$19,591
Work in process	1,431
Finished goods	35,476
Total inventories	$56,498

Note 7. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2020	2019
Computer equipment	$22,129	$15,219
Furniture and equipment	6,486	3,458
Leasehold improvement	12,831	7,022
Rental Equipment	8,413	0
Construction in progress	657	359
Total	50,516	26,058
Accumulated depreciation	(21,965)	(15,762)
Property and equipment, net	$28,551	$10,296

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $4.8 million, $3.4 million, and $4.1 million, respectively.

Note 8. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
December 31, 2020
Client relationships	2 to 20 years	$1,460,648	$(100,844)	$1,359,804	15.4
Non-compete agreements	1.5 to 5 years	5,097	(4,872)	225	0.4
Trademarks	3 to 15 years	326,786	(15,576)	311,210	10.5
Patents	3 years	200	(200)	0	0
Capitalized software development costs	3 to 5 years	52,518	(24,771)	27,747	2.8
Technology	5 to 7 years	338,150	(16,272)	321,878	6.6
Intangible assets, net		$2,183,399	$(162,535)	$2,020,864	9.2
December 31, 2019
Client relationships	2 to 20 years	$237,182	$(60,647)	$176,535	13.1
Non-compete agreements	1.5 to 5 years	4,958	(4,260)	698	1.4
Trademarks	3 to 15 years	42,606	(7,143)	35,463	12.9
Patents	3 years	200	(200)	0	0
Capitalized software development costs	3 to 5 years	28,890	(16,415)	12,475	2.3
Technology	5 to 7 years	5,960	(5,678)	282	0.5
Intangible assets, net		$319,796	$(94,343)	$225,453	12.4

Amortization expense for intangible assets was $64.7 million, $35.6 million and $31.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,
2021	$196,019
2022	186,860
2023	188,386
2024	183,409
2025 and thereafter	1,266,190
$2,020,864

Note 9. Goodwill

Goodwill consists of the following (in thousands):

	As of December 31,	As of December 31,
	2020	2019
Beginning balance	$746,079	$737,197
Additions associated with acquisitions	13,812,198	10,604
Cumulative translation adjustment	22,978	(1,722)
Goodwill	$14,581,255	$746,079

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	2020	2019
Professional fees	$4,717	$1,535
Consulting fees/provider fees	23,167	10,618
Client performance guarantees	7,215	3,298
Legal fees	2,419	1,077
Interest payable	2,049	838
Income tax payable	1,627	2,859
Insurance	3,139	1,263
Marketing	2,815	2,810
Operating lease liabilities - current	11,438	5,088
Earnout	4,514	0
Other	20,557	5,054
Total	$83,657	$34,440

Note 11. Revolving Credit Facility

The Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) in 2017. The Revolving Credit Facility was terminated pursuant to its terms effective July 14, 2020. As of December 31, 2019, there was no amount outstanding other than $2.2 million of letters of credit issued for facility security deposits at December 31, 2019. In addition, the acquired fair value of the assumed indebtedness of $10.0 million in connection with Livongo merger was paid in full and there was no amount outstanding as of December 31, 2020.

Note 12. Convertible Senior Notes

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

Holders may convert all or any portion of their 2027 Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding December 1, 2026 only under the following circumstances:

•	during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the shares of Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2027 Notes on each applicable trading day;
•	during the five business day period after any ten consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the 2027 Notes on each such trading day;

•	upon the occurrence of specified corporate events described under the 2027 Notes Indenture; or
•	if the Company calls the 2027 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

The 2027 Notes consist of the following (in thousands):

As of December 31,
Liability component	2020
Principal	$1,000,000
Less: Debt discount, net (1)	(287,916)
Net carrying amount	$712,084

(1)	Included in the accompanying consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the 2027 Notes using the effective interest rate method.

The fair value of the 2027 Notes was $1,188.9 million as of December 31, 2020. The Company estimates the fair value of its 2027 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2027 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 4, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2020, the remaining contractual life of the 2027 Notes is approximately 6.4 years.

The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

Year Ended
December 31,
2020
Contractual interest expense	$7,743
Amortization of debt discount	21,756
Total	$29,499
Effective interest rate of the liability component	3.4%

Livongo Convertible Senior Notes Due 2025

As part of the Livongo acquisition in October 2020, the Company agreed to guarantee Livongo’s obligations under its $550.0 million aggregate principal amount of convertible senior notes due 2025 (the “Livongo Notes”), which had been issued by Livongo on June 4, 2020, prior to the Company’s acquisition of Livongo. The Livongo Notes bear cash interest at a rate of 0.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Livongo Notes will mature on June 1, 2025.

The Livongo Notes are general unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the Livongo Notes; equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their Livongo Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances:

•	during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of the shares of Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Livongo Notes on each applicable trading day;

•	during the five business day period after any five consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the Livongo Notes on each such trading day;

•	upon the occurrence of specified corporate events described under the 2027 Notes Indenture; or

•	if the Company calls the Livongo Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date.

On or after March 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Livongo Notes, regardless of the foregoing circumstances.

The conversion rate for the Livongo Notes was initially 13.2329 shares of Livongo’s common stock. Following our acquisition of Livongo and the issuance of the special dividend to Livongo stockholders in connection with the merger, the conversion rate for the Livongo Notes is 13.94 units of reference property per $1,000 principal amount of the Livongo Notes. Each “unit of reference property” is comprised of 0.5920 of a share of our common stock and $4.24 in cash, without interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, units of reference property or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and units of reference property, the amount of cash and units of reference property, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading days observation period.

The Company may redeem for cash all or part of the Livongo Notes, at its option, on or after June 5, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Livongo Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If Livongo undergoes a fundamental change (as defined in the applicable indenture) at any time prior to the maturity date, holders will have the right, at their option, to require Livongo to repurchase for cash all or any portion of their Livongo Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Livongo Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

As of December 31,
Liability component	2020
Principal	$550,000
Less: Debt discount, net (1)	(93,357)
Net carrying amount	$456,643

(1)	Included in the accompanying consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Livongo Notes using the effective interest rate method.

The fair value of the Livongo Notes was $988.5 million as of December 31, 2020. The Company estimates the fair value of the Livongo Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Livongo Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 4, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2020, the remaining contractual life of the Livongo Notes is approximately 4.4 years. We carry the liability component of the Livongo Notes at face value less unamortized debt discount on our condensed consolidated balance sheets and provide the fair value for disclosure purposes only.

The following table sets forth total interest expense recognized related to the Livongo Notes subsequent to the acquisition of Livongo (in thousands):

Year Ended
December 31,
2020
Contractual interest expense	$829
Amortization of debt discount	3,226
Total	$4,055
Effective interest rate of the liability component	5.2%

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

The 2025 Notes consist of the following (in thousands):

	As of December 31,	As of December 31,
Liability component	2020	2019
Principal	$276,788	$287,500
Less: Debt discount, net (2)	(65,923)	(81,207)
Net carrying amount	$210,865	$206,293
(2)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2025 Notes using the effective interest rate method.

The fair value of the 2025 Notes was $1,032.9 million as of December 31, 2020. The Company estimates the fair value of its 2025 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2025 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 4, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2020, the remaining contractual life of the 2025 Notes is approximately 4.4 years.

The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Contractual interest expense	$3,900	$3,953	$2,578
Amortization of debt discount	12,532	11,706	6,831
Total	$16,432	$15,659	$9,409
Effective interest rate of the liability component	7.9%	7.9%	7.9%

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

The 2022 Notes consist of the following (in thousands):

	As of December 31,	As of December 31,
Liability component	2020	2019
Principal	$46,762	$274,995
Less: Debt discount, net (3)	(4,202)	(40,878)
Net carrying amount	$42,560	$234,117
(3)	Included in the accompanying consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was $212.5 million as of December 31, 2020. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 4, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2020, the remaining contractual life of the 2022 Notes is approximately 2.0 years.

The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Contractual interest expense	$4,047	$8,250	$8,250
Amortization of debt discount	7,553	14,026	12,726
Total	$11,600	$22,276	$20,976
Effective interest rate of the liability component	9.6%	10.0%	10.0%

On May 14, 2020, the Company entered into privately negotiated agreements with certain holders of 2022 Notes to exchange 2022 Notes for shares of the Company’s common stock, together with cash, in private placement transactions pursuant to Section 4(a)(2) of the Securities Act (the “Exchange Transactions”). The closing occurred on May 19, 2020. In exchange for approximately $228.2 million aggregate principal amount of 2022 Notes, the Company paid approximately $231.1 million in cash (including accrued and unpaid interest and cash paid in lieu of fractional shares), together with an aggregate of approximately 3.9 million shares of its common stock. As a result of the Exchange Transactions, the company recorded a charge associated with the loss on extinguishment of debt of $7.8 million for the year ended December 31, 2020. The remaining loss on extinguishment of debt of $1.3 million was related to conversion of the 2025 Notes in 2020.

Approximately $46.8 million aggregate principal amount of the 2022 Notes remained outstanding as of December 31, 2020. In February 2021, the Company issued notice to holders that it had called for redemption all of the outstanding 2022 Notes.

Note 13. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheet. Interest rates applicable to the outstanding advances as of December 31, 2020 ranged from 2.47% to 8.75%.

Client lease payments to third-party financing companies will reduce the advances from financing companies as of December 30, 2020 by year as follows:

As of December 31,
2020
2021	$13,453
2022	7,909
2023	2,017
$23,379

Note 14. Leases and Contractual Obligations

Operating Leases

The Company has operating leases for facilities, hosting co-location facilities and certain equipment under non-cancelable leases in the United States and various international locations. The leases have remaining lease terms of 1 to 11 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the arrangement covering the right to use property, plant or equipment for a started period of time. For new and amended leases beginning in 2020 and after, the Company will separately allocate the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. The components of operating lease expense reflected in the consolidated statements of operations were as follows (in thousands):

Year Ended
December 31, 2020
Lease cost
Operating lease cost	$10,823
Short Term lease cost	1,107
Variable lease cost	3
Total lease cost	$11,933

 In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Supplemental information related to operating leases was as follows (in thousands):

Year Ended
Consolidated Statements of Cash Flows	December 31, 2020
Cash payment for operating cash flows used for operating leases	$10,654
Operating lease liabilities arising from obtaining right-of-use assets	$8,134

Other Information
Weighted-average remaining lease term	4.69
Weighted-average discount rate	5.64%

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of December 31, 2020, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Leases
2021	$14,193
2022	14,159
2023	13,946
2024	8,918
2025 and thereafter	12,049
Sub-total	63,265
Less: imputed interest	8,685
Minimum lease payments	$54,580

The Company commenced a new 5 year lease on March 1, 2020 for office space in Santa Clara, CA. As a result, the Company recorded a right-of-use asset and lease liability of $6.8 million as of March 1, 2020.

The Company rents its systems to certain qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

Note 15. Common Stock and Stockholders’ Equity

Capitalization

Effective October 30, 2020, the authorized number of shares of the Company’s common stock was increased from 150,000,000 to 300,000,000 shares.

On July 26, 2018, Teladoc Health closed on its July Offering in which the Company issued and sold 5,000,000 shares of common stock, at an issuance price of $66.28 per share. The Company received net proceeds of $330.9 million after deducting offering expenses of $0.5 million.

Warrants

The Company has no warrants outstanding as of December 31, 2020 and 2019.

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers.

In connection with the closing of the Livongo merger, the Company assumed the Livongo Health, Inc. 2019 Equity Incentive Plan, the Livongo Health, Inc. Amended and Restated 2014 Stock Incentive Plan and the Livongo Health, Inc. Amended and Restated 2008 Stock Incentive Plan (collectively, the “Assumed Plan”). At the effective time of the Livongo merger on October 30, 2020, each outstanding Livongo equity award issued under the Assumed Plans was converted into a corresponding award with respect to the Company’s common stock, with the number of shares underlying such award adjusted based on the “Equity Award Adjustment Ratio” (as defined below), and remained outstanding in accordance with the terms that were applicable to such award prior to the Livongo merger. The exercise price of each outstanding Livongo stock option was also adjusted based on the Equity Award Adjustment Ratio. The “Equity Award Adjustment Ratio” means the quotient determined by dividing (i) the volume weighted average closing price of Livongo common stock on the four trading days ending on October 29, 2020, by (ii) the volume weighted average closing price of the Company’s common stock on the New York Stock Exchange on the four trading days beginning on October 29, 2020.

All stock-based awards to employees are measured based on the grant date fair value, or replacement grant date fair value in relation to Livongo transaction, and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each RSU).

Stock Options

Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 13,012,602 shares available for grant at December 31, 2020.

Activity under the Plans is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2019	5,206,980	$24.47	7.03	$308,538
Stock option grants and assumed awards	6,892,990	$188.31	N/A	$
Stock options exercised	(6,104,718)	$9.00	N/A	$(1,165,746)
Stock options forfeited	(168,567)	$36.12	N/A	$
Balance at December 31, 2020	5,826,685	$17.19	5.31	$1,064,944
Vested or expected to vest at December 31, 2020	5,826,685	$17.19	5.31	$1,064,944
Exercisable at December 31, 2020	3,903,612	$16.36	5.55	$716,706

The total grant-date fair value of stock options granted during the year ended December 31, 2020, 2019 and 2018 was $1,298.0 million, $4.7 million and $27.0 million, respectively. Included in the December 31, 2020 stock options grant date fair value is $1,266.3 million of replacement awards related to mergers and acquisitions.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes option-pricing model are determined as follows:

Volatility. The expected volatility was derived from the historical stock volatilities of the Company’s stock volatility over a period equivalent to the expected term of the stock option grants.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2020	2019	2018
Volatility	46.1% - 56.6%	46.8% – 47.6%	43.4% – 46.1%
Expected life (in years)	4.1	5.2	6.0
Risk-free interest rate	0.22%-1.64%	1.35% - 2.55%	2.45% - 3.03%
Dividend yield	0	0	0
Weighted-average fair value of underlying stock options	$$48.74	$28.37	$20.26

The Company determined that a Monte Carlo valuation model is most suitable for valuation of options for the replaced and replacement awards from the Livongo merger, for the following reasons:

•Options are deeply in-the-money, as such don’t qualify as “plain-vanilla” options.

•With the merger, the exercise pattern of the replaced and replacement options might be different from a regular “plain-vanilla” option that assumes the exercise of the option at the end of the option expiration time. A lattice approach can be used to directly model the effect of different expected periods before exercise on the fair-value-based measure of the option, whereas it is assumed under the Black-Scholes-Merton model that exercise occurs at the end of the option’s expected term.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation expense related to stock options granted of $134.9 million, $20.4 million, and $24.6 million, respectively. Included in the $134.9 million for December 31, 2020 was expense of $91.5 million related to the acceleration of replacement awards connected to the acquisitions of InTouch and Livongo.

As of December 31, 2020, the Company had $138.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Units

In May 2017, the Company commenced issuing Restricted Stock Units (“RSUs”), pursuant to the Plan to certain employees and Board Members under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs and on an accelerated tranche by tranche basis for performance based awards. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under the RSUs is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2019	1,483,558	$54.13
Granted including replacement awards for merger	4,205,573	$190.46
Vested and issued	(1,819,566)	$142.84
Forfeited	(318,970)	$148.43
Balance at December 31, 2020	3,550,595	$161.68
Vested and unissued at December 31, 2020	13,755	$50.90
Non-vested at December 31, 2020	3,536,840	$162.11

The total grant-date fair value of RSUs granted for the years ended December 31, 2020, 2019 and 2018 were $801.0 million, $56.7 million and $49.3 million, respectively. Included in the December 31, 2020 RSUs grant date fair value is $712.4 million of replacement awards related to mergers and acquisitions.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense related to the RSUs of $314.1 million, $30.5 million, and $16.7 million, respectively. Included in the $314.1 million for December 31, 2020 was expense of $240.4 million related to the acceleration of replacement awards connected to mergers and acquisitions.

As of December 31, 2020, the Company had $460.9 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Performance Stock Units

The Company began issuing grants Performance Stock Units (“PSUs”) to employees under the 2015 Plan in 2018. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by the Compensation Committee of the Board of Directors (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from 1-3 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 225% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.  Forfeitures are accounted for at the time the occur consistent with Company policy.

Activity under the PSUs is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Balance at December 31, 2019	512,482	$62.51
Granted	114,613	$118.01
Vested and issued	(197,776)	$64.31
Balance at December 31, 2020	429,319	$76.60
Vested and unissued at December 31, 2020	0	$0
Non-vested at December 31, 2020	429,319	$76.60

The total grant-date fair value of PSUs granted for the years ended December 31, 2020, 2019 and 2018 were $25.0 million, $31.6 million, and $3.5 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense related to the PSUs of $24.0 million, 14.6 million and $1.5 million, respectively.

As of December 31, 2020, the Company had $20.4 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 832,492 shares of common stock were reserved for issuance under this plan as of December 31, 2020. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During 2020 and 2019, the Company issued 49,781 shares and 64,497 shares, respectively, under the ESPP. As of December 31, 2020, 505,486 shares remained available for issuance.

For the year ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense related to the ESPP of $2.8 million, $1.2 million, and $1.0 million, respectively, based on offerings made under the plan to-date.

As of December 31, 2020, the Company had $1.0 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSUs, PSUs and ESPP, recognized in the components of operating expenses are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$2,700	$0	$0
Advertising and marketing	26,995	4,956	2,091
Sales	65,730	10,286	7,638
Technology and development	60,556	7,573	6,000
General and administrative	319,550	43,887	28,040
Total stock-based compensation expense	$475,531	$66,702	$43,769

Note 16. Income Taxes

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

For financial reporting purposes, income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018 include the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(566,266)	$(95,476)	$(91,142)
International	(9,727)	(13,979)	(5,824)
Total	$(575,993)	$(109,455)	$(96,966)

The provision (benefit) for income taxes is comprised of the following components:

	Year Ended December 31,
	2020	2019	2018
Current federal	$(1,954)	$239	$0
Current state	27	300	6
Current foreign	1,605	(262)	2,011
Total current	(322)	277	2,017

Deferred federal	(60,008)	(5,043)	(499)
Deferred state	(26,775)	(1,783)	416
Deferred foreign	(3,752)	(4,042)	(1,816)
Total deferred	(90,535)	(10,868)	(1,899)
Total (Benefit) / Provision	$(90,857)	$(10,591)	$118

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended
	December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State and local tax	2.3%	4.6%	4.8%
Acquisition expenses	(2.2)%	(0.4)%	(1.3)%
Stock compensation	11.3%	11.5%	16.5%
Executive compensation	(12.5)%	(3.8)%	0%
Non-deductible expenses	(0.1)%	(0.2)%	(0.3)%
Foreign rate differential	0.3%	2.2%	0%
Change in valuation allowance	(5.4)%	(25.3)%	(41.5)%
Other	1.0%	0.1%	0.7%
Effective tax rate	15.8%	9.7%	(0.1)%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$497,603	$158,520
Accrued expenses and compensation	7,016	2,168
Uncertain tax positions, including interest	232	352
Stock-based compensation	94,029	14,914
Foreign tax credits and alternative minimum tax credits	5,727	5,871
Research and development credits	14,666	0
Depreciation of property and equipment	83	323
Interest expense carryforward	6,620	1,295
Operating lease assets (1)	13,978	7,492
Deferred revenue	2,917	0
Other	3,058	127
Deferred tax assets	645,929	191,062
Valuation allowance	(107,984)	(121,186)
Net deferred tax assets	537,945	69,876

Deferred tax liabilities:
Debt related	(105,063)	(27,545)
Operating lease liabilities	(12,117)	(6,889)
Prepaid insurance and deferred commissions	(995)	0
Depreciation of property and equipment	(2,476)	(1,667)
Intangible assets	(519,397)	(55,453)
Deferred tax liabilities	(640,048)	(91,554)

Net deferred tax liabilities	$(102,103)	$(21,678)
(1)	As discussed in Note 14 to the consolidated financial statements, in 2019, we adopted an updated lease accounting standard that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a transition method that does not require application to periods prior to adoption.

As of December 31, 2020, the Company has a valuation allowance of approximately $108.0 million against a portion of its net operating loss carryforwards, foreign tax credits in the U.S., and certain foreign deferred tax assets, for which realization cannot be considered more likely than not at this time. The net deferred tax liability is primarily the result of acquired intangibles for which there is no tax basis. The decrease in the valuation allowance of $(13.2) million is primarily due to the stock acquisitions of InTouch Health and Livongo whereby the acquired intangible assets have no tax basis and result in significant deferred tax liabilities which can serve as a source of taxable income to realize the existing deferred tax assets. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The Company is in a net deferred tax liability position as of December 31, 2020 and, as a result, a portion of the valuation allowance on U.S. net operating losses was released. Management believes a valuation allowance against the Company’s remaining net operating losses, foreign tax credits in the U.S., and certain foreign deferred tax assets is warranted as of December 31, 2020. The valuation allowance against the remaining deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of our valuation allowance in a particular reporting period may be material.

As of December 31, 2020, the Company has approximately $2,030.1 million of federal net operating loss carryforwards, $1,035.9 million of state net operating loss carryforwards, and $45.1 million of foreign net operating loss carryforwards. The federal net operating loss carryforwards generated after December 31, 2017 of $1,477.0 million carry forward infinitely, while the remaining federal net operating loss carryforwards of $553.1 million began to expire in 2020. The state net operating loss carryforwards began to expire in 2020, and the foreign net operating loss carryforwards begin to expire in 2021. As of December 31, 2020, the Company has approximately $5.7 million of foreign tax credits, which begin to expire in 2021. As of December 31, 2020, the Company has approximately $8.4 million of federal research and development credits, and $5.3 million of state research and development credits, which begin to expire in 2022 and can be carried forward indefinitely, respectively. The Company also has $0.9 million in foreign research and development credits which will be carried for three years from the period realized, then refunded to the Company if not utilized against income tax expense.

Utilization of the net operating loss carryforwards and foreign tax credits may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

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

Balance on January 1, 2020	$2,912
Additions assumed in a business combination	15,850
Additions based on current year tax positions	4,990
Statute of limitations expirations	(2,390)
Balance on December 31, 2020	$21,362

The Company anticipates $14.1 million of unrecognized tax benefits may decrease within the next 12 months, without impacting the effective tax rate.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States and other countries, where applicable. The Company thus is still open under the U.S. statute from 2017 to the present and as early as 2006 to the present for foreign jurisdictions. Earlier years may be examined to the extent that loss carryforwards are used in future periods. The Company is currently under audit in certain tax jurisdictions. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of interest expense, net in the consolidated statements of operations.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of $6.0 million for certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2020. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

Note 17. Sale of Assets

On June 29, 2018, the Company completed the sale of certain assets, primarily contracts for services provided in the workers compensation field for total consideration of $5.5 million. The Company recorded a gain on this sale of $5.5 million which is included in the consolidated statements of operations for the year ended December 31, 2018.

Note 18. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, warrants and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. The Company has 5.8 million outstanding stock options, 3.5 million outstanding RSUs, 0.4 million outstanding PSUs and 0.1 million issuable shares of common stock associated with the ESPP.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended
	December 31,
	2020	2019	2018
Net loss	$(485,136)	$(98,864)	$(97,084)
Weighted-average shares used to compute basic and diluted net loss per share	90,509	71,845	65,845
Net loss per share, basic and diluted	$(5.36)	$(1.38)	$(1.47)

Note 19. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $4.9 million, $3.2 million and $2.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Note 20. Legal Matters

From time to time, Teladoc Health is involved in various litigation matters arising out of the normal course of business, including the matters described below. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on our business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. Teladoc Health’s management does not presently expect any litigation matter to have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York (SDNY) against the Company and certain of the Company’s officers and a former officer. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period March 3, 2016 through December 5, 2018. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of the Company’s previous executive officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On November 30, 2020, the SDNY granted the Company’s motion to dismiss the complaint, but granted the plaintiff the opportunity to refile, which refiling was made on December 30, 2020. The Company believes that the claims against the Company and its officers continue to be without merit, and the Company and its named officers intend to defend the Company vigorously, including filing a motion to dismiss the amended complaint.

In addition, on June 21, 2019, a stockholder derivative lawsuit (Kreutter v. Gorevic, et al.) was filed in the SDNY against certain current and former directors and officers of the Company. The derivative lawsuit alleges that the named directors and officers breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the purported securities class action complaint described above. The Company believes that the claims set forth in this stockholder derivative lawsuit are without merit and the Company’s motion to dismiss the lawsuit is pending before the SDNY.

Several purported class action complaints were filed in connection with the merger between Livongo and the Company, including (1) Kent v. Livongo Health, Inc., et al., filed on September 10, 2020 in the United States District Court for the District of Delaware, (2) Raheja v. Livongo Health, Inc., et al., filed on September 11, 2020 in the United States District Court for the Northern District of California, (3) Hart v. Livongo Health, Inc., et al., filed on September 14, 2020 in the United States District Court for the District of Delaware, (4) Kubus v. Livongo Health, Inc., et al., filed on September 16, 2020 in the United States District Court for the Southern District of New York, (5) Jones v. Livongo Health, Inc., et al., filed on September 17, 2020 in the United States District Court for the Eastern District of New York, (6) Anthony v. Livongo Health, Inc., et al., filed on September 18, 2020 in the United States District Court for the Southern District of New York, (7) Banner v. Livongo Health, Inc., et al., filed on September 29, 2020 in the United States District Court for the Northern District of California, (8) Vea v. Livongo Health, Inc., et al., filed on October 2, 2020 in the United States District Court for the Southern District of New York, (9) Ormesher v. Livongo Health, Inc., et al., filed on October 13, 2020 in the United States District Court for the Northern District of California, and (10) O'Connor v. Livongo Health, Inc., et al., filed on October 16, 2020 in the United States District Court for the Northern District of California (collectively, the Merger Litigations). The Merger Litigations generally named as defendants Livongo and the members of its board of directors, and certain of the complaints also asserted claims against the Company and Tempranillo Merger Sub, Inc., a wholly owned subsidiary of the Company that was merged with and into Livongo. The Merger Litigations generally allege that the registration statement and/or the joint proxy statement/prospectus filed in connection with the merger between Livongo and the Company omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, rendering the statements false and misleading. Certain of the complaints also alleged that certain defendants breached their fiduciary duties in connection with the merger. The Merger Litigations sought, among other things, an order enjoining the merger; rescinding the merger, to the extent it closes, and recovering damages; and awarding costs, including attorneys’ fees and expenses. The Company believes that the claims asserted were wholly without merit, and as of November 19, 2020, all of the Merger Litigations were voluntarily dismissed.

Note 21. Subsequent Event

In February 2021, the Company issued notice to holders that it has called for redemption all of the outstanding 2022 Notes. As of December 31, 2020, the principal amount of 2022 Notes outstanding was $46.8 million.