Form 10-Q
period 2021-03-31
Teladoc Health, Inc.
filed 2021-05-03
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of April 28, 2021, the Registrant had 154,525,777 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$720,104	$733,324
Short-term investments	2,530	53,245
Accounts receivable, net of allowance of $8,601 and $6,412, respectively	178,341	169,281
Inventories	58,290	56,498
Prepaid expenses and other current assets	73,065	47,259
Total current assets	1,032,330	1,059,607
Property and equipment, net	28,436	28,551
Goodwill	14,451,975	14,581,255
Intangible assets, net	1,997,214	2,020,864
Operating lease - right-of-use assets	44,401	46,647
Other assets	28,002	18,357
Total assets	$17,582,358	$17,755,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,377	$46,030
Accrued expenses and other current liabilities	82,397	83,657
Accrued compensation	59,439	94,593
Deferred revenue-current	70,458	52,356
Advances from financing companies	13,693	13,453
Current portion of long-term debt	0	42,560
Total current liabilities	260,364	332,649
Other liabilities	1,383	1,616
Operating lease liabilities, net of current portion	40,140	43,142
Deferred revenue, net of current portion	2,716	2,449
Advances from financing companies, net of current portion	10,404	9,926
Deferred taxes	84,876	102,103
Convertible senior notes, net	1,352,977	1,379,592
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 154,406,164 shares and 150,281,099 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	154	150
Additional paid-in capital	17,016,628	16,857,797
Accumulated deficit	(1,192,310)	(992,661)
Accumulated other comprehensive gain	5,026	18,518
Total stockholders’ equity	15,829,498	15,883,804
Total liabilities and stockholders’ equity	$17,582,358	$17,755,281

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data, unaudited)

	Quarter Ended March 31,
	2021	2020
Revenue	$453,675	$180,799
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	145,959	72,382
Operating expenses:
Advertising and marketing	89,439	32,515
Sales	64,793	17,940
Technology and development	78,008	19,257
Acquisition, Integration and Transformation costs	6,323	3,664
General and administrative	105,172	46,342
Depreciation and amortization	48,659	9,710
Total expenses	538,353	201,810
Loss from operations	(84,678)	(21,011)
Loss on extinguishment of debt	11,459	0
Other (income) expense, net	(5,652)	685
Interest expense, net	22,125	8,618
Net loss before taxes	(112,610)	(30,314)
Income tax expense (benefit)	87,039	(711)
Net loss	(199,649)	(29,603)
Other comprehensive loss, net of tax:
Cumulative translation adjustment	(13,492)	(17,554)
Comprehensive loss	$(213,141)	$(47,157)

Net loss per share, basic and diluted	$(1.31)	$(0.40)

Weighted-average shares used to compute basic and diluted net loss per share	152,167,606	73,278,857

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	1,238,112	1	11,907	0	0	11,908
Issuance of common stock upon vesting of restricted stock units	976,999	1	(1)	0	0	(0)
Issuance of common stock for conversion/redemption of 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(224,081)	0	0	(224,081)
Issuance of common stock for conversion of 2025 Notes	1,056,861	1	288,485	0	0	288,486
Equity portion of extinguishment of 2025 Notes	0	0	(237,261)	0	0	(237,261)
Retirement of shares related to acquisition (see Note 4)	(205,280)	(0)	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	90,000	0	0	90,000
Other comprehensive loss, net of tax	0	0	0	0	(13,492)	(13,492)
Net loss	0	0	0	(199,649)	0	(199,649)
Balance as of March 31, 2021	154,406,164	$154	$17,016,628	$(1,192,310)	$5,026	$15,829,498

Balance of December 31, 2019	72,761,941	$73	$1,538,716	$(507,525)	$(17,239)	$1,014,025
Exercise of stock options	671,279	0	14,830	0	0	14,830
Issuance of common stock upon vesting of restricted stock units	642,411	1	(1)	0	0	0
Issuance of common stock for 2022 Notes	655	0	58	0	0	58
Stock-based compensation	0	0	18,421	0	0	18,421
Other comprehensive loss, net of tax	0	0	0	0	(17,554)	(17,554)
Net loss	0	0	0	(29,603)	0	(29,603)
Balance as of March 31, 2020	74,076,286	$74	$1,572,024	$(537,128)	$(34,793)	$1,000,177

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarter Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(199,649)	$(29,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,659	9,710
Depreciation of rental equipment	824	0
Amortization of right-of-use assets	2,948	1,518
Allowance for doubtful accounts	3,074	1,247
Stock-based compensation	86,300	18,315
Deferred income taxes	87,004	(2,820)
Accretion of interest	16,829	6,859
Loss on extinguishment of debt	11,459	0
Unrealized gain on investment	(5,852)	0
Other, net	38	105
Changes in operating assets and liabilities:
Accounts receivable	(11,717)	(17,219)
Prepaid expenses and other current assets	(12,799)	101
Inventory	(2,877)	0
Other assets	1,244	137
Accounts payable	(11,989)	(502)
Accrued expenses and other current liabilities	(1,889)	26,971
Accrued compensation	(43,624)	(13,798)
Deferred revenue	17,086	(5,406)
Operating lease liabilities	(3,076)	(1,287)
Other liabilities	(19)	(648)
Net cash used in operating activities	(18,026)	(6,320)
Cash flows used in investing activities:
Capital expenditures	(2,115)	(962)
Capitalized software development costs	(11,144)	(1,966)
Proceeds from marketable securities	50,000	0
Acquisitions of business, net of cash acquired	(55,921)	(9,000)
Other, net	3,150	0
Net cash used in investing activities	(16,030)	(11,928)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	11,908	14,889
Repurchase of 2022 Notes	(130)	0
Proceeds from advances from financing companies	4,816	0
Payment from customers against advances from financing companies	(4,098)	0
Proceeds from employee stock purchase plan	8,648	0
Cash received for withholding taxes on stock-based compensation, net	1,218	164
Other, net	(187)	0
Net cash provided by financing activities	22,175	15,053
Net decrease in cash and cash equivalents	(11,881)	(3,195)
Foreign exchange difference	(1,339)	(3,202)
Cash and cash equivalents at beginning of the period	733,324	514,353
Cash and cash equivalents at end of the period	$720,104	$507,956

Income taxes paid	$52	$0

Interest paid	$3	$0

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

On January 4, 2021, the Company completed the acquisition of the UK-based telemedicine provider Consultant Connect Limited (“Consultant Connect”). Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom.

On October 30, 2020, the Company completed the merger with Livongo Health, Inc. (“Livongo”), a transformational opportunity to improve the delivery, access and experience of healthcare for consumers around the world. Livongo is pioneering a new category in healthcare, called Applied Health Signals, which is transforming the management of chronic conditions.

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc. (“InTouch”), a leading provider of enterprise telehealth solutions for hospitals and health systems.

Note 2. Basis of Presentation and Principles of Consolidation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc Health, as well as three professional associations, thirteen professional corporations and a service corporation (collectively, the “Association”).

Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. is party to several Services Agreements by and among it and the professional associations and professional corporations pursuant to which each professional association and professional corporation provides services to Teladoc Health Medical Group, P.A. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

The Company holds a variable interest in the Association which contracts with physicians and other health professionals in order to provide services to the Company. The Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE, must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the Association and funds and absorbs all losses of the VIE and appropriately consolidates the Association.

Total revenue and net income (loss) for the VIE were $51.8 million and $(2.1) million, and $42.5 million and $(0.1) million for the quarters ended March 31, 2021 and 2020 respectively. The VIE’s total assets, all of which were current were $39.2 million and $28.7 million at March 31, 2021 and December 31, 2020, respectively. Total liabilities, all of which were current for the VIE were $78.4 million and $65.8 million at March 31, 2021 and December 31, 2020, respectively. The VIE’s total stockholders’ deficit was $39.2 million and $37.1 million at March 31, 2021 and December 31, 2020, respectively.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), capitalization and amortization of software development costs, the finalization of purchase accounting adjustments, Client performance guarantees, the calculation of a contingent liability in connection with an acquisition earn-out, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards and the periods of benefit for deferred costs as described in the Summary of Significant Accounting policies in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06—"Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This standard becomes effective for the Company on January 1, 2022 and may be early adopted during an interim period of 2021. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Summary of Significant Accounting Policies

The following sections reflect updates to the summary of significant accounting policies described in the 2020 Form 10-K. In addition, on an ongoing basis, the Company will continue to closely monitor for any significant impact to its estimates and assumptions as a result of the COVID-19 pandemic, especially on the allowance for doubtful accounts.

Acquisition, Integration and Transformation Costs

Acquisition, Integration and Transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including enhancing our customer relationship management (CRM) and enterprise resource planning (ERP) systems.

General and Administrative Costs

General and Administrative costs consist of all operating expenses not included in the other operating expense categories and now include legal and regulatory costs for all current and historical periods presented.

Other (Income) Expense, Net

Other (income) expense, net includes the impact of foreign currency remeasurement, realized and unrealized gains on investment securities and all other non-operating items not included in other financial statement lines.

Note 3. Revenue, Deferred Revenue, Deferred Costs and Other

The Company generates access fees from Clients accessing its professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Access revenue accounted for 86% and 76% of our total revenue for the quarters ended March 31, 2021 and 2020, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended
	March 31,
	2021	2020
Access Fees Revenue
U.S.	$350,868	$107,939
International	37,288	29,114
Total	388,156	137,053

Visit Fee Revenue
U.S.	54,340	43,484
International	122	262
Total	54,462	43,746

Other
U.S.	10,671	0
International	386	0
Total	11,057	0

Total Revenues	$453,675	$180,799

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

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. The net increase of $18.4 million and $4.8 million in the deferred revenue balance for the quarters ended March 31, 2021 and 2020, respectively, is primarily driven by InTouch and Livongo as well as the direct-to-consumer behavioral health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the first three months of 2021 and 2020 that was included in deferred revenue at the beginning of the periods was $32.7 million and $8.7 million, respectively.

We expect to recognize $62.7 million and $4.4 million of revenue in 2021 and 2022, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021.

Deferred Costs and Other

Deferred costs and other as of March 31, 2021 consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2021	2020
Deferred device cost, current	$10,950	$3,384
Deferred execution credit, current	792	84
Total deferred cost and other, current	11,742	3,468
Deferred device cost, noncurrent	6,190	2,179
Total Deferred cost and other	$17,932	$5,647

Deferred costs and other activity are as follows (in thousands):

	Deferred Device Cost	Deferred Execution Credit	Total
Beginning balance as of December 31, 2020	$5,563	$84	$5,647
Additions	13,827	820	14,647
Revenue recognized	0	(112)	(112)
Cost of revenue recognized	(2,250)	0	(2,250)
Ending balance as of March 31, 2021	$17,140	$792	$17,932

Note 4. Business Acquisitions

On January 4, 2021, the Company completed the acquisition of the UK-based telemedicine provider Consultant Connect for a cash consideration of $56.3 million, net of cash acquired, of which $55.9 million was paid in the three months ended March 31, 2021. Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom. As part of purchase accounting, the Company recognized intangibles related to customer relationships, technology and the brand of $9.8 million, $1.9 million, and $0.6 million, respectively; and goodwill of $47.3 million. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible.

On October 30, 2020, the Company completed the acquisition of Livongo through a merger in which Livongo became a wholly-owned subsidiary of the Company. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. The total initial consideration calculated on upon deal closing was $13,938.0 million consisting of $401.0 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.4 million shares of Teladoc Health’s common stock valued at approximately $12,981.6 million on October 30, 2020. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $59.0 million and included transaction costs for investment bankers, other professional fees and income taxes for accelerated grants and were recognized in the Company’s consolidated statement of operations in Acquisition, Integration and Transformation costs.

In the first quarter of 2021, the Company identified 205,279 of additional shares of Teladoc Health common stock that were included as part of the merger consideration (“Excess Shares”) and 85,481 of additional shares of Teladoc Health common stock that were not withheld from the merger consideration for withholding tax purposes (“Withholding Shares”). In addition, the Company identified $5.6 million of merger- related cash payments related to the Excess Shares (“Cash Overpayments”). The Company has recovered and cancelled all 205,279 of the Excess Shares and expects to recover the Cash Overpayments in the form of cash. The Company expects to apply the cash value of the Withholding Shares to offset future employment tax obligations of the Company. As a result, the total adjusted consideration was $13,876.9 million consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.2 million shares of Teladoc Health’s common stock valued at approximately $12,941.3 million. The Company does not expect to incur any material charges or expenses related to the recovery of the Withholding Shares and the Cash Overpayments. Accordingly, the Company recorded, in the first quarter of fiscal year 2021, an increase to receivables in current other assets of $20.8 million, a decrease to consolidated stockholders’ equity of $40.3 million and a decrease to goodwill of $61.1 million.

On July 1, 2020, the Company completed the acquisition of InTouch through a merger in which InTouch became a wholly-owned subsidiary of the Company. The preliminary aggregate merger consideration paid was $1,078.5 million, net of cash acquired of $1.1 million, which was comprised of 4.6 million shares of Teladoc’s common stock valued at $918.8 million on July 1, 2020, and $160.7 million of cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $12.5 million and included transaction costs for investment bankers and other professional fees and were recognized in the Company’s consolidated statement of operations in Acquisition, Integration and Transformation costs.

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were included within the consolidated financial statements commencing on the aforementioned acquisition dates.

The following table summarizes the preliminary fair value estimates of the assets acquired and liabilities assumed for the Livongo and InTouch acquisitions. The Company, with the assistance of a third-party valuation expert, estimated the preliminary fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary. This can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. As discussed further in Note 15, the Company recognized a non-cash income tax charge of $87 million during the three months ended March 31, 2021, substantially reflecting the recording of a valuation allowance on stock compensation benefits associated with the Livongo merger. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the acquisition date.

Identifiable assets acquired and liabilities assumed (in thousands):

	Livongo	InTouch
Purchase price, net of cash acquired	$13,876,931	$1,069,759
Less:
Accounts receivable	80,084	16,986
Short term investment	52,500	0
Inventory	24,299	8,492
Property and equipment, net	8,952	11,366
Right of use assets	15,056	4,965
Other assets	17,337	2,541
Client relationships	1,050,000	164,580
Technology	300,000	29,190
Trademarks	250,000	32,630
Advances from financing companies	0	(26,012)
Accounts payable	(119,302)	(5,589)
Deferred revenue	(997)	(20,729)
Convertible notes	(453,417)	0
Deferred taxes	(32,984)	(30,102)
Lease liabilities	(18,834)	(5,495)
Other liabilities	(40,343)	(13,042)
Goodwill	$12,744,580	$899,978

The amount allocated to goodwill reflects the benefits Teladoc Health expects to realize from the growth of the respective acquisitions’ operations, cost savings, and various synergies.

The Company’s pro forma revenue and net loss for the quarters ended March 31, 2021 and 2020 below have been prepared as if Livongo and InTouch had been purchased on January 1, 2020. The Company made some pro-forma adjustments related to deferred revenue, deferred costs, amortization of intangible assets, interest expense, stock-based compensation, acquisition costs and transaction expenses.

	Unaudited Pro Forma
	Quarter Ended
	March 31,
(in thousands)	2021	2020
Revenue	$452,201	$270,421
Net loss	$(94,228)	$(600,573)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results. The Company recorded approximately $146.9 million of revenue, net of deferred revenue acquisition related fair value adjustments and $(51.3) million of net loss in total from Livongo and InTouch for the quarter ended March 31, 2021.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Raw materials and purchased parts	$19,202	$19,591
Work in process	1,253	1,431
Finished goods	37,835	35,476
Total inventories	$58,290	$56,498

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
	Useful		Accumulated	Net Carrying	Remaining
	Life	Gross Value	Amortization	Value	Useful Life
March 31, 2021
Client relationships	2 to 20 years	$1,466,769	$(123,700)	$1,343,069	15.2
Non-compete agreements	1.5 to 5 years	5,026	(4,940)	86	0.2
Trademarks	3 to 15 years	326,759	(23,018)	303,741	10.2
Patents	3 years	200	(200)	0	0
Capitalized software development costs	3 to 5 years	67,202	(27,400)	39,802	2.8
Technology	5 to 7 years	339,150	(28,634)	310,516	6.4
Intangible assets, net		$2,205,106	$(207,892)	$1,997,214	12.8
December 31, 2020
Client relationships	2 to 20 years	$1,460,648	$(100,844)	$1,359,804	15.4
Non-compete agreements	1.5 to 5 years	5,097	(4,872)	225	0.4
Trademarks	3 to 15 years	326,786	(15,576)	311,210	10.5
Patents	3 years	200	(200)	0	0
Capitalized software development costs	3 to 5 years	52,518	(24,771)	27,747	2.8
Technology	5 to 7 years	338,150	(16,272)	321,878	6.6
Intangible assets, net		$2,183,399	$(162,535)	$2,020,864	13.1

Amortization expense for intangible assets was $46.6 million and $8.9 million for the quarters ended March 31, 2021 and 2020, respectively.

Note 7. Goodwill

Goodwill consists of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Beginning balance	$14,581,255	$746,079
Additions associated with acquisitions	47,328	13,812,198
Purchase consideration adjustment (see Note 4)	(61,108)	0
Deferred tax adjustment (see Note 15)	(106,532)	0
Cumulative translation adjustment	(8,968)	22,978
Goodwill	$14,451,975	$14,581,255

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Professional fees	$3,428	$4,717
Consulting fees/provider fees	10,643	23,167
Client performance guarantees	5,964	7,215
Legal fees	1,971	2,419
Interest payable	7,295	2,049
Income tax payable	4,420	1,627
Insurance	5,630	3,139
Marketing	4,218	2,815
Operating lease liabilities - current	11,829	11,438
Earnout	4,138	4,514
Other	22,861	20,557
Total	$82,397	$83,657

Note 9. Fair Value Measurements

The carrying value of the Company’s cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to their short-term nature.

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

The Company’s investments in equity securities without readily determinable fair values are accounted for under the measurement alternative of the FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other (income) expense, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$720,104	$0	$0	$720,104
Short-term investments	$0	$2,530	$0	$2,530
Equity securities without readily determinable fair values	$0	$10,852	$0	$10,852
Contingent liability	$0	$0	$4,138	$4,138

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$733,324	$0	$0	$733,324
Short-term investments	$0	$53,245	$0	$53,245
Equity securities without readily determinable fair values	$0	$5,000	$0	$5,000
Contingent liability	$0	$0	$4,514	$4,514

There were no transfers between fair value measurement levels during the quarters ended March 31, 2021 and December 31, 2020.

The change in fair value of the Company’s equity securities without readily determinable fair values was as follows:

Fair value and historical cost basis at December 31, 2020	$5,000
Upward adjustment due to observable price change in identical securities	5,852
Fair value at March 31, 2021	$10,852

The change in fair value of the Company’s contingent liability is recorded in Acquisition, Integration and Transformation costs in the consolidated statements of operations. The contingent liability is based on future revenue and profitability expectations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Fair value at December 31, 2020	$4,514
Payments	(187)
Currency translation adjustment	(189)
Fair value at March 31, 2021	$4,138

Note 10. Leasing Operations

The Company has operating leases for facilities, hosting co-location facilities and certain equipment under non-cancelable leases in the United States and various international locations. The leases have remaining lease terms of 1 to 11 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the arrangement covering the right to use property, plant or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company will separately allocate the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

Operating Leases

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of March 31, 2021, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

As of
Operating Leases:	March 31, 2021
2021	$14,589
2022	14,167
2023	12,840
2024	7,962
2025	5,744
2026	4,006
Total future minimum payments	$59,308

The Company rents its systems to certain qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of March 31, 2021, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company has agreed to guarantee Livongo’s obligations (the “Livongo Notes” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.

The following table presents certain terms of the Notes:

	2027 Notes	2025 Notes	Livongo Notes
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of March 31, 2021 (in millions)	$1,115.5	$750.0	$906.6
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of March 31, 2021	4.1258	18.6621	13.94
Remaining Contractual Life as of March 31, 2021	6.2 years	4.1 years	4.2 years

All of the Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to such Notes; equal in right of payment to the Company’s liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

Holders may convert all or any portion of their Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding the applicable conversion date only under the following circumstances:

●	during any quarter (and only during such quarter), if the last reported sale price of the shares of Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for the applicable Notes on each applicable trading day;
●	during the five business day period after any ten consecutive trading day period (or five consecutive trading day period in the case of the Livongo Notes) in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the applicable Notes on each such trading day;
●	upon the occurrence of specified corporate events described under the applicable indenture; or
●	if the Company calls the applicable Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

On or after the applicable conversion date, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of such Notes, regardless of the foregoing circumstances.

The 2027 Notes and the 2025 Notes are convertible into shares of the Company’s common stock at the applicable conversion rate shown in the table above. The Livongo Notes are convertible at the applicable conversion rate shown in the table above into “units of reference property,” each of which is comprised of 0.5920 of a share of the Company’s common stock and $4.24 in cash, without interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock (or units of reference property, in the case of the Livongo Notes) or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock or units of reference property, the amount of cash and shares of the Company’s common stock or units of reference property, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 consecutive trading days observation period (or 40 days in the case of the Livongo Notes).

The Company may redeem for cash all or part of the Notes, at its option, on or after the applicable optional redemption date shown in the table above (and prior to the 41st scheduled trading day immediately preceding the maturity date in the case of the Livongo Notes) if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2027 Note or 2025 Note for redemption on or after the applicable optional redemption date will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the applicable indenture. If Livongo undergoes a fundamental change (as defined in the applicable indenture) at any time prior to the maturity date, holders will have the right, at their option, to require Livongo to repurchase for cash all or any portion of their Livongo Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Livongo Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In accounting for the issuance of the 2027 Notes, 2025 Notes and the 2022 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the applicable Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to the applicable maturity date. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2027 Notes, 2025 Notes and 2022 Notes was $286 million,

$91.4 million and $62.4 million, respectively, net of issuance costs which were recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet. The Company carries the liability component of the Livongo Notes at face value less unamortized debt discount on its condensed consolidated balance sheets and provides the fair value for disclosure purposes only. The Company has reserved an aggregate of 13.7 million shares of common stock for the Notes.

In accounting for the transaction costs related to the issuance of the 2027 Notes, 2025 Notes and 2022 Notes, the Company allocated the total costs incurred to the liability and equity components of the Notes based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the seven-year term of the Notes (or five-and-a-half year term in the case of the 2022 Notes), and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.

The Notes consist of the following (in thousands):

	As of March 31,	As of December 31,
2027 Notes - Liability component	2021	2020
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(278,857)	(287,916)
Net carrying amount	$721,143	$712,084

2025 Notes - Liability component
Principal	$220,128	$276,788
Less: Debt discount, net (1)	(49,672)	(65,923)
Net carrying amount	$170,456	$210,865

Livongo Notes - Liability component
Principal	$550,000	$550,000
Less: Debt discount, net (1)	(88,623)	(93,357)
Net carrying amount	$461,377	$456,643

2022 Notes - Liability component
Principal	$—	$46,762
Less: Debt discount, net (1)	—	(4,202)
Net carrying amount	$—	$42,560

(1)	Included in the accompanying consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities.

The following table sets forth total interest expense recognized related to the Notes (and in the case of the Livongo Notes, subsequent to the acquisition of Livongo) (in thousands):

		Quarter Ended
		March 31,
2027 Notes:		2021
Contractual interest expense		$3,125
Amortization of debt discount		9,059
Total		$12,184
Effective interest rate of the liability component		3.4%

	Quarters Ended
	March 31,
2025 Notes:	2021	2020
Contractual interest expense	$814	$988
Amortization of debt discount	2,719	3,076
Total	$3,533	$4,064
Effective interest rate of the liability component	7.9%	7.9%

		Quarter Ended
		March 31,
Livongo Notes:		2021
Contractual interest expense		$1,203
Amortization of debt discount		4,734
Total		$5,937
Effective interest rate of the liability component		5.2%

	Quarters Ended
	March 31,
2022 Notes:	2021	2020
Contractual interest expense	$104	$2,062
Amortization of debt discount	316	3,761
Total	$420	$5,823
Effective interest rate of the liability component	9.6%	10.0%

Certain holders of the 2025 Notes converted their 2025 Notes in exchange for 1.1 million shares of the Company’s common stock during the quarter ended March 31, 2021. As a result the Company recorded a charge associated with the loss on extinguishment of debt of $8.1 million during the quarter ended March 31, 2021.

Redemption of Convertible Senior Notes Due 2022

In March 2021, the Company completed a redemption of all of the then outstanding 2022 Notes in exchange for approximately $0.1 million in cash (including accrued and unpaid interest). Prior to that redemption, certain holders of the 2022 Notes converted their 2022 Notes in exchange for 1.1 million shares of the Company’s common stock during the quarter ended March 31, 2021. As a result of the redemption and conversions, the Company recorded a charge associated with the loss on extinguishment of debt of $3.3 million during the quarter ended March 31, 2021.

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheet. Interest rates applicable to the outstanding advances as of March 31, 2021 ranged from 3.79% to 8.49%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of March 31, 2021 by year as follows (in thousands):

As of March 31,
2021
2021	$10,787
2022	9,624
2023	3,502
2024	185
$24,098

Note 13. Legal Matters

From time to time, Teladoc Health is involved in various litigation matters arising in the normal course of business, including the matters described below. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on our business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. As of the date of these financial statements, Teladoc Health’s management does not expect any litigation matter to have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Note 14. Common Stock and Stockholders’ Equity

Capitalization

Effective October 30, 2020, the authorized number of shares of the Company’s common stock was increased from 150,000,000 to 300,000,000 shares.

Warrants

The Company had no warrants outstanding as of March 31, 2021 or December 31, 2020.

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers.

In connection with the closing of the Livongo merger, the Company assumed the Livongo Health, Inc. 2019 Equity Incentive Plan, the Livongo Health, Inc. Amended and Restated 2014 Stock Incentive Plan and the Livongo Health, Inc. Amended and Restated 2008 Stock Incentive Plan (collectively, the “Assumed Plans”). At the effective time of the Livongo merger on October 30, 2020, each outstanding Livongo equity award issued under the Assumed Plans was converted into a corresponding award with respect to the Company’s common stock, with the number of shares underlying such award adjusted based on the “Equity Award Adjustment Ratio” (as defined below), and remained outstanding in accordance with the terms that were applicable to such award prior to the Livongo merger. The exercise price of each outstanding Livongo stock option was also adjusted based on the Equity Award Adjustment Ratio. The “Equity Award Adjustment Ratio” means the quotient determined by dividing (i) the volume weighted average closing price of Livongo common stock on the four trading days ending on October 29, 2020, by (ii) the volume weighted average closing price of the Company’s common stock on the New York Stock Exchange on the four trading days beginning on October 29, 2020.

All stock-based awards to employees are measured based on the grant-date fair value or replacement grant date fair value in relation to the Livongo transaction, and are generally recognized on a straight line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each restricted stock unit (“RSU”)).

Stock Options

Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 12,229,932 shares available for grant at March 31, 2021.

Activity under the Plans is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2020	5,826,685	$17.19	5.31	$1,064,944
Stock option grants	3,688	$107.06	N/A
Stock options exercised	(1,237,399)	$9.62	N/A	$(212,993)
Stock options forfeited	(44,031)	$14.47	N/A
Balance at March 31, 2021	4,548,943	$19.41	5.69	$738,498
Vested or expected to vest at March 31, 2021	4,548,943	$19.41	5.69	$738,498
Exercisable at March 31, 2021	3,700,190	$16.88	5.33	$610,040

The total grant-date fair value of stock options granted during the quarters ended March 31, 2021 and 2020 were $0.4 million and $0.3 million, respectively.

The Company estimates the fair value of stock options granted using the Black Scholes option pricing model.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Quarter Ended March 31,
	2021	2020
Volatility	57.02% - 57.49%	46.1% – 47.9%
Expected term (in years)	4.1	4.3
Risk-free interest rate	0.31% - 0.51%	0.87% - 1.64%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$$107.06	$42.06

The Company determined that a Monte Carlo valuation model is most suitable for valuation of options for the replaced and replacement awards from the Livongo merger, for the following reasons:

●	Options are deeply in-the-money, as such don’t qualify as “plain-vanilla” options.
●	With the merger, the exercise pattern of the replaced and replacement options might be different from a regular “plain-vanilla” option that assumes the exercise of the option at the end of the option expiration time. A lattice approach can be used to directly model the effect of different expected periods before exercise on the fair-value-based measure of the option, whereas it is assumed under the Black-Scholes-Merton model that exercise occurs at the end of the option’s expected term.

For the quarters ended March 31, 2021 and 2020, the Company recorded compensation expense related to stock options of $28.2 million and $3.9 million, respectively.

As of March 31, 2021, the Company had $97.2 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Restricted Stock Units

In May 2017, the Company commenced issuing RSUs, pursuant to the 2015 Incentive Award Plan and to certain employees and members of the Board of Directors under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs and on an accelerated tranche by tranche basis for performance-based awards. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under the RSUs is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2020	3,550,595	$162.11
Granted	402,210	$218.88
Vested and issued	(708,798)	$102.94
Forfeited	(115,243)	$184.40
Balance at March 31, 2021	3,128,764	$181.99
Vested and unissued at March 31, 2021	13,755	$50.90
Non-vested at March 31, 2021	3,115,009	$182.57

The total grant-date fair value of RSUs granted during the quarters ended March 31, 2021 and 2020 were $88.0 million and $39.5 million, respectively.

For the quarters ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to the RSUs of $50.9 million and $9.4 million, respectively.

As of March 31, 2021, the Company had $473.2 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Performance Stock Units

The Company began issuing grants Performance Stock Units (“PSUs”) to employees under the 2015 Incentive Award Plan in 2018. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by the Compensation Committee of the Board of Directors (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from 1-3 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 225% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards. Forfeitures are accounted for at the time the occur consistent with Company policy.

Activity under the PSUs is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2020	429,319	$76.60
Granted	516,031	$131.67
Vested and issued	(268,201)	$74.33
Balance at March 31, 2021	677,149	$119.47
Vested and unissued at March 31, 2021	0	$0
Non-vested at March 31, 2021	677,149	$119.47

The total grant-date fair value of PSUs granted during the quarters ended March 31, 2021 and 2020 were $67.9 million and $13.1 million, respectively.

For the quarters ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to the PSUs of $7.2 million and $4.6 million, respectively.

As of March 31, 2021, the Company had $40.1 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. A total of 926,109 shares of common stock were reserved for issuance under this plan as of March 31, 2021. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarter ended March 31, 2021, the Company had not issued any shares under the ESPP. During 2020, the Company issued 49,781 shares, under the ESPP. As of March 31, 2021, 599,103 shares remained available for issuance.

For the quarters ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $2.2 million and $0.4 million, respectively.

As of March 31, 2021, the Company had $1.0 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 year.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Quarter Ended
	March 31,
	2021	2020
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$2,362	$0
Advertising and marketing	5,082	1,259
Sales	21,167	2,919
Technology and development	26,726	2,104
General and administrative	30,963	12,033
Total stock-based compensation expense (1)	$86,300	$18,315
(1)	Excluding the amount capitalized related to internal software development projects.

Note 15. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized, which was partially released in the quarter ended December 31, 2020. The Company’s income tax expense/(benefit) for the quarters ended March 31, 2021 and 2020 was $87.0 million and (0.7) million, respectively. For the quarter ended March 31, 2021, the Company recognized a non-cash income tax charge of $87.0 million, substantially reflecting a discrete non-cash charge for an additional valuation allowance on excess stock compensation benefits associated with the Livongo merger, partially offset by tax benefits on current period losses. This discrete charge also resulted in a $106.5 million measurement period reduction to goodwill.

The Company’s income tax benefit for the quarter ended March 31, 2020 primarily related to the amortization of acquired intangibles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled” “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in the 2020 Form 10-K and in our other reports and SEC filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. The outbreak of COVID-19 in 2020 increased utilization of our telehealth services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our Clients and Members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with any related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs. Further, the economic effects of the COVID-19 pandemic have financially constrained some of our prospective and existing Clients’ healthcare spending, which may negatively impact our ability to acquire new Clients and our ability to renew subscriptions with or sell additional solutions to our existing Clients. We also may experience increased Member attrition to the extent our existing Clients’ reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and any resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers.

We have also taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work from home policy for our workforce; limiting capacity at our offices that have reopened; implementing additional safety policies and procedures for employees working in our offices that have reopened; suspending employee travel and in person meetings; and adjusting our supply chain and inventory levels. We may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, Clients, Members, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. We increased revenue 151% to $453.7 million for the quarter ended March 31, 2021, including an incremental $149.0 million from acquired businesses. Excluding the impact of the InTouch, Livongo and Consultant Connect acquisitions, revenue increased 69%, reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and the Company’s broad momentum to transform the healthcare experience.

For the quarter ended March 31, 2021, 86%, 12% and 2% of our revenue was derived from subscription access fees, visit fees and other, respectively. For the quarter ended March 31, 2020, 76% and 24% of our revenue were derived from subscription access fees and visit fees, respectively. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader healthcare system.

Membership, Visits and Platform Enabled Sessions

We completed approximately 3.2 million telehealth visits in the first three months of 2021 and approximately 10.6 million telehealth visits for the full year of 2020. U.S. Paid Membership was 51.5 million at March 31, 2021. We also completed approximately 1.1 million platform-enabled sessions associated with InTouch during the quarter ended March 31, 2021.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offerings.

On January 4, 2021, we completed the acquisition of the UK-based telemedicine provider Consultant Connect for an aggregate consideration of $56.3 million, net of cash acquired, of which $55.9 million was paid in the three months ended March 31, 2021. Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom.

On October 30, 2020, we completed the merger with Livongo. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share to shareholders of Livongo as of a record date of October 29, 2020. The total consideration was $13,876.9 million consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.2 million shares of Teladoc Health’s common stock valued at approximately $12,941.3 million on October 30, 2020. Livongo is a leading provider to empower people with chronic conditions to live better and healthier lives.

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from subscription access fees via Client contracts that provide Members access to our professional provider network in exchange for a contractual based monthly fee or subscription access fees derived from our D2C Members. Therefore, we believe that our ability to add new Members is a key indicator of our increasing market adoption, the growth of our business and future revenue potential, and that increasing our Membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Members’ experiences. U.S. Paid Membership was 51.5 million at March 31, 2021.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service, and other specialty visits for the majority of our contracts. Accordingly, our visit revenue, or visit fees, generally increase as the number of visits increase. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 56%, or 1.1 million, to approximately 3.2 million for the quarter ended March 31, 2021 compared to the same period in 2020.

Number Platform Enabled of Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual care. Over time, we expect platform-enabled sessions to outpace overall revenue growth as telehealth becomes a bigger part of our Clients’ care delivery strategy. Our Clients completed 1.1 million platform-enabled sessions during the quarter ended March 31, 2021.

Seasonality. We typically experience the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, a high concentration of our new Client contracts has an effective date of January 1. Therefore, while Membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally, our business has become more diversified across services, channels, and geographies. We continue to see a diversification of Client start dates, resulting from our health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start.

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. However, during the COVID-19 pandemic in 2021 and 2020, we did not experience the typical seasonality associated with national cold and flu outbreaks. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included in our Form 10-K for the year ended December 31, 2020 filed with the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, inventories, accounting for business combinations, goodwill, intangible assets, long-lived assets, capitalized development costs, earnout, rental equipment, advances from financing companies, income taxes, lease liabilities, loss contingencies and the value of securities underlying stock-based compensation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2020 filed with the SEC, and there have been no material changes to our critical accounting policies during 2021 other than those as discussed in Note 2, “Basis of Presentation and Principles of Consolidation” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters ended March 31, 2021 and 2020 and the dollar and percentage change between the respective periods (in thousands):

	Quarter Ended March 31,
	2021	2020
	$	$	Variance	%
Revenue	$453,675	$180,799	$272,876	151%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	145,959	72,382	73,577	102%
Operating expenses:
Advertising and marketing	89,439	32,515	56,924	175%
Sales	64,793	17,940	46,853	261%
Technology and development	78,008	19,257	58,751	305%
Acquisition, Integration and Transformation costs	6,323	3,664	2,659	73%
General and administrative	105,172	46,342	58,830	127%
Depreciation and amortization	48,659	9,710	38,949	N/M %
Total expenses	538,353	201,810	336,543	167%
Loss from operations	(84,678)	(21,011)	(63,667)	303%
Loss on extinguishment of debt	11,459	0	11,459	N/M %
Other (income) expense, net	(5,652)	685	(6,337)	N/M %
Interest expense, net	22,125	8,618	13,507	157%
Net loss before taxes	(112,610)	(30,314)	(82,296)	271%
Income tax expense (benefit)	87,039	(711)	87,750	N/M %
Net loss	$(199,649)	$(29,603)	$(170,046)	N/M %

EBITDA and Adjusted EBITDA

The following is a reconciliation of net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for the quarters ended March 31, 2021 and 2020 (in thousands):

	Quarter Ended
	March 31,
	2021	2020
Net loss	$(199,649)	$(29,603)
Add:
Loss on extinguishment of debt	11,459	0
Other (income) expense, net	(5,652)	685
Interest expense, net	22,125	8,618
Income tax expense (benefit)	87,039	(711)
Depreciation and amortization	48,659	9,710
EBITDA(1)	(36,019)	(11,301)
Stock-based compensation	86,300	18,315
Acquisition, Integration and Transformation costs	6,323	3,664
Adjusted EBITDA(1)	$56,604	$10,678
(1)	Non-GAAP Financial Measures:

To supplement our financial information presented in accordance with U.S. GAAP, we use EBITDA and Adjusted EBITDA, which are non-U.S. GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

EBITDA consists of net loss before interest; other (income) expense, net, including foreign exchange gain or loss; taxes; depreciation and amortization; and loss on extinguishment of debt. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

Adjusted EBITDA consists of net loss before interest; other (income) expense, net, including foreign exchange gain or loss; taxes; depreciation and amortization; loss on extinguishment of debt; stock-based compensation; and Acquisition, Integration and Transformation costs. We believe that making such adjustment provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;

●	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;

●	EBITDA and Adjusted EBITDA do not reflect other (income) expense, net;

●	Adjusted EBITDA does not reflect the significant Acquisition, Integration and Transformation costs. Acquisition, Integration and Transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our customer relationship management (CRM) and enterprise resource planning (ERP) systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities;

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

●	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of these measures as comparative measures.

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

Consolidated Results of Operations

We completed our acquisitions of Consultant Connect on January 4, 2021, Livongo on October 30, 2020, and InTouch on July 1, 2020. The results of operations of the aforementioned acquisitions have been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of each acquisition.

Revenue. Total revenue was $453.7 million for the quarter ended March 31, 2021, compared to $180.8 million during the quarter ended March 31, 2020, an increase of $272.8 million, or 151%. Excluding the impact from acquisitions of $149.0 million, revenue increased 69%, reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and our broad momentum to transform the healthcare experience. The increase in revenue was significantly driven by an increase in new Clients and the number of new Members generating additional subscription access fees and visit fees. The number of paid Members increased by 20% from March 31, 2020 to March 31, 2021. Revenue from the U.S. subscription access fees was $350.9 million for the quarter ended March 31, 2021 compared to $107.9 million for the quarter ended March 31, 2020. We generated $37.3 million of international subscription access fees for the quarter ended March 31, 2021 and $29.1 million for the quarter ended March 31, 2020. We completed approximately 3.2 million visits, representing $54.5 million of visit fees for the quarter ended March 31, 2021, compared to 2.0 million visits, representing $43.7 million of visit fees during the quarter ended March 31, 2020, an increase of $10.8 million, or 24%.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue (exclusive of depreciation and amortization, which is shown separately below) was $146.0 million for the quarter ended March 31, 2021 compared to $72.4 million for the quarter ended March 31, 2020, an increase of $73.6 million, or 102%. The increase was primarily due to higher Membership and general medical visits resulting in increased provider fees and increased physician network operation center costs, and hiring of additional personnel to manage our provider network operations centers, and the impact from acquisitions.

Advertising and Marketing Expenses. Advertising and marketing expenses were $89.4 million for the quarter ended March 31, 2021 compared to $32.5 million for the quarter ended March 31, 2020, an increase of $56.9 million, or 175%. The increase was driven by a $39.8 million increase in Member engagement initiatives, digital and media advertising, sponsorship of professional organizations and trade shows; the impact from acquisitions, and a $2.9 million impact driven by the hiring of additional personnel.

Sales Expenses. Sales expenses were $64.8 million for the quarter ended March 31, 2021 compared to $17.9 million for the quarter ended March 31, 2020, an increase of $46.9 million, or 261%. The increase substantially reflects the impact from acquisitions and a $1.4 million increase in staffing and employee-related expenses including sales commissions; partially offset $1.4 million of lower travel, entertainment and other expenses.

Technology and Development Expenses. Technology and development expenses were $78.0 million for the quarter ended March 31, 2021 compared to $19.3 million for the quarter ended March 31, 2020, an increase of $58.7 million, or 305%. The increase substantially reflects the impact of acquisitions, a $5.9 million increase due mainly to the hiring of additional personnel and a $1.8 million increase due to ongoing projects to continuously improve our technology portfolio and other similar items.

Acquisition, Integration and Transformation Costs. Acquisition, Integration and Transformation costs were $6.3 million for the quarter ended March 31, 2021 compared to $3.7 million for the quarter ended March 31, 2020, an increase of $2.6 million. These costs were incurred primarily to drive integration activities resulting from the InTouch, Livongo and Consultant Connect acquisitions. Acquisition, Integration and Transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain internal business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our customer relationship management (CRM) and enterprise resource planning (ERP) systems.

General and Administrative Expenses. General and administrative expenses were $105.2 million for the quarter ended March 31, 2021 compared to $46.3 million for the quarter ended March 31, 2020, an increase of $58.8 million, or 127%. The charge primarily reflects the impact of acquisitions, a $7.0 million increase in employee-related expenses reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and a $4.8 million increase in costs incurred in our provider network operations centers. Other expenses, including office-related charges, bank charges, therapist recruiting, liability insurance and bad debt expenses; increased a combined total of $9.9 million, reflecting the overall impact of growth on the business.

Depreciation and Amortization. Depreciation and amortization was $48.7 million for the quarter ended March 31, 2021 compared to $9.7 million for the quarter ended March 31, 2020, an increase of $39.0 million, or 401%. This increase was due to additional amortization expense substantially related to acquisition-related intangible assets that increased from $317.1 million at March 31, 2020 to $2,205.1 million at March 31, 2021 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $26.2 million at March 31, 2020 to $53.4 million at March 31, 2021.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our bank debt, our convertible senior notes, interest income from cash and cash equivalents and short-term investments in marketable securities. Interest expense, net was $22.1 million and 8.6 million for the quarters ended March 31, 2021 and March 31, 2020, respectively. The increase in interest expense primarily is associated with the 2027 Notes issued in May 2020 and Livongo Notes that the Company agreed to guarantee in October 2020.

Other (Income) Expense, Net. Other (income) expense, net for the quarter ended March 31, 2021 consisted primarily of a $5.7 million unrealized gain on a non-marketable equity security as well as foreign exchange gain or loss.

Income tax expense (benefit).   Income tax expense was $87.0 million for the quarter ended March 31, 2021 compared to $(0.7) million benefit for the quarter ended March 31, 2020. We recognized a non-cash income tax charge of $87.0 million, substantially reflecting the discrete charge for additional valuation allowance on excess stock compensation benefits associated with the Livongo merger.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Quarter Ended
	March 31,
	2021	2020
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(18,026)	$(6,320)
Net cash used in investing activities	(16,030)	(11,928)
Net cash provided by financing activities	22,175	15,053
Total	$(11,881)	$(3,195)

Our principal sources of liquidity were cash and cash equivalents, comprised of money market funds and marketable securities, totaling $720.1 million, including restricted cash of $3.8 million as of March 31, 2021. Additionally, we had short-term marketable securities of $2.6 million as of March 31, 2021.

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

On January 4, 2021, we completed the acquisition of the UK-based telemedicine provider Consultant Connect for an aggregate consideration of $56.3 million, net of cash acquired, of which $55.9 million was paid in the three months ended March 31, 2021. Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom.

On October 30, 2020, we completed the merger with Livongo. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of our common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. The total consideration was $13,876.9 million consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.2 million shares of Teladoc Health’s common stock valued at approximately $12,941.3 million on October 30, 2020. Livongo is a leading provider to empower people with chronic conditions to live better and healthier lives.

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

On July 1, 2020, we completed the acquisition of InTouch for aggregate consideration of $1,069.8 million, which was comprised of 4.6 million shares of our common stock valued at $903.3 million on July 1, 2020 and $166.5 million of net cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems.

On May 19, 2020, we issued, at par value, $1 billion aggregate principal amount of 1.25% convertible senior notes due 2027. The 2027 Notes bear cash interest at a rate of 1.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The 2027 Notes will mature on June 1, 2027. The net proceeds to us from the offering were $975.9 million after deducting offering costs of approximately $24.1 million.

See Note 11, “Convertible Senior Notes” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on the Notes.

Cash Used in Operating Activities

Cash flows used in operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $18.0 million and $6.3 million for the quarters ended March 31, 2021 and 2020, respectively. The year-over-year increase was substantially driven by the timing of payments and higher employee bonuses and payroll taxes, offset by higher revenues and other working capital changes.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, providers fee, inventory, insurance, office expenses, technology costs, market data costs, interest expense and Acquisition, Integration and Transformation costs. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Used in Investing Activities

Cash used in investing activities was $16.0 million for the three months ended March 31, 2021. Cash used in investing activities consisted of acquisition of businesses of $55.9 million, net of cash acquired, investment in capital expenditures totaling $2.1 million, investments in capitalized software development costs of $11.1 million, and partially offset by proceeds from short-term marketable securities of $50.0 million.

Cash used in investing activities was $11.9 million for the three months ended March 31, 2020. Cash used in investing activities consisted of the purchases of property and equipment totaling $0.9 million, investments in capitalized software development costs of $2.0 million, and $9.0 million of pre-funding associated with the then-pending InTouch acquisition.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $22.2 million. Cash provided by financing activities primarily consisted of $11.9 million of proceeds from the exercise of employee stock options, $8.6 million of proceeds withheld from participants in the employee stock purchase plan, $4.8 million of proceeds from advances from financing companies and $1.2 million of timing associated with net cash proceeds for tax withholding for stock-based compensation and redemption of 2022 Notes and $4.1 million from a net change in payments from customers against advances from financing companies.

Cash provided by financing activities for the three months ended March 31, 2020 was $15.1 million. Cash provided by financing activities consisted of $14.9 million of proceeds from the exercise of employee stock options and $0.2 million of timing associated with cash proceeds for tax withholding for options exercised.

On June 4, 2020, the Livongo Notes referred to in Note 11 were issued on an unsecured basis by Livongo Health, Inc. In connection with the acquisition of Livongo by Teladoc Health, Inc. on October 30, 2020, Teladoc Health, Inc. became the parent guarantor of the Livongo Notes. The guarantee is full and unconditional and ranks equally in right of payment with all existing and future unsecured senior indebtedness. As disclosed below, summary financial information is presented for Teladoc Health, Inc., as Guarantor, excluding its consolidated subsidiaries (other than Livongo), and Livongo Health, Inc., as the Issuer, excluding its consolidated subsidiaries, collectively referred to as the Obligor Group. The summary financial information of the Obligor Group is presented on a combined basis and transactions between the combined entities have been eliminated and investments in and equity in earnings from non-guarantor subsidiaries have been excluded. Financial information for non-guarantor entities has been excluded. For the quarter ended March 31, 2021, revenue of the Obligor Group was $191.4 million, operating loss was $(119.6) million, net loss before taxes was $(147.0) million and net loss was $(234.1) million. As of March 31, 2021, current assets of the Obligor Group were $790.1 million, inter-company receivables were $321.6 million, total assets were $17,268.5 million, current liabilities were $131.2 million, inter-company payables were $50.8 million and total liabilities were $1,600.0 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$78,157	$19,414	$36,824	$17,913	$4,006
Non-cancelable purchase commitments	9,652	7,707	1,945	0	0
Debt obligations under the Convertible Notes	1,770,128	0	0	770,128	1,000,000
Interest associated with the Convertible Notes	108,550	20,339	40,679	33,366	14,166
Total	$1,966,487	$47,460	$79,448	$821,407	$1,018,172

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to the financing, liquidity, market, or credit risk that could arise if we had engaged in those types of relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the United States and currently execute approximately 92% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Although we deposit our cash with multiple financial institutions in the U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits. Our short-term investments are comprised of a portfolio of diverse high credit rating instruments with maturity durations of one year or less.

No Client represented over 10% of revenues for the quarters ended March 31, 2021 or 2020.

No Client represented over 10% of accounts receivable at March 31, 2021 or December 31, 2020.

Revenue from Clients located in the United States for the quarters ended March 31, 2021 and 2020 were $415.9 million and $151.4 million, respectively. Revenue from Clients located outside the United States for the quarters ended March 31, 2021 and 2020 were $37.8 million and $29.4 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 13, “Legal Matters”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/01/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	10/30/20

3.5	Fifth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/19/21

10.1	Form of Performance Restricted Stock Unit Agreements under the Teladoc Health, Inc. 2015 Incentive Award Plan.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: May 3, 2021	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: May 3, 2021	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer