Form 10-Q
period 2021-06-30
Teladoc Health, Inc.
filed 2021-08-02
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 28, 2021, the Registrant had 159,248,228 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$783,724	$733,324
Short-term investments	2,538	53,245
Accounts receivable, net of allowance of $10,952 and $6,412, respectively	179,436	169,281
Inventories	56,990	56,498
Prepaid expenses and other current assets	82,149	47,259
Total current assets	1,104,837	1,059,607
Property and equipment, net	28,184	28,551
Goodwill	14,454,712	14,581,255
Intangible assets, net	1,963,172	2,020,864
Operating lease - right-of-use assets	41,880	46,647
Other assets	18,334	18,357
Total assets	$17,611,119	$17,755,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,077	$46,030
Accrued expenses and other current liabilities	91,609	83,657
Accrued compensation	59,629	94,593
Deferred revenue-current	69,293	52,356
Advances from financing companies	13,619	13,453
Current portion of long-term debt	0	42,560
Total current liabilities	276,227	332,649
Other liabilities	1,346	1,616
Operating lease liabilities, net of current portion	36,493	43,142
Deferred revenue, net of current portion	3,501	2,449
Advances from financing companies, net of current portion	9,561	9,926
Deferred taxes	81,882	102,103
Convertible senior notes, net	1,201,039	1,379,592
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 159,462,979 shares and 150,281,099 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	159	150
Additional paid-in capital	17,314,749	16,857,797
Accumulated deficit	(1,326,129)	(992,661)
Accumulated other comprehensive gain	12,291	18,518
Total stockholders’ equity	16,001,070	15,883,804
Total liabilities and stockholders’ equity	$17,611,119	$17,755,281

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$503,139	$241,030	$956,814	$421,829
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	160,273	90,780	306,232	163,162
Operating expenses:
Advertising and marketing	103,221	47,578	192,660	80,093
Sales	63,856	18,687	128,649	36,627
Technology and development	80,759	23,029	158,767	42,286
Acquisition, integration and transformation costs	11,421	1,627	17,744	5,291
General and administrative	111,216	56,615	216,388	102,957
Depreciation and amortization	51,341	9,893	100,000	19,603
Total expenses	582,087	248,209	1,120,440	450,019
Loss from operations	(78,948)	(7,179)	(163,626)	(28,190)
Loss on extinguishment of debt	31,419	7,751	42,878	7,751
Other (income) expense, net	(217)	(111)	(5,869)	574
Interest expense, net	20,473	13,262	42,598	21,880
Net loss before taxes	(130,623)	(28,081)	(243,233)	(58,395)
Income tax expense (benefit)	3,196	(2,399)	90,235	(3,110)
Net loss	(133,819)	(25,682)	(333,468)	(55,285)
Other comprehensive gain (loss), net of tax:
Cumulative translation adjustment	7,265	12,880	(6,227)	(4,674)
Comprehensive loss	$(126,554)	$(12,802)	(339,695)	$(59,959)

Net loss per share, basic and diluted	$(0.86)	$(0.34)	$(2.16)	$(0.74)

Weighted-average shares used to compute basic and diluted net loss per share	156,055,090	76,512,870	154,187,739	74,919,194

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	1,238,112	1	11,907	0	0	11,908
Issuance of common stock upon vesting of restricted stock units	976,999	1	(1)	0	0	(0)
Issuance of common stock for conversion/redemption of 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(224,081)	0	0	(224,081)
Issuance of common stock for conversion of 2025 Notes	1,056,861	1	288,485	0	0	288,486
Equity portion of extinguishment of 2025 Notes	0	0	(237,261)	0	0	(237,261)
Retirement of shares related to acquisition (see Note 4)	(205,280)	(0)	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	90,000	0	0	90,000
Other comprehensive loss, net of tax	0	0	0	0	(13,492)	(13,492)
Net loss	0	0	0	(199,649)	0	(199,649)
Balance as of March 31, 2021	154,406,164	$154	$17,016,628	$(1,192,310)	$5,026	$15,829,498
Exercise of stock options	668,942	1	5,872	0	0	5,873
Issuance of common stock upon vesting of restricted stock units	278,206	0	(0)	0	0	(0)
Issuance of common stock under employee stock purchase plan	82,088	0	10,539	0	0	10,539
Issuance of common stock for conversion/exchange of 2025 Notes	4,027,578	4	617,161	0	0	617,165
Equity portion of extinguishment of 2025 Notes	0	0	(421,167)	0	0	(421,167)
Stock-based compensation	0	0	85,716	0	0	85,716
Other comprehensive gain, net of tax	0	0	0	0	7,265	7,265
Net loss	0	0	0	(133,819)	0	(133,819)
Balance as of June 30, 2021	159,462,978	$159	$17,314,749	$(1,326,129)	$12,291	$16,001,070

Balance of December 31, 2019	72,761,941	$73	$1,538,716	$(507,525)	$(17,239)	$1,014,025
Exercise of stock options	671,279	0	14,830	0	0	14,830
Issuance of common stock upon vesting of restricted stock units	642,411	1	(1)	0	0	0
Issuance of common stock for 2022 Notes	655	0	58	0	0	58
Stock-based compensation	0	0	18,421	0	0	18,421
Other comprehensive loss, net of tax	0	0	0	0	(17,554)	(17,554)
Net loss	0	0	0	(29,603)	0	(29,603)
Balance as of March 31, 2020	74,076,286	$74	$1,572,024	$(537,128)	$(34,793)	$1,000,177
Exercise of stock options	927,684	1	18,682	0	0	18,683
Issuance of common stock upon vesting of restricted stock units	109,768	0	(0)	0	0	0
Issuance of common stock under employee stock purchase plan	35,901	0	2,473	0	0	2,473
Issuance of common stock for 2022 Notes	3,949,794	4	693,802	0	0	693,806
Equity portion of extinguishment of 2022 Notes	0	0	(715,151)	0	0	(715,151)
Equity component of 2027 Notes, net of issuance costs	0	0	285,601	0	0	285,601
Stock-based compensation	0	0	22,142	0	0	22,142
Other comprehensive gain, net of tax	0	0	0	0	12,880	12,880
Net loss	0	0	0	(25,682)	0	(25,682)
Balance as of June 30, 2020	79,099,433	79	1,879,573	(562,810)	(21,913)	1,294,929

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities:
Net loss	$(333,468)	$(55,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,000	19,603
Amortization of right-of-use assets and depreciation of rental equipment	7,521	3,052
Allowance for doubtful accounts	7,534	2,290
Stock-based compensation	169,270	40,243
Deferred income taxes	83,823	(3,457)
Accretion of interest	32,566	16,576
Loss on extinguishment of debt	39,782	7,751
Gain on sale of investment	(5,901)	0
Other, net	38	214
Changes in operating assets and liabilities:
Accounts receivable	(16,573)	(24,773)
Prepaid expenses and other current assets	(26,758)	1,595
Inventory	(2,234)	0
Other assets	1,919	36
Accounts payable	(4,741)	1,844
Accrued expenses and other current liabilities	5,380	37,555
Accrued compensation	(35,606)	(1,818)
Deferred revenue	17,205	(12,347)
Operating lease liabilities	(5,833)	(2,788)
Other liabilities	267	(1,061)
Net cash provided by operating activities	34,191	29,230
Cash flows used in investing activities:
Capital expenditures	(4,405)	(1,641)
Capitalized software development costs	(21,508)	(6,449)
Proceeds from marketable securities	50,000	0
Proceeds from the sale of investment	10,901	—
Acquisitions of business, net of cash acquired	(56,336)	(13,500)
Other, net	3,150	0
Net cash used in investing activities	(18,198)	(21,590)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	17,781	33,513
Proceeds from issuance of 2027 Notes	0	1,000,000
Payment of issuance costs of 2027 Notes	0	(24,070)
Repurchase of 2022 Notes	(137)	(228,130)
Proceeds from advances from financing companies	7,924	0
Payment from customers against advances from financing companies	(8,122)	0
Proceeds from employee stock purchase plan	11,031	2,473
Cash received for withholding taxes on stock-based compensation, net	5,159	4,492
Other, net	(98)	0
Net cash provided by financing activities	33,538	788,278
Net increase in cash and cash equivalents	49,531	795,918
Foreign exchange difference	869	(1,428)
Cash and cash equivalents at beginning of the period	733,324	514,353
Cash and cash equivalents at end of the period	$783,724	$1,308,843

Income taxes paid	$52	$59

Interest paid	$7,972	$5,609

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc Health, as well as three professional associations, thirteen professional corporations and a service corporation (collectively, the “Association”). All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The Company holds a variable interest in the Association which contracts with physicians and other health professionals in order to provide services to the Company. The Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the Association and funds and absorbs all losses of the VIE and appropriately consolidates the Association.

Total revenue and net income (loss) for the VIE were $53.9 million and $(1.0) million, and $57.7 million and $0.9 million, for the quarters ended June 30, 2021 and 2020, respectively. Total revenue and net income (loss) for the VIE were $105.7 million and $(3.1) million, and $100.2 million and $0.8 million, for the six months ended June 30, 2021 and 2020, respectively. The VIE’s total assets, all of which were current, were $21.7 million and $28.7 million at June 30, 2021 and December 31, 2020, respectively. Total liabilities, all of which were current for the VIE, were $61.8 million and $65.8 million at June 30, 2021 and December 31, 2020, respectively. The VIE’s total stockholders’ deficit was $40.2 million and $37.1 million at June 30, 2021 and December 31, 2020, respectively.

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

Significant estimates and assumptions by management affect areas including the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), capitalization and amortization of software development costs, the finalization of purchase accounting adjustments, Client performance guarantees, the calculation of a contingent liability in connection with an acquisition earn-out, the provision for income taxes and related deferred tax accounts, revenue recognition, contingencies, and other items as described in the Summary of Significant Accounting policies in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06—"Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This standard becomes effective for the Company on January 1, 2022 and may be early adopted during an interim period of 2021. The Company will adopt the standard on January 1, 2022 and is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

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

Acquisition, Integration and Transformation Costs

Acquisition, integration and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including enhancing our customer relationship management (CRM) and enterprise resource planning (ERP) systems, incurred in connection with our acquisition and integration activities.

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

Note 3. Revenue, Deferred Revenue, Deferred Costs and Other

The Company generates access fees from Clients accessing its professional provider network, hosted virtual healthcare platform and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service and other specialty visits. In addition, other revenue is primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Access revenue accounted for 86% of our revenue for both the quarter and six months ended June 30, 2021 and 76% of our revenue for both the quarter and six months ended June 30, 2020, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Access Fees Revenue
U.S.	$396,622	$152,021	$747,490	$259,960
International	37,422	30,150	74,710	59,264
Total	434,044	182,171	822,200	319,224

Visit Fee Revenue
U.S.	59,196	58,512	113,536	101,996
International	130	347	252	609
Total	59,326	58,859	113,788	102,605

Other
U.S.	9,363	0	20,034	0
International	406	0	792	0
Total	9,769	0	20,826	0

Total Revenues	$503,139	$241,030	$956,814	$421,829

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

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $72.8 million at June 30, 2021 and $26.2 million at June 30, 2020. The net increase of $18.0 million and $11.3 million in the deferred revenue balance for the six months ended June 30, 2021 and 2020, respectively, is primarily driven by InTouch and Livongo as well as the direct-to-consumer behavioral health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the quarters ended June 30, 2021 and 2020 that was included in deferred revenue at the beginning of the periods was $46.6 million and $12.4 million, respectively. Revenue recognized during the six months ended June 30, 2021 and 2020 that was included in deferred revenue at the beginning of the periods was $45.5 million and $11.2 million, respectively.

We expect to recognize $52.8 million and $8.5 million of revenue in 2021 and 2022, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021.

Deferred Costs and Other

Deferred costs and other, which are classified as a component of Prepaid expenses and other current assets or Other assets depending on term, consist of the following as of June 30, 2021 (in thousands):

	As of	As of
	June 30,	December 31,
	2021	2020
Deferred costs and other, current	16,658	3,468
Deferred costs and other, noncurrent	7,913	2,179
Total deferred costs and other	$24,571	$5,647

Deferred costs and other activity are as follows (in thousands):

Deferred Costs and Other
Beginning balance as of December 31, 2020	$5,647
Additions	25,539
Cost of revenue recognized	(6,615)
Ending balance as of June 30, 2021	$24,571

Note 4. Business Acquisitions

On January 4, 2021, the Company completed the acquisition of the UK-based telemedicine provider Consultant Connect for a cash consideration of $56.3 million, net of cash acquired. Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom. As part of purchase accounting, the Company recognized intangibles related to customer relationships, technology and the brand of $9.8 million, $1.9 million, and $0.6 million, respectively; and goodwill of $47.3 million. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible.

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

The allocation of the consideration transferred to the assets acquired and the liabilities assumed for the Livongo merger remains preliminary and therefore can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. As discussed further in Note 15, the Company recognized a non-cash income tax charge during the six months ended June 30, 2021, substantially reflecting the recording of a valuation allowance on stock compensation benefits associated with the Livongo merger. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the acquisition date.

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

The Company’s pro forma revenue and net loss for the quarters ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020 below have been prepared as if Livongo and InTouch had been purchased on January 1, 2020. The Company made some pro-forma adjustments related to deferred revenue, deferred costs, amortization of intangible assets, interest expense, stock-based compensation, acquisition costs and transaction expenses.

	Unaudited Pro Forma		Unaudited Pro Forma
	Quarters Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$502,536	$357,302	$954,736	$627,723
Net loss	$(121,308)	$(98,952)	$(215,536)	$(699,488)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results. The Company recorded approximately $162.1 million of revenue, net of deferred revenue acquisition related fair value adjustments and $(56.9) million of net loss in total from Livongo and InTouch for the quarter ended June 30, 2021. The Company recorded approximately $308.9 million of revenue, net of deferred revenue acquisition related fair value adjustments and $(125.5) million of net loss in total from Livongo and InTouch for the six months ended June 30, 2021.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Raw materials and purchased parts	$22,720	$19,591
Work in process	875	1,431
Finished goods	33,395	35,476
Total inventories	$56,990	$56,498

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
					Remaining
	Useful		Accumulated	Net Carrying	Useful Life
	Life	Gross Value	Amortization	Value	(Years)
June 30, 2021
Client relationships	2 to 20 years	$1,468,151	$(149,380)	$1,318,771	15.0
Non-compete agreements	1.5 to 5 years	5,046	(5,046)	(0)	0
Trademarks	3 to 15 years	326,997	(30,644)	296,353	10.0
Patents	3 years	200	(200)	0	0
Capitalized software development costs	3 to 5 years	81,178	(31,272)	49,906	2.7
Technology	5 to 7 years	339,150	(41,008)	298,142	6.1
Intangible assets, net		$2,220,722	$(257,550)	$1,963,172	12.6
December 31, 2020
Client relationships	2 to 20 years	$1,460,648	$(100,844)	$1,359,804	15.4
Non-compete agreements	1.5 to 5 years	5,097	(4,872)	225	0.4
Trademarks	3 to 15 years	326,786	(15,576)	311,210	10.5
Patents	3 years	200	(200)	0	0
Capitalized software development costs	3 to 5 years	52,518	(24,771)	27,747	2.8
Technology	5 to 7 years	338,150	(16,272)	321,878	6.6
Intangible assets, net		$2,183,399	$(162,535)	$2,020,864	13.1

Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $49.1 million and $9.0 million for the quarters ended June 30, 2021 and 2020, respectively. Amortization expense, net of foreign currency remeasurement for intangible assets was $95.7 million and $17.9 million for the six months ended June 30, 2021 and 2020, respectively.

Note 7. Goodwill

Goodwill consists of the following (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2021	2020
Beginning balance	$14,581,255	$746,079
Additions associated with acquisitions	47,328	13,812,198
Purchase consideration adjustment (see Note 4)	(61,108)	0
Deferred tax adjustment (see Note 15)	(106,532)	0
Cumulative translation adjustment	(6,231)	22,978
Goodwill	$14,454,712	$14,581,255

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Professional fees	$3,214	$4,717
Consulting fees/provider fees	19,218	23,167
Client performance guarantees	7,151	7,215
Legal fees	3,419	2,419
Interest payable	1,488	2,049
Income tax payable	6,182	1,627
Insurance	6,170	3,139
Marketing	7,173	2,815
Operating lease liabilities - current	12,996	11,438
Earnout	4,186	4,514
Other	20,412	20,557
Total	$91,609	$83,657

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$783,724	$0	$0	$783,724
Short-term investments	$0	$2,538	$0	$2,538
Contingent liability	$0	$0	$4,186	$4,186

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$733,324	$0	$0	$733,324
Short-term investments	$0	$53,245	$0	$53,245
Equity securities without readily determinable fair values	$0	$5,000	$0	$5,000
Contingent liability	$0	$0	$4,514	$4,514

There were no transfers between fair value measurement levels during the quarter or six months ended June 30, 2021 and 2020.

The change in fair value of the Company’s equity securities without readily determinable fair values was as follows:

Fair value and historical cost basis at December 31, 2020	$5,000
Upward adjustment due to observable price change in identical securities	5,901
Sale of investment	(10,901)
Fair value at June 30, 2021	$0

The change in fair value of the Company’s contingent liability is recorded in acquisition, integration and transformation costs in the consolidated statements of operations. The contingent liability is based on future revenue and profitability expectations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Fair value at December 31, 2020	$4,514
Payments	(187)
Change in fair value	(6)
Currency translation adjustment	(135)
Fair value at June 30, 2021	$4,186

Note 10. Leasing Operations

The Company has operating leases for facilities, hosting co-location facilities and certain equipment under non-cancelable leases in the United States and various international locations. The leases have remaining lease terms of 1 to 7 years, with options to extend the lease term from 1 to 5 years. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the arrangement covering the right to use property, plant or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company will separately allocate the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

Operating Leases

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of June 30, 2021, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

As of
Operating Leases:	June 30, 2021
2021	$9,810
2022	14,130
2023	12,051
2024	8,529
2025	5,318
2026	5,440
Total future minimum payments	$55,278

The Company rents its systems to certain qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of June 30, 2021, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company has agreed to guarantee Livongo’s obligations (the “Livongo Notes;” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.

The following table presents certain terms of the Notes:

	2027 Notes	2025 Notes	Livongo Notes
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of June 30, 2021 (in millions)	$1,107.0	$19.0	$843.6
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of June 30, 2021	4.1258	18.6621	13.94
Remaining Contractual Life as of June 30, 2021	5.9 years	3.9 years	3.9 years

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

In accounting for the issuance of the 2027 Notes, 2025 Notes and the 2022 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the applicable Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to the applicable maturity date. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2027 Notes, 2025 Notes and 2022 Notes was $286 million,

$91.4 million and $62.4 million, respectively, net of issuance costs which were recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet. The Company carries the liability component of the Livongo Notes at face value less unamortized debt discount on its condensed consolidated balance sheets and provides the fair value for disclosure purposes only. The Company has reserved an aggregate of 8.8 million shares of common stock for the Notes.

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

The liability components of the Notes consist of the following (in thousands):

	As of June 30,	As of December 31,
2027 Notes	2021	2020
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(269,694)	(287,916)
Net carrying amount	$730,306	$712,084

2025 Notes
Principal	$6,098	$276,788
Less: Debt discount, net (1)	(1,538)	(65,923)
Net carrying amount	$4,560	$210,865

Livongo Notes
Principal	$550,000	$550,000
Less: Debt discount, net (1)	(83,827)	(93,357)
Net carrying amount	$466,173	$456,643

2022 Notes
Principal	$0	$46,762
Less: Debt discount, net (1)	0	(4,202)
Net carrying amount	$0	$42,560

(1)	Included in the accompanying consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

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

The following table sets forth total interest expense recognized related to the Notes (and in the case of the Livongo Notes, subsequent to the acquisition of Livongo) (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
2027 Notes:	2021	2020	2021	2020
Contractual interest expense	$3,125	$1,493	$6,250	$1,493
Amortization of debt discount	9,163	4,033	18,222	4,033
Total	$12,288	$5,526	$24,472	$5,526
Effective interest rate of the liability component	3.4%	3.4%	3.4%	3.4%

	Quarters Ended		Six Months Ended
	June 30,		June 30,
2025 Notes:	2021	2020	2021	2020
Contractual interest expense	$255	$989	$1,068	$1,977
Amortization of debt discount	1,778	3,142	4,498	6,218
Total	$2,033	$4,131	$5,566	$8,195
Effective interest rate of the liability component	7.8%	7.9%	7.8%	7.9%

		Quarters Ended	Six Months Ended
		June 30,		June 30,
Livongo Notes:		2021		2021
Contractual interest expense		$1,203		$2,406
Amortization of debt discount		4,796		9,530
Total		$5,999		$11,936
Effective interest rate of the liability component		5.2%		5.2%

	Quarters Ended		Six Months Ended
	June 30,		June 30,
2022 Notes:	2021	2020	2021	2020
Contractual interest expense	$(164)	$1,286	$(60)	$3,349
Amortization of debt discount	0	2,521	316	6,281
Total	$(164)	$3,807	$256	$9,630
Effective interest rate of the liability component	3.0%	10.0%	3.0%	10.0%

Exchanges of Convertible Senior Notes Due 2025

In June 2021, the Company entered into privately negotiated agreements with certain holders of the 2025 Notes to exchange approximately $206.4 million aggregate principal amount of 2025 Notes for an aggregate of approximately 3.9 million shares of the Company’s common stock in private placement transactions pursuant to Section 4(a)(2) of the Securities Act. In addition, certain holders of the 2025 Notes converted their 2025 Notes in exchange for approximately 1.2 million shares of the Company’s common stock during the six months ended June 30, 2021. As a result of the exchanges and conversions, the Company recorded a charge associated with the loss on extinguishment of debt net of transaction fees of $31.4 million and $39.5 million during the quarter and six months ended June 30, 2021, respectively.

Redemption of Convertible Senior Notes Due 2022

In March 2021, the Company completed a redemption of all of the then outstanding 2022 Notes in exchange for approximately $0.1 million in cash (including accrued and unpaid interest). Prior to that redemption, certain holders of the 2022 Notes converted their 2022 Notes in exchange for 1.1 million shares of the Company’s common stock during the quarter ended March 31, 2021. As a result of the redemption and conversions, the Company recorded a charge associated with the loss on extinguishment of debt of $3.4 million during the quarter ended March 31, 2021.

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheet. Interest rates applicable to the outstanding advances as of June 30, 2021 ranged from 3.35 % to 8.25%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of June 30, 2021 by year as follows (in thousands):

As of June 30,
2021
2021	$7,367
2022	10,732
2023	4,528
2024	553
$23,180

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

Warrants

The Company had no warrants outstanding as of June 30, 2021 or December 31, 2020.

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

Stock Options

Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 12,537,677 shares available for grant at June 30, 2021.

Activity under the Plans is as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2020	5,826,685	$17.19	5.31	$1,064,944
Stock option grants	15,672	$180.94	N/A
Stock options exercised	(1,906,565)	$9.30	N/A	$(383,015)
Stock options forfeited	(45,406)	$16.45	N/A
Balance at June 30, 2021	3,890,386	$21.72	5.91	$563,821
Vested or expected to vest at June 30, 2021	3,890,386	$21.72	5.91	$563,821
Exercisable at June 30, 2021	3,261,942	$18.73	5.67	$481,348

The total grant-date fair value of stock options granted during the quarters ended June 30, 2021 and 2020 were $2.4 million and $0.2 million, respectively. The total grant-date fair value of stock options granted during the six months ended June 30, 2021 and 2020 were $2.8 million and $0.5 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2021	2020
Volatility	57.02% - 58.1%	46.1% – 51.0%
Expected term (in years)	4.1	4.3
Risk-free interest rate	0.31% - 0.65%	0.27% - 1.64%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$81.88	$49.44

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

For the quarters ended June 30, 2021 and 2020, the Company recorded compensation expense related to stock options of $27.4 million and $4.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded compensation expense related to stock options granted of $55.6 million and $8.1 million, respectively.

As of June 30, 2021, the Company had $64.8 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

Restricted Stock Units

In May 2017, the Company commenced issuing RSUs pursuant to the 2015 Incentive Award Plan and to certain employees and members of the Board of Directors under the 2017 Employment Inducement Incentive Award Plan.

The fair value of the RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs and on an accelerated tranche by tranche basis for performance-based awards. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under the RSUs is as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2020	3,550,595	$162.11
Granted	491,823	$207.73
Vested and issued	(987,004)	$121.45
Forfeited	(523,210)	$188.55
Balance at June 30, 2021	2,532,204	$177.30
Vested and unissued at June 30, 2021	13,755	$50.90
Non-vested at June 30, 2021	2,518,449	$177.30

The total grant-date fair value of RSUs granted during the quarters ended June 30, 2021 and 2020 were $13.9 million and $3.5 million, respectively. The total grant-date fair value of RSUs granted during the six months ended June 30, 2021 and 2020 were $101.9 million and $43.0 million, respectively.

For the quarters ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the RSUs of $51.3 million and $11.3 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the RSUs of $102.2 million and $20.7 million, respectively.

As of June 30, 2021, the Company had $394.3million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

Activity under the PSUs is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2020	429,319	$76.60
Granted	516,031	$131.67
Vested and issued	(268,201)	$74.33
Balance at June 30, 2021	677,149	$119.47
Vested and unissued at June 30, 2021	0	$0
Non-vested at June 30, 2021	677,149	$119.47

No PSUs were granted during the quarter ended June 30, 2021 or 2020. The total grant-date fair value of PSUs granted during the six months ended June 30, 2021 and 2020 were $67.9 million and $13.1 million, respectively.

For the quarters ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the PSUs of $5.9 million and $6.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the PSUs of $13.1 million and $10.9 million, respectively.

As of June 30, 2021, the Company had $30.1 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. A total of 926,109 shares of common stock were reserved for issuance under this plan as of June 30, 2021. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarters ended June 30, 2021 and 2020, the Company issued 82,088 shares and 35,901 shares, respectively under the ESPP. As of June 30, 2021, 517,015 shares remained available for issuance.

For the quarters ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $1.1 million and $0.5 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $3.3 million and $0.9 million, respectively.

As of June 30, 2021, the Company had $2.0 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 year.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$1,786	$0	$4,148	$0
Advertising and marketing	4,815	1,544	9,897	2,803
Sales	18,953	3,271	40,120	6,190
Technology and development	27,699	2,559	54,425	4,663
General and administrative	29,717	14,554	60,680	26,587
Total stock-based compensation expense (1)	$82,970	$21,928	$169,270	$40,243
(1)	Excluding the amount capitalized related to internal software development projects.

Note 15. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized, which was partially released in the quarter ended December 31, 2020. The Company’s income tax expense for the quarter and six months ended June 30, 2021 was $3.2 million and $90.2 million, respectively.

For the quarter ended June 30, 2021, the Company recognized a tax provision related to an increased U.S. valuation allowance since the first quarter, primarily due to the redemption and conversion of debt instruments, as well as discrete charges for a change in a foreign tax rate and the filing of income tax returns.

For the six months ended June 30, 2021, the Company recognized a non-cash income tax charge substantially reflecting a discrete non-cash charge for an additional valuation allowance on excess stock compensation benefits associated with the Livongo merger. This was recorded in the first quarter, and was partially offset by tax benefits on current period losses. This discrete charge also resulted in a $106.5 million measurement period reduction to goodwill.

The Company’s income tax benefit for the quarter and six months ended June 30, 2020 of $(2.4) million and $(3.1) million, respectively, was primarily related to the amortization of acquired intangibles and stock compensation deductions.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. The outbreak of COVID-19 in 2020 increased utilization of our telehealth services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our Clients and Members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with any related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs. Further, the economic effects of the COVID-19 pandemic have financially constrained some of our prospective and existing Clients’ healthcare spending, which may negatively impact our ability to acquire new Clients and our ability to renew subscriptions with or sell additional solutions to our existing Clients. We also may experience increased Member attrition to the extent our existing Clients reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and any resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers.

We have also taken measures in response to the COVID-19 pandemic, and we may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, Clients, Members, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offerings.

On January 4, 2021, we completed the acquisition of the UK-based telemedicine provider Consultant Connect for an aggregate consideration of $56.3 million, net of cash acquired. Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom.

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

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. For the quarter ended June 30, 2021, we increased revenue by 109% to $503.1 million, including an incremental $164.2 million from acquired businesses. For the six months ended June 30, 2021 we increased revenue by 127% to $956.8 million, including an incremental $313.3 million from acquired businesses. Excluding the impact of the acquisitions, revenue increased 41% and 53% for the quarter and six months ended June 30, 2021, respectively, reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and the Company’s broad momentum to transform the healthcare experience.

For both the quarter and six months ended June 30, 2021, 86%, 12% and 2% of our revenue was derived from access fees, visit fees and other, respectively. For both the quarter and six months ended June 30, 2020, 76% and 24% of our revenue were derived from access fees and visit fees, respectively. We believe our continued strong subscription fee revenue is mainly representative of the value proposition we provide the broader healthcare system.

Membership, Visits and Platform Enabled Sessions

We completed approximately 3.5 million and 6.7 million telehealth visits during the quarter and six months ended June 30, 2021, respectively. U.S. Paid Membership was 52.0 million at June 30, 2021. We also completed approximately 1.0 million and 2.1 million platform-enabled sessions associated with InTouch during the quarter and six months ended June 30, 2021, respectively.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide Members access to our professional provider network in exchange for contractual based periodic fees or access fees derived from our D2C Members. Therefore, we believe that our ability to add new Members is a key indicator of our increasing market adoption, the growth of our business and future revenue potential, and that increasing our Membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Members’ experiences. U.S. Paid Membership was 52.0 million at June 30, 2021.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service, and other specialty visits for contracts where the service is not part of access fees. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 28%, or 0.8 million, to approximately 3.5 million for the quarter ended June 30, 2021 compared to the same period in 2020. Visits increased by 40%, or 1.9 million, to approximately 6.7 million for the six months ended June 30, 2021 compared to the same period in 2020.

Number Platform Enabled of Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual care. Over time, we expect platform-enabled sessions to outpace overall revenue growth as telehealth becomes a bigger part of our Clients’ care delivery strategy. Our Clients completed 1.0 million and 2.1 million platform-enabled sessions during the quarter and six months ended June 30, 2021, respectively.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), capitalization and amortization of software development costs, the finalization of purchase accounting adjustments, Client performance guarantees, the calculation of a contingent liability in connection with an acquisition earn-out, the provision for income taxes and related deferred tax accounts, revenue recognition, contingencies, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2020 filed with the SEC.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and six months ended June 30, 2021 and 2020 and the dollar and percentage change between the respective periods (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021	2020			2021	2020
	$	$	Variance	%	$	$	Variance	%(a)
Revenue	$503,139	$241,030	$262,109	109%	$956,814	$421,829	$534,985	127%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	160,273	90,780	69,493	77%	306,232	163,162	143,070	88%
Operating expenses:								%
Advertising and marketing	103,221	47,578	55,643	117%	192,660	80,093	112,567	141%
Sales	63,856	18,687	45,169	242%	128,649	36,627	92,022	251%
Technology and development	80,759	23,029	57,730	251%	158,767	42,286	116,481	275%
Acquisition, integration and transformation costs	11,421	1,627	9,794	N/M %	17,744	5,291	12,453	235%
General and administrative	111,216	56,615	54,601	96%	216,388	102,957	113,431	110%
Depreciation and amortization	51,341	9,893	41,448	419%	100,000	19,603	80,397	410%
Total expenses	582,087	248,209	333,878	135%	1,120,440	450,019	670,421	149%
Loss from operations	(78,948)	(7,179)	(71,769)	N/M %	(163,626)	(28,190)	(135,436)	480%
Loss on extinguishment of debt	31,419	7,751	23,668	305%	42,878	7,751	35,127	453%
Other (income) expense, net	(217)	(111)	(106)	96%	(5,869)	574	(6,443)	N/M %
Interest expense, net	20,473	13,262	7,211	54%	42,598	21,880	20,718	95%
Net loss before taxes	(130,623)	(28,081)	(102,542)	365%	(243,233)	(58,395)	(184,838)	317%
Income tax expense (benefit)	3,196	(2,399)	5,595	(233)%	90,235	(3,110)	93,345	N/M %
Net loss	$(133,819)	$(25,682)	$(108,137)	421%	$(333,468)	$(55,285)	$(278,183)	N/M %

EBITDA and Adjusted EBITDA

The following is a reconciliation of net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for the quarters and six months ended June 30, 2021 and 2020 (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(133,819)	$(25,682)	$(333,468)	$(55,285)
Add:
Loss on extinguishment of debt	31,419	7,751	42,878	7,751
Other (income) expense, net	(217)	(111)	(5,869)	574
Interest expense, net	20,473	13,262	42,598	21,880
Income tax expense (benefit)	3,196	(2,399)	90,235	(3,110)
Depreciation and amortization	51,341	9,893	100,000	19,603
EBITDA(1)	(27,607)	2,714	(63,626)	(8,587)
Stock-based compensation	82,970	21,928	169,270	40,243
Acquisition, integration and transformation costs	11,421	1,627	17,744	5,291
Adjusted EBITDA(1)	$66,784	$26,269	$123,388	$36,947
(1)	Non-GAAP Financial Measures:

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

EBITDA consists of net loss before interest; other (income) expense, net, including foreign exchange gain or loss; taxes; depreciation and amortization; and loss on extinguishment of debt. Adjusted EBITDA consists of net loss before interest; other (income) expense, net, including foreign exchange gain or loss; taxes; depreciation and amortization; loss on extinguishment of debt; stock-based compensation; and acquisition, integration and transformation costs. We believe that making such adjustments provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

Consolidated Results of Operations

We completed our acquisitions of Consultant Connect on January 4, 2021, Livongo on October 30, 2020, and InTouch on July 1, 2020 (the “acquisitions”). The results of operations of the aforementioned acquisitions have been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of each acquisition.

Revenue. Total revenue was $503.1 million for the quarter ended June 30, 2021, compared to $241.0 million during the quarter ended June 30, 2020, an increase of $262.1 million, or 109%. Excluding the impact from acquisitions of $164.2 million, revenue increased 41%. The increase in revenue was driven primarily by the generation of additional access fees by our Membership base, particularly among behavorial health specialities. Revenue from U.S. subscription access fees was $396.6 million for the quarter ended June 30, 2021 compared to $152.0 million for the quarter ended June 30, 2020, an increase of $244.6 million, or 161%. In addition, revenue from international access fees was $37.4 million for the quarter ended June 30, 2021 compared to $30.2 million for the quarter ended June 30, 2020, an increase of $7.2 million, or 24%.

Total revenue was $956.8 million for the six months ended June 30, 2021, compared to $421.8 million for the six months ended June 30, 2020, an increase of $535.0 million, or 127%. Excluding the impact from acquisitions of $313.1 million, revenue increased 53%. Similar to the quarterly results, these increases were driven primarily by the generation of additional access fees by our Membership base. Revenue from U.S. access fees was $747.5 million for the six months ended June 30, 2021 compared to $260.0 million for the six months ended June 30, 2020, an increase of $487.5 million, or 188%. In addition, international access fees, visit fees and other revenues increased by $15.4 million, $11.2 million and $20.8 million, respectively, on a year-to-date basis.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue (exclusive of depreciation and amortization, which is shown separately below) was $160.3 million for the quarter ended June 30, 2021 compared to $90.8 million for the quarter ended June 30, 2020, an increase of $69.5 million, or 77%. Cost of revenue increased by $143.1 million, or 88%, on a year-to-date basis. The increase for both the quarter and year-to-date periods were primarily due to the impact of acquisitions, growth in visits associated with higher revenue which resulted in increased provider fees, and increased physician network operation center costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $103.2 million for the quarter ended June 30, 2021 compared to $47.6 million for the quarter ended June 30, 2020, an increase of $55.6 million, or 117%. The increase was driven by a $38.7 million increase in Member engagement initiatives, digital and media advertising, sponsorship of professional organizations and trade shows; the impact from acquisitions; and a $1.4 million impact driven by the hiring of additional personnel.

On a year-to-date basis, advertising and marketing expenses increased by $112.6 million, or 141%, driven by a $78.7 million increase in Member engagement initiatives, digital and media advertising, sponsorship of professional organizations and trade shows, the impact of acquisitions, and a $3.5 million impact driven by the hiring of additional personnel.

Sales Expenses. Sales expenses were $63.9 million for the quarter ended June 30, 2021 compared to $18.7 million for the quarter ended June 30, 2020, an increase of $45.2 million, or 242%. On a year-to-date basis, sales expense increased $92.0 million, or 251%. The increases for both the quarter and year-to-date periods substantially reflect the impact from acquisitions.

Technology and Development Expenses. Technology and development expenses were $80.8 million for the quarter ended June 30, 2021 compared to $23.0 million for the quarter ended June 30, 2020, an increase of $57.7 million, or 251%. On a year-to-date basis, technology and development expenses increased by $116.5 million, or 275%. In addition to substantially reflecting the impact of acquisitions, the increases for the quarter and year-to-date periods were driven by increases of $3.5 million and $8.9 million, respectively, due to the hiring of additional personnel and increases of $4.3 million and $9.4 million, respectively, due to ongoing projects to continuously improve our technology portfolio and other similar items.

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

Acquisition, integration and transformation costs were $11.4 million for the quarter ended June 30, 2021 compared to $1.6 million for the quarter ended June 30, 2020, an increase of $9.8 million, primarily driven by acquisition related and transformation costs. These costs, which also increased by $12.5 million on a year-to-date basis, were incurred primarily to drive integration and transformation activities resulting from the InTouch, Livongo and Consultant Connect acquisitions.

General and Administrative Expenses. General and administrative expenses were $111.2 million for the quarter ended June 30, 2021 compared to $56.6 million for the quarter ended June 30, 2020, an increase of $54.6 million, or 96%. The increase primarily reflects the impact of acquisitions and a $5.3 million increase in employee-related expenses reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic. Other expenses, including office-related charges, bank charges, therapist recruiting, liability insurance, legal and bad debt expenses, increased a combined total of $19.6 million, reflecting the overall impact of growth on the business.

On a year-to-date basis, general and administrative expenses increased by $113.4 million, or 110%. The increase primarily reflects the impact of acquisitions and a $12.0 million increase in employee-related expenses reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic. Other expenses, including office-related charges, bank charges, therapist recruiting, liability insurance, legal and bad debt expenses, increased a combined total of $32.7 million, reflecting the overall impact of growth on the business.

Depreciation and Amortization. Depreciation and amortization was $51.3 million for the quarter ended June 30, 2021 compared to $9.9 million for the quarter ended June 30, 2020, an increase of $41.4 million. Depreciation and amortization was $100.0 million for the six months ended June 30, 2021 compared to $19.6 million, an increase of $80.4 million on a year-to-date basis. This increase was due to additional amortization expense substantially related to acquisition-related intangible assets that increased from $325.9 million at June 30, 2020 to $2,220.7 million at June 30, 2021 and an increase in depreciation expense on an increased base of depreciable fixed assets that increased from $26.7 million at June 30, 2020 to $56.0 million at June 30, 2021.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $31.4 million for the quarter ended June 30, 2021 compared to $7.8 million for the quarter ended June 30, 2020, an increase of $23.7 million. On a year-to-date basis, loss on extinguishment of debt increased by $35.1 million. This increase was primarily due to the exchanges and conversions of the 2025 Notes.

Other (Income) Expense, Net. Other (income) expense, net was $(0.2) million for the quarter ended June 30, 2021 compared to $(0.1) million for the quarter ended June 30, 2020 and consisted primarily of foreign exchange remeasurements. Other (income) expense, net was $(5.9) million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020. The year-to-date change consisted primarily of a $5.7 million gain on sale of a non-marketable equity security.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with advances from financing companies, our convertible senior notes, interest income from cash and cash equivalents and short-term investments in marketable securities. Interest expense, net was $20.5 million and $13.3 million for the quarters ended June 30, 2021 and 2020, respectively. Interest expense, net was $42.6 million for the six months ended June 30, 2021 compared to $21.9 million for the six months ended June 30, 2020. The increase in interest expense primarily is associated with the 2027 Notes issued in May 2020 and Livongo Notes that the Company agreed to guarantee in October 2020.

Income tax expense (benefit).   Income tax expense was $3.2 million for the quarter ended June 30, 2021 compared to $(2.4) million for the quarter ended June 30, 2020. Income tax expense was $90.2 million for the six months ended June 30, 2021 compared to $(3.1) million benefit for the six months ended June 30, 2020. In the first quarter 2021, we recognized a non-cash income tax expense of $87.0 million, substantially reflecting the discrete charge for additional valuation allowance on excess stock compensation benefits associated with the Livongo merger.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Consolidated Statements of Cash Flows Data
Net cash provided by operating activities	$34,191	$29,230
Net cash used in investing activities	(18,198)	(21,590)
Net cash provided by financing activities	33,538	788,278
Total	$49,531	$795,918

Our principal sources of liquidity were cash and cash equivalents, comprised of money market funds and marketable securities, totaling $783.7 million, including restricted cash of $3.8 million as of June 30, 2021. Additionally, we had short-term marketable securities of $2.5 million as of June 30, 2021.

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

On January 4, 2021, we completed the acquisition of the UK-based telemedicine provider Consultant Connect for an aggregate consideration of $56.3 million, net of cash acquired. Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom.

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

On October 30, 2020, as part of the Livongo merger, we agreed to guarantee Livongo’s obligations under its $550.0 million aggregate principal amount of convertible senior notes due 2025, which had been issued by Livongo on June 4, 2020, prior to our acquisition of Livongo. The Livongo Notes bear cash interest at a rate of 0.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Livongo Notes will mature on June 1, 2025.

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

Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2021 cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $34.2 million for the six months ended June 30, 2021 compared to cash provided by operating activities of $29.2 million for the prior year period. The year-over-year increase was primarily driven by higher revenues, offset by the timing of payments for bonuses and payroll taxes, increase in prepaid expenses substantially related to deferred device costs and acquisition, integration and transformation costs, and other net working capital reductions.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, provider fees, inventory, insurance, office expenses, technology costs, market data costs, legal and professional fees, interest expense and acquisition, integration and transformation costs. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Used in Investing Activities

Cash used in investing activities was $18.2 million for the six months ended June 30, 2021. Cash used in investing activities consisted of acquisition of businesses of $56.3 million, net of cash acquired, investment in capital expenditures totaling $4.4 million, investments in capitalized software development costs of $21.5 million, and partially offset by proceeds from short-term marketable securities of $50.0 million and sale of investment of $10.9 million.

Cash used in investing activities was $21.6 million for the six months ended June 30, 2020. Cash used in investing activities consisted of the purchases of property and equipment totaling $1.6 million, investments in internally developed capitalized software of $6.5 million, and $13.5 million of pre-funding associated with the InTouch acquisition.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $33.5 million. Cash provided by financing activities primarily consisted of $17.8 million of proceeds from the exercise of employee stock options, $11.0 million of proceeds withheld from participants in the employee stock purchase plan, $7.9 million of proceeds from advances from financing companies and $4.9 million of timing associated with net cash proceeds for tax withholding for stock-based compensation and redemption of the 2022 Notes and $8.1 million from a net change in payments from customers against advances from financing companies.

Cash provided by financing activities for the six months ended June 30, 2020 was $788.3 million. Cash provided by financing activities consisted of $975.9 million of net cash proceeds from the issuance of the 2027 Notes, $33.5 million of proceeds from the exercise of employee stock options, $2.5 million of proceeds from employee stock purchase plan, and $4.5 million of timing associated with net cash proceeds for tax withholding for stock-based compensation, offset by $228.1 million of cash used in the repurchase of the 2022 Notes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$55,278	$9,810	$26,180	$13,848	$5,440
Non-cancelable purchase commitments	0	0	0	0	0
Debt obligations under the Convertible Notes	1,556,098	0	0	556,098	1,000,000
Interest associated with the Convertible Notes	94,574	17,396	36,637	29,083	11,458
Total	$1,705,950	$27,206	$62,817	$599,029	$1,016,898

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

We operate our business primarily within the United States and currently execute approximately 92% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to any foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

No Client represented over 10% of revenues for the quarters or six months ended June 30, 2021 or 2020.

No Client represented over 10% of accounts receivable at June 30, 2021 or December 31, 2020.

Revenues are reported by location of the client for our business to business activities and by location of where our operations are primarily located for direct to consumer activities. Revenue from Clients located in the United States for the quarters ended June 30, 2021 and 2020 were $465.2 million and $210.5 million, respectively. Revenue from Clients located outside the United States for the quarters ended June 30, 2021 and 2020 were $37.9 million and $30.5 million, respectively. Revenue from Clients located in the United States for the six months ended June 30, 2021 and 2020 were $881.1 million and $362.0 million, respectively. Revenue from Clients located outside the United States for the six months ended June 30, 2021 and 2020 were $75.7 million and $59.9 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/01/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	10/30/20

3.5	Fifth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/19/21

10.1	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective May 9, 2021).					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: August 2, 2021	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: August 2, 2021	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer