Form 10-Q
period 2021-09-30
Teladoc Health, Inc.
filed 2021-11-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 27, 2021, the Registrant had 160,086,661 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$823,828	$733,324
Short-term investments	2,538	53,245
Accounts receivable, net of allowance of $11,277 and $6,412, respectively	178,072	169,281
Inventories	56,937	56,498
Prepaid expenses and other current assets	95,941	47,259
Total current assets	1,157,316	1,059,607
Property and equipment, net	27,027	28,551
Goodwill	14,470,399	14,581,255
Intangible assets, net	1,932,012	2,020,864
Operating lease - right-of-use assets	47,935	46,647
Other assets	17,890	18,357
Total assets	$17,652,579	$17,755,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,655	$46,030
Accrued expenses and other current liabilities	106,252	83,657
Accrued compensation	75,891	94,593
Deferred revenue-current	72,865	52,356
Advances from financing companies	12,442	13,453
Current portion of long-term debt	0	42,560
Total current liabilities	302,105	332,649
Other liabilities	1,328	1,616
Operating lease liabilities, net of current portion	42,729	43,142
Deferred revenue, net of current portion	4,075	2,449
Advances from financing companies, net of current portion	9,561	9,926
Deferred taxes	93,824	102,103
Convertible senior notes, net	1,211,375	1,379,592
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 160,013,751 shares and 150,281,099 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	160	150
Additional paid-in capital	17,399,023	16,857,797
Accumulated deficit	(1,410,469)	(992,661)
Accumulated other comprehensive (loss) gain	(1,132)	18,518
Total stockholders’ equity	15,987,582	15,883,804
Total liabilities and stockholders’ equity	$17,652,579	$17,755,281

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$521,658	$288,812	$1,478,472	$710,641
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	169,041	104,725	475,273	267,887
Operating expenses:
Advertising and marketing	111,078	52,302	303,738	132,395
Sales	62,602	23,483	191,251	60,110
Technology and development	80,250	29,958	239,017	72,244
Acquisition, integration and transformation costs	4,340	25,395	22,084	30,686
General and administrative	103,016	59,742	319,404	162,699
Depreciation and amortization	51,907	12,932	151,907	32,535
Total expenses	582,234	308,537	1,702,674	758,556
Loss from operations	(60,576)	(19,725)	(224,202)	(47,915)
Loss on extinguishment of debt	850	1,227	43,728	8,978
Other expense (income), net	376	252	(5,493)	827
Interest expense, net	18,895	16,970	61,493	38,849
Net loss before taxes	(80,697)	(38,174)	(323,930)	(96,569)
Income tax expense (benefit)	3,643	(2,290)	93,878	(5,400)
Net loss	(84,340)	(35,884)	(417,808)	(91,169)
Other comprehensive (loss) gain, net of tax:
Cumulative translation adjustment	(13,423)	16,285	(19,650)	11,610
Comprehensive loss	$(97,763)	$(19,599)	$(437,458)	$(79,559)

Net loss per share, basic and diluted	$(0.53)	$(0.43)	$(2.68)	$(1.17)

Weighted-average shares used to compute basic and diluted net loss per share	159,435,165	83,607,902	155,926,680	77,821,073

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of June 30, 2021	159,462,978	$159	$17,314,749	$(1,326,129)	$12,291	$16,001,070
Exercise of stock options	216,882	1	5,174	0	0	5,175
Issuance of common stock upon vesting of restricted stock units	235,674	0	(0)	0	0	0
Issuance of common stock for conversion/exchange of 2025 Notes	98,217	0	14,868	0	0	14,868
Equity portion of extinguishment of 2025 Notes	0	0	(10,079)	0	0	(10,079)
Stock-based compensation	0	0	74,311	0	0	74,311
Other comprehensive loss, net of tax	0	0	0	0	(13,423)	(13,423)
Net loss	0	0	0	(84,340)	0	(84,340)
Balance as of September 30, 2021	160,013,751	$160	$17,399,023	$(1,410,469)	$(1,132)	$15,987,582

Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options, net	2,123,935	3	22,953	0	0	22,956
Issuance of common stock upon vesting of restricted stock units	1,490,879	1	(1)	0	0	0
ESPP	82,088	0	10,539	0	0	10,539
Issuance of common stock for 2022 Convertible Notes	1,058,373	1	270,111	0	0	270,112
Issuance of common stock for 2025 Notes	5,182,656	5	920,514	0	0	920,519
Recovery of excess common stock issued for acquisition (see Note 4)	(205,279)	(0)	(40,329)	0	0	(40,329)
Equity portion of extinguishment of 2025 Notes	0	0	(668,507)	0	0	(668,507)
Equity portion of extinguishment of 2022 Notes	0	0	(224,081)	0	0	(224,081)
Stock-based compensation	0	0	250,027	0	0	250,027
Other comprehensive loss, net of tax	0	0	0	0	(19,650)	(19,650)
Net loss	0	(0)	0	(417,808)	0	(417,808)
Balance as of September 30, 2021	160,013,751	$160	$17,399,023	$(1,410,469)	$(1,132)	$15,987,582

Balance as of June 30, 2020	79,099,433	$79	$1,879,573	$(562,810)	$(21,913)	$1,294,929
Exercise of stock options	400,555	0	7,113	0	0	7,113
Issuance of common stock upon vesting of restricted stock units	49,396	0	(0)	0	0	0
Issuance of common stock for conversion/redemption of 2022 Notes	950	0	187	0	0	187
Equity portion of extinguishment of 2022 Notes	0	0	(44)	0	0	(44)
Issuance of common stock for conversion/exchange of 2025 Notes	187,346	0	37,780	0	0	37,780
Equity portion of extinguishment of 2025 Notes	0	0	(29,326)	0	0	(29,326)
Issuance of common stock in acquisition	4,620,665	5	918,813	0	0	918,818
Stock-based compensation	0	0	21,178	0	0	21,178
Other comprehensive gain, net of tax	0	0	0	0	16,285	16,285
Net loss	0	0	0	(35,884)	0	(35,884)
Balance as of September 30, 2020	84,358,345	$84	$2,835,274	$(598,694)	$(5,628)	$2,231,036

Balance as of December 31, 2019	72,761,941	$73	$1,538,716	$(507,525)	$(17,239)	$1,014,025
Exercise of stock options, net	1,999,518	1	40,625	0	0	40,626
Issuance of common stock upon vesting of restricted stock units	801,575	1	(1)	0	0	0
ESPP	35,901	0	2,473	0	0	2,473
Issuance of common stock for 2022 Convertible Notes	3,951,399	4	694,047	0	0	694,051
Issuance of common stock for 2025 Notes	187,346	0	37,780	0	0	37,780
Issuance of common stock in acquisition	4,620,665	5	918,813	0	0	918,818
Equity portion of extinguishment of 2022 Notes	0	0	(715,195)	0	0	(715,195)
Equity portion of extinguishment of 2025 Notes	0	0	(29,326)	0	0	(29,326)
Equity component of 2027 Notes, net of issuance costs	0	0	285,601	0	0	285,601
Stock-based compensation	0	0	61,741	0	0	61,741
Other comprehensive gain, net of tax	0	0	0	0	11,611	11,611
Net loss	0	0	0	(91,169)	0	(91,169)
Balance as of September 30, 2020	84,358,345	$84	$2,835,274	$(598,694)	$(5,628)	$2,231,036

See accompanying notes to unaudited consolidated financial statements.

TELADOC HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net loss	$(417,808)	$(91,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151,907	32,535
Depreciation of rental equipment	2,500	851
Amortization of right-of-use assets	8,185	4,643
Allowance for doubtful accounts	11,353	2,320
Stock-based compensation	240,971	61,151
Deferred income taxes	91,414	(4,096)
Accretion of interest	46,843	29,459
Loss on extinguishment of debt	40,631	8,978
Gain on sale of investment	(5,901)	0
Other, net	38	216
Changes in operating assets and liabilities:
Accounts receivable	(19,407)	(16,450)
Prepaid expenses and other current assets	(34,566)	(5,906)
Inventory	(2,661)	(2,392)
Other assets	(3,432)	140
Accounts payable	(11,115)	6,584
Accrued expenses and other current liabilities	15,880	17,269
Accrued compensation	(17,352)	9,329
Deferred revenue	20,002	15,348
Operating lease liabilities	(8,202)	(4,360)
Other liabilities	1,502	(3,025)
Net cash provided by operating activities	110,782	61,425
Cash flows used in investing activities:
Capital expenditures	(5,611)	(2,872)
Capitalized software development costs	(35,402)	(14,515)
Proceeds from marketable securities	50,000	0
Proceeds from the sale of investment	10,901	0
Acquisitions of business, net of cash acquired	(75,944)	(159,663)
Other, net	3,150	0
Net cash used in investing activities	(52,906)	(177,050)
Cash flows provided by financing activities:
Net proceeds from the exercise of stock options	22,956	40,627
Proceeds from issuance of 2027 Notes	0	1,000,000
Payment of issuance costs of 2027 Notes	0	(24,070)
Repurchase of 2022 Notes	(139)	(228,153)
Proceeds from advances from financing companies	10,677	1,924
Payment against advances from financing companies	(12,053)	(4,427)
Proceeds from employee stock purchase plan	13,996	2,473
Cash received for withholding taxes on stock-based compensation, net	3,109	326
Other, net	(4,224)	0
Net cash provided by financing activities	34,322	788,700
Net increase in cash and cash equivalents	92,198	673,075
Foreign exchange difference	(1,694)	(129)
Cash and cash equivalents at beginning of the period	733,324	514,353
Cash and cash equivalents at end of the period	$823,828	$1,187,299

Income taxes paid	$3,114	$786

Interest paid	$7,973	$5,612

See accompanying notes to unaudited consolidated financial statements.

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is a global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2020, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

These financial statements include the results of Teladoc Health, as well as three professional associations and thirteen professional corporations (collectively, the “Association”). All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Total revenue and net income (loss) for the VIE were $56.2 million and $0.1 million, and $48.9 million and $(0.7) million, for the quarters ended September 30, 2021 and 2020, respectively. Total revenue and net income (loss)

for the VIE were $161.9 million and $(3.0) million, and $149.1 million and $0.1 million, for the nine months ended September 30, 2021 and 2020, respectively. The VIE’s total assets, all of which were current, were $31.0 million and $28.7 million at September 30, 2021 and December 31, 2020, respectively. Total liabilities, all of which were current for the VIE, were $71.0 million and $65.8 million at September 30, 2021 and December 31, 2020, respectively. The VIE’s total stockholders’ deficit was $40.1 million and $37.1 million at September 30, 2021 and December 31, 2020, respectively.

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

When the Company issues stock-based or cash awards to an acquired company’s stockholders, the Company evaluates whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

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

Other Expense (Income), Net

Other expense (income), net includes the impact of foreign currency remeasurement, realized and unrealized gains on investment securities and all other non-operating items not included in other financial statement lines.

Note 3. Revenue, Deferred Revenue, Deferred Costs and Other

The Company generates access fees from Clients accessing its professional provider network, hosted virtual healthcare platform and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service and other specialty visits. In addition, other revenue is primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Access revenue accounted for 87% and 78% of our revenue for the quarters ended September 30, 2021 and 2020. Access revenue accounted for 86% and 77% of our revenue for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Access Fees Revenue
U.S.	$413,594	$194,622	$1,161,084	$454,582
International	37,989	31,997	112,699	91,261
Total	451,583	226,619	1,273,783	545,843

Visit Fee Revenue
U.S.	59,863	50,948	173,399	152,944
International	116	96	368	705
Total	59,979	51,044	173,767	153,649

Other
U.S.	9,583	10,299	29,617	10,299
International	513	850	1,305	850
Total	10,096	11,149	30,922	11,149

Total Revenues	$521,658	$288,812	$1,478,472	$710,641

International revenues primarily reflect the location of the customer, except for direct to consumer activities which primarily reflect the location of operations to service customers.

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

For certain services, payment is required for future months before the service is delivered to the Member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $76.9 million at September 30, 2021 and $51.6 million at September 30, 2020. The net increase of $21.8 million and $36.8 million in the deferred revenue balance for the nine months ended September 30, 2021 and 2020, respectively, is primarily driven by InTouch and Livongo as well as the direct-to-consumer behavioral health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the quarters ended September 30, 2021 and 2020 that was included in deferred revenue at the beginning of the periods was $47.2 million and $18.9 million, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in deferred revenue at the beginning of the periods was $48.5 million and $10.6 million, respectively.

We expect to recognize $48.5 million and $15.4 million of revenue in 2021 and 2022, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2021.

Deferred Costs and Other

Deferred costs and other, consist of deferred device cost and deferred contract cost, which are classified as a component of Prepaid expenses and other current assets or Other assets depending on term, consist of the following as of September 30, 2021 (in thousands):

	As of	As of
	September 30,	December 31,
	2021	2020
Deferred costs and other, current	$20,243	$3,468
Deferred costs and other, noncurrent	7,788	2,179
Total deferred costs and other	$28,031	$5,647

Deferred costs and other activity are as follows (in thousands):

Deferred Costs and Other
Beginning balance as of December 31, 2020	$5,647
Additions	34,554
Cost of revenue recognized	(12,170)
Ending balance as of September 30, 2021	$28,031

Note 4. Business Acquisitions

On January 4, 2021, the Company completed the acquisition of the UK-based telemedicine provider Consultant Connect for cash consideration of $56.3 million, net of cash acquired. Consultant Connect provides a platform that specializes in facilitating healthcare professional-to-professional advice and guidance in the United Kingdom. As part of purchase accounting, the Company recognized intangibles related to customer relationships, technology and the brand of $9.8 million, $1.9 million, and $0.6 million, respectively; and goodwill of $47.3 million. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible.

On October 30, 2020, the Company completed the acquisition of Livongo through a merger in which Livongo became a wholly-owned subsidiary of the Company. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. The total initial consideration calculated on upon deal closing was $13,938.0 million, consisting of $401.0 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.4 million shares of Teladoc Health’s common stock valued at approximately $12,981.6 million on October 30, 2020. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $59.0 million and included transaction costs for investment bankers, other professional fees and income taxes for accelerated grants and were recognized in the Company’s consolidated statement of operations in acquisition, integration and transformation costs.

In the first quarter of 2021, the Company identified 205,279 of additional shares of Teladoc Health common stock that were included as part of the merger consideration (“Excess Shares”) and 85,481 of additional shares of Teladoc Health common stock that were not withheld from the merger consideration for withholding tax purposes (“Withholding Shares”). In addition, the Company identified $5.6 million of merger-related cash payments related to the Excess Shares (“Cash Overpayments”). The Company has recovered and cancelled all 205,279 of the Excess Shares and expects to recover the Cash Overpayments in the form of cash. The Company expects to apply the cash value of the Withholding Shares to offset future employment tax obligations of the Company. As a result, the total adjusted consideration was $13,876.9 million, consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.2 million shares of Teladoc Health’s common stock valued at approximately $12,941.3 million. The Company does not expect to incur any material charges or expenses related to the recovery of the Withholding Shares and the Cash Overpayments. Accordingly, the Company recorded, in the first quarter of fiscal year 2021, an increase to receivables in current other assets of $20.8 million, a decrease to consolidated stockholders’ equity of $40.3 million and a decrease to goodwill of $61.1 million.

In the first quarter of 2021, the Company recognized a discrete non-cash income tax charge substantially reflecting an additional valuation allowance on excess stock compensation benefits and other state deferred tax assets associated with the Livongo merger which resulted in a $106.5 million measurement period reduction to goodwill.

In the third quarter of 2021, the Company recorded a $5.0 million increase to goodwill reflecting a final adjustment to its measurement date tax valuation allowances and a $6.3 million increase to goodwill to reflect the cost to replace certain devices becoming obsolete due to provider upgrades to telecommunications networks known at the date of the Livongo merger.

On July 1, 2020, the Company completed the acquisition of InTouch through a merger in which InTouch became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $1,078.5 million, net of cash acquired of $1.1 million, which was comprised of 4.6 million shares of Teladoc’s common stock valued at $918.8 million on July 1, 2020, and $160.7 million of cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $12.5 million and included transaction costs for investment bankers and other professional fees and were recognized in the Company’s consolidated statement of operations in acquisition, integration and transformation costs.

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

The allocation of the consideration transferred to the assets acquired and the liabilities assumed for the Livongo merger remains preliminary and therefore can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. As discussed further in Note 15, the Company recognized a non-cash income tax charge during the nine months ended September 30, 2021, substantially reflecting the recording of a valuation allowance on stock compensation benefits associated with the Livongo merger. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the acquisition date.

Identifiable assets acquired and liabilities assumed (in thousands):

	Livongo	InTouch
Purchase price, net of cash acquired	$13,876,931	$1,069,759
Less:
Accounts receivable	80,084	16,986
Short term investment	52,500	0
Inventory	24,299	8,492
Property and equipment, net	8,952	11,366
Right of use assets	15,056	4,965
Other assets	17,337	2,541
Client relationships	1,050,000	164,580
Technology	300,000	29,190
Trademarks	250,000	32,630
Advances from financing companies	0	(26,012)
Accounts payable	(119,302)	(5,589)
Deferred revenue	(997)	(20,729)
Convertible notes	(453,417)	0
Deferred taxes	(37,980)	(30,102)
Lease liabilities	(18,834)	(5,495)
Other liabilities	(46,606)	(13,042)
Goodwill	$12,755,839	$899,978

The amount allocated to goodwill reflects the benefits Teladoc Health expects to realize from the growth of the respective acquisitions’ operations, cost savings, and various synergies.

The Company’s pro forma revenue and net loss for the quarters and nine months ended September 30, 2020 below have been prepared as if Livongo and InTouch had been purchased on January 1, 2020. As such, the Company made pro-forma adjustments related to deferred revenue, deferred costs, amortization of intangible assets, interest expense, stock-based compensation, acquisition costs and transaction expenses for the purpose of this presentation.

	Unaudited Pro Forma
	Quarter Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2020	2020
Revenue	$395,519	$1,026,957
Net loss	$(93,149)	$(778,287)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Raw materials and purchased parts	$21,836	$19,591
Work in process	501	1,431
Finished goods	34,600	35,476
Total inventories	$56,937	$56,498

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

						Weighted
						Average
						Remaining
	Useful		Accumulated	Net Carrying		Useful Life
	Life	Gross Value	Amortization	Value		(Years)
September 30, 2021
Client relationships	2 to 20 years	$1,467,396	$(174,523)	$1,292,873		14.8
Non-compete agreements	1.5 to 5 years	5,008	(5,008)	0
Trademarks	3 to 15 years	326,594	(38,075)	288,519		9.7
Patents	3 years	200	(200)	0
Capitalized software development costs	3 to 5 years	97,779	(35,717)	62,062		2.7
Technology	5 to 7 years	342,039	(53,481)	288,558		5.9
Intangible assets, net		$2,239,016	$(307,004)	$1,932,012		12.3
December 31, 2020
Client relationships	2 to 20 years	$1,460,648	$(100,844)	$1,359,804	`	15.4
Non-compete agreements	1.5 to 5 years	5,097	(4,872)	225		0.4
Trademarks	3 to 15 years	326,786	(15,576)	311,210		10.5
Patents	3 years	200	(200)	0
Capitalized software development costs	3 to 5 years	52,518	(24,771)	27,747		2.8
Technology	5 to 7 years	338,150	(16,272)	321,878		6.6
Intangible assets, net		$2,183,399	$(162,535)	$2,020,864		13.1

Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $49.6 million and $11.7 million for the quarters ended September 30, 2021 and 2020, respectively. Amortization expense, net of foreign currency remeasurement for intangible assets was $145.3 million and $29.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7. Goodwill

Goodwill consists of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Beginning balance as of December 31, 2020 and 2019, respectively	$14,581,255	$746,079
Additions associated with acquisitions	61,157	13,812,198
Purchase consideration adjustments (see Note 4)	(55,801)	0
Deferred tax adjustments (see Note 4)	(101,536)	0
Cumulative translation adjustment	(14,676)	22,978
Ending balance as of September 30, 2021 and December 31, 2020, respectively	$14,470,399	$14,581,255

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Professional fees	$2,726	$4,717
Consulting fees/provider fees	16,253	23,167
Client performance guarantees	8,817	7,215
Interest payable	5,811	2,049
Income tax payable	1,385	1,627
Insurance	6,272	3,139
Marketing	5,733	2,815
Operating lease liabilities - current	13,148	11,438
Earnout	0	4,514
Acquisition & Integration	4,212	1,036
Franchise and Sales Taxes	5,802	2,099
Device Replacement Cost	6,263	0
Other	29,831	19,841
Total	$106,252	$83,657

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

The Company’s investments in equity securities without readily determinable fair values are accounted for under the measurement alternative of the FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other expense (income), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date.

The Company measures its short-term investments at fair value on a recurring basis and classifies such as Level 2. They are valued using observable inputs that reflect quoted prices directly or indirectly in active markets. The short-term investments amortized cost approximates fair value.

The Company measured its contingent consideration at fair value on a recurring basis and classifies such as Level 3. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of the possible payments.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$823,828	$0	$0	$823,828
Short-term investments	$0	$2,538	$0	$2,538

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$733,324	$0	$0	$733,324
Short-term investments	$0	$53,245	$0	$53,245
Equity securities without readily determinable fair values	$0	$5,000	$0	$5,000
Contingent liability	$0	$0	$4,514	$4,514

There were no transfers between fair value measurement levels during the quarters or nine months ended September 30, 2021 and 2020.

The change in fair value of the Company’s equity securities without readily determinable fair values was as follows:

Fair value and historical cost basis at December 31, 2020	$5,000
Upward adjustment due to observable price change in identical securities	5,901
Sale of investment	(10,901)
Fair value at September 30, 2021	$0

The change in fair value of the Company’s contingent liability is recorded in acquisition, integration and transformation costs in the consolidated statements of operations. The contingent liability is based on future revenue and profitability expectations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Fair value at December 31, 2020	$4,514
Payments	(4,367)
Change in fair value	0
Currency translation adjustment	(147)
Fair value at September 30, 2021	$0

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

Operating Leases

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of September 30, 2021, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of
Operating Leases:	September 30, 2021
2021	$14,594
2022	14,872
2023	10,927
2024	7,233
2025	6,028
2026 and thereafter	13,997
Total future minimum payments	$67,651

The Company rents its systems to certain qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of September 30, 2021, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company has agreed to guarantee Livongo’s obligations (the “Livongo Notes;” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.

The following table presents certain terms of the Notes that were outstanding as of September 30, 2021:

	2027 Notes	2025 Notes	Livongo Notes
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of September 30, 2021 (in millions)	$970.5	$2.1	$710.6
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of September 30, 2021	4.1258	18.6621	13.94
Remaining Contractual Life as of September 30, 2021	5.7 years	3.6 years	3.7 years

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

In accounting for the issuance of the 2027 Notes, 2025 Notes and the 2022 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the applicable Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to the applicable maturity date. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2027 Notes, 2025 Notes and 2022 Notes was $286 million,

$91.4 million and $62.4 million, respectively, net of issuance costs which were recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet. The Company carries the liability component of the Livongo Notes at face value less unamortized debt discount on its condensed consolidated balance sheets and provides the fair value for disclosure purposes only. The Company has reserved an aggregate of 8.7 million shares of common stock for the Notes.

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

The liability components of the Notes consist of the following (in thousands):

	As of September 30,	As of December 31,
2027 Notes	2021	2020
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(260,324)	(287,916)
Net carrying amount	$739,676	$712,084

2025 Notes
Principal	$882	$276,788
Less: Debt discount, net (1)	(215)	(65,923)
Net carrying amount	$667	$210,865

Livongo Notes
Principal	$550,000	$550,000
Less: Debt discount, net (1)	(78,968)	(93,357)
Net carrying amount	$471,032	$456,643

2022 Notes
Principal	$0	$46,762
Less: Debt discount, net (1)	0	(4,202)
Net carrying amount	$0	$42,560
(1)	Included in the accompanying consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

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

The following table sets forth total interest expense recognized related to the Notes (and in the case of the Livongo Notes, subsequent to the acquisition of Livongo) (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
2027 Notes:	2021	2020	2021	2020
Contractual interest expense	$3,125	$3,125	$9,375	$4,618
Amortization of debt discount	9,370	8,989	27,592	12,911
Total	$12,495	$12,114	$36,967	$17,529
Effective interest rate of the liability component	3.4%	3.4%	3.4%	3.4%

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
2025 Notes:	2021	2020	2021	2020
Contractual interest expense	$10	$971	$1,080	$2,947
Amortization of debt discount	48	3,170	4,546	9,379
Total	$58	$4,141	$5,626	$12,326
Effective interest rate of the liability component	4.7%	7.9%	4.7%	7.9%

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Livongo Notes:	2021		2021
Contractual interest expense	$1,203		$3,609
Amortization of debt discount	4,858		14,389
Total	$6,061		$17,998
Effective interest rate of the liability component	5.2%		5.2%

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
2022 Notes:	2021	2020	2021	2020
Contractual interest expense	$0	$351	$116	$3,696
Amortization of debt discount	0	650	316	6,940
Total	$0	$1,001	$432	$10,636
Effective interest rate of the liability component		10.0%	3.0%	10.0%

Exchanges and Conversions of Convertible Senior Notes Due 2025

In August 2021, the Company entered into privately negotiated agreements with certain holders of the 2025 Notes to exchange approximately $5.1 million aggregate principal amount of 2025 Notes for an aggregate of 95,347 shares of the Company’s common stock in private placement transactions pursuant to Section 4(a)(2) of the Securities Act. In addition, certain holders of the 2025 Notes converted their 2025 Notes in exchange for approximately 5.2 million shares of the Company’s common stock during the nine months ended September 30, 2021. As a result of the exchanges and conversions, the Company recorded a charge associated with the loss on extinguishment of debt net of transaction fees of $0.8 million and $40.3 million during the quarter and nine months ended September 30, 2021, respectively.

Redemption and Conversions of Convertible Senior Notes Due 2022

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

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheet. Interest rates applicable to the outstanding advances as of September 30, 2021 ranged from 3.35% to 9.89%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of September 30, 2021 by year as follows (in thousands):

As of September 30,
2021
2021	$3,763
2022	11,718
2023	5,491
2024	1,031
$22,003

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

On December 12, 2018, a purported securities class action complaint (Reiner v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s officers and a former officer. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period March 3, 2016 through December 5, 2018. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the alleged misconduct of one of the Company’s previous executive officers. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On November 30, 2020, the SDNY granted the Company’s motion to dismiss the complaint, but granted the plaintiff the opportunity to refile, which refiling was made on December 30, 2020. The Company subsequently filed a motion to dismiss the lawsuit, which was granted with prejudice by the SDNY on September 29, 2021.

In addition, on June 21, 2019, a stockholder derivative lawsuit (Kreutter v. Gorevic, et al.) was filed in the SDNY against certain current and former directors and officers of the Company. The derivative lawsuit alleges that the named directors and officers breached their fiduciary duties to the Company in connection with factual assertions substantially similar to those in the purported securities class action complaint described above. On September 17, 2021, the Company’s motion to dismiss the lawsuit was granted with prejudice by the SDNY.

On August 27, 2021, a purported securities class action complaint (City of Hialeah Employees’ Retirement System v. Teladoc Health, Inc., et.al.) was filed in the Circuit Court of Cook County, Illinois against the Company and certain of the Company’s current and former officers and directors. The complaint is brought on behalf of a purported class consisting of all persons who acquired shares of Teladoc Health common stock issued in the Livongo merger. The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on allegedly false or misleading statements and omissions with respect to the registration statement and prospectus filed in connection with the Livongo merger. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees, rescission or a rescissory measure of damages and equitable or other relief. The Company believes that these claims are without merit, and the Company and its named current and former officers and directors intend to defend the Company vigorously.

Note 14. Common Stock and Stockholders’ Equity

Capitalization

Effective October 30, 2020, the authorized number of shares of the Company’s common stock was increased from 150,000,000 to 300,000,000 shares.

Warrants

The Company had no warrants outstanding as of September 30, 2021 or December 31, 2020.

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

Stock Options

Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 12,574,026 shares available for grant at September 30, 2021.

Activity under the Plans was as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2020	5,826,685	$17.19	5.31	$1,064,944
Stock option grants	35,740	$162.38	N/A
Stock options exercised	(2,120,943)	$10.79	N/A	$(409,182)
Stock options forfeited	(90,583)	$30.03	N/A
Balance at September 30, 2021	3,650,899	$21.96	5.57	$386,390
Vested or expected to vest at September 30, 2021	3,650,899	$21.96	7.10	$35,607
Exercisable at September 30, 2021	3,243,849	$18.84	5.37	$350,848

The total grant-date fair value of stock options granted during the quarters ended September 30, 2021 and 2020 were $3.0 million and $10.7 million, respectively. The total grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 were $5.8 million and $11.2 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2021	2020
Volatility	56.52% - 58.14%	46.1% - 56.0%
Expected term (in years)	4.1	4.1
Risk-free interest rate	0.31% - 0.70%	0.27%-1.64%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$72.46	$49.21

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

For the quarters ended September 30, 2021 and 2020, the Company recorded compensation expense related to stock options of $23.3 million and $3.4 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense related to stock options granted of $77.1 million and $11.5 million, respectively.

As of September 30, 2021, the Company had $40.4 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under RSUs was as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2020	3,550,595	$162.11
Granted	650,335	$192.86
Vested and issued	(1,222,550)	$131.65
Forfeited	(681,510)	$183.98
Balance at September 30, 2021	2,296,870	$175.60
Vested and unissued at September 30, 2021	13,755	$50.90
Non-vested at September 30, 2021	2,283,115	$175.60

The total grant-date fair value of RSUs granted during the quarters ended September 30, 2021 and 2020 were $23.1 million and $11.9 million, respectively. The total grant-date fair value of RSUs granted during the nine months ended September 30, 2021 and 2020 were $125.0 million and $54.9 million, respectively.

For the quarters ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to RSUs of $42.8 million and $11.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to RSUs of $142.6 million and $32.0 million, respectively.

As of September 30, 2021, the Company had $343.6 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Performance Stock Units

Stock-based compensation costs associated with our performance stock units (“PSUs”) are initially determined using the fair market value of the Company's common stock on the date the awards are approved by the Compensation Committee of the Board of Directors (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from 1-3 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-assessed each reporting period based upon the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 50% to 225% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards. Forfeitures are accounted for at the time they occur consistent with Company policy.

Activity under PSUs was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2020	429,319	$76.60
Granted	531,309	$132.66
Vested and issued	(268,201)	$74.33
Forfeited	(26,730)	$153.05
Balance at September 30, 2021	665,697	$119.07
Vested and unissued at September 30, 2021	0	$0
Non-vested at September 30, 2021	665,697	$119.07

The total grant-date fair value of PSUs granted during the quarter ended September 30, 2021 was $2.5 million and no PSUs were granted during the quarter ended September 30, 2020. The total grant-date fair value of PSUs granted during the nine months ended September 30, 2021 and 2020 were $70.4 million and $13.1 million, respectively.

For the quarters ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to PSUs of $4.2 million and $5.9 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to PSUs of $16.7 million and $16.8 million, respectively.

As of September 30, 2021, the Company had $22.5 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. A total of 926,109 shares of common stock were reserved for issuance under this plan as of September 30, 2021. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarters ended September 30, 2021 and 2020, the Company did not issue any shares under the ESPP. During the nine months ended September 30, 2021 and 2020, the Company issued 82,088 shares and 35,901 shares, respectively under the ESPP. As of September 30, 2021, 517,015 shares remained available for issuance.

For the quarters ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $1.4 million and $0.6 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $4.6 million and $1.4 million, respectively.

As of September 30, 2021, the Company had $0.6 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 year.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$2,162	$128	$6,310	$128
Advertising and marketing	5,244	1,644	15,141	4,447
Sales	17,518	3,275	57,638	9,465
Technology and development	22,910	2,622	77,335	7,285
General and administrative	23,867	13,239	84,547	39,826
Total stock-based compensation expense (1)	$71,701	$20,908	$240,971	$61,151
(1)	Excluding the amount capitalized related to internal software development projects.

Note 15. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company had historically provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized, which was partially released in the quarter ended December 31, 2020. The Company’s income tax expense for the quarter and nine months ended September 30, 2021 was $3.6 million and $93.9 million, respectively.

For the quarter ended September 30, 2021, the Company recognized an additional discrete non-cash income tax charge reflecting an additional valuation allowance on excess stock compensation and other state deferred tax assets associated with the Livongo merger.

For the nine months ended September 30, 2021, the Company recognized a discrete non-cash income tax charge substantially reflecting an additional valuation allowance on excess stock compensation benefits and other state deferred tax assets associated with the Livongo merger. This was recorded in the first quarter, and was partially offset by tax benefits on current period losses.

The Company’s income tax benefit for the quarter and nine months ended September 30, 2020 of $(2.3) million and $(5.4) million, respectively, was primarily related to the release of an uncertain tax provision, amortization of acquired intangibles, and stock compensation deductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled” “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in the 2020 Form 10-K and in our other reports and SEC filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is a global leader in providing virtual healthcare services with a focus on high quality, lower costs, and improved outcomes around the world.

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

We have also taken measures in response to the COVID-19 pandemic, and we may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, Clients, Members, and stockholders. The effects of these operational modifications are unknown and may not be realized until future reporting periods.

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

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. For the quarter ended September 30, 2021, we increased revenue by 81% to $521.7 million, including the impact from acquired businesses. For the nine months ended September 30, 2021 we increased revenue by 108% to $1,478.5 million, including the impact from acquired businesses. Excluding the impact of the acquisitions, revenue increased 32% and 44% for the quarter and nine months ended September 30, 2021, respectively, reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and the Company’s broad momentum to transform the healthcare experience.

For the quarter ended September 30, 2021, 87%, 11% and 2% of our revenue was derived from access fees, visit fees and other revenue, respectively, and for the nine months ended September 30, 2021, 86%, 12% and 2% of our revenue was derived from access fees, visit fees, and other revenue, respectively. For the quarter ended September 30, 2020, 78%, 18% and 4% of our revenue was derived from access fees, visit fees and other revenue, respectively, and for the nine months ended September 30, 2020, 77%, 22% and 1% of our revenue were derived from access fees, visit fees, and other revenue, respectively. We believe our continued strong access fee revenue is mainly representative of the value proposition we provide the broader healthcare system.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of Members because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide Members access to our professional provider network primarily in exchange for contractual based periodic fees or access fees derived from our D2C Members. Therefore, we believe that our ability to add new Members is a key indicator of our increasing market adoption, the growth of our business and future revenue potential, and that increasing our Membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance Members’ experiences. U.S. Paid Membership was 52.5 million at September 30, 2021.

Number of Visits. We also recognize revenue in connection with the completion of a general medical visit, expert medical service, and other specialty visits for contracts where the service is not part of access fees. Visit fee revenue is driven primarily by the number of Clients, the number of Members in a Client’s population, Member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current Member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 37%, or 1.1 million, to approximately 3.9 million for the quarter ended September 30, 2021 compared to the same period in 2020. Visits increased by 39%, or 3.0 million, to approximately 10.6 million for the nine months ended September 30, 2021 compared to the same period in 2020.

Number of Platform-Enabled Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual care. Over time, we expect platform-enabled sessions to outpace overall revenue growth as telehealth becomes a bigger part of our Clients’ care delivery strategy. Our Clients completed 1.0 million and 3.1 million platform-enabled sessions during the quarter and nine months ended September 30, 2021, respectively.

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

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. However, during the COVID-19 pandemic in 2021 and 2020, we did not experience the typical seasonality associated with national cold and flu outbreaks. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock” included in our Form 10-K for the year ended December 31, 2020 filed with the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.

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

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the quarters and nine months ended September 30, 2021 and 2020 and the dollar and percentage change between the respective periods (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021	2020			2021	2020
	$	$	Variance	%	$	$	Variance	%
Revenue	$521,658	$288,812	$232,846	81%	$1,478,472	$710,641	$767,831	108%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	169,041	104,725	64,316	61%	475,273	267,887	207,386	77%
Operating expenses:
Advertising and marketing	111,078	52,302	58,776	112%	303,738	132,395	171,343	129%
Sales	62,602	23,483	39,119	167%	191,251	60,110	131,141	218%
Technology and development	80,250	29,958	50,292	168%	239,017	72,244	166,773	231%
Acquisition, integration and transformation costs	4,340	25,395	(21,055)	(83)%	22,084	30,686	(8,602)	(28)%
General and administrative	103,016	59,742	43,274	72%	319,404	162,699	156,705	96%
Depreciation and amortization	51,907	12,932	38,975	301%	151,907	32,535	119,372	367%
Total expenses	582,234	308,537	273,697	89%	1,702,674	758,556	944,118	124%
Loss from operations	(60,576)	(19,725)	(40,851)	207%	(224,202)	(47,915)	(176,287)	368%
Loss on extinguishment of debt	850	1,227	(377)	(31)%	43,728	8,978	34,750	387%
Other expense (income), net	376	252	124	49%	(5,493)	827	(6,320)	N/M %
Interest expense, net	18,895	16,970	1,925	11%	61,493	38,849	22,644	58%
Net loss before taxes	(80,697)	(38,174)	(42,523)	111%	(323,930)	(96,569)	(227,361)	235%
Income tax expense (benefit)	3,643	(2,290)	5,933	(259)%	93,878	(5,400)	99,278	N/M %
Net loss	$(84,340)	$(35,884)	$(48,456)	135%	$(417,808)	$(91,169)	$(326,639)	358%

EBITDA and Adjusted EBITDA

The following is a reconciliation of net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for the quarters and nine months ended September 30, 2021 and 2020 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(84,340)	$(35,884)	$(417,808)	$(91,169)
Add:
Loss on extinguishment of debt	850	1,227	43,728	8,978
Other expense (income), net	376	252	(5,493)	827
Interest expense, net	18,895	16,970	61,493	38,849
Income tax expense (benefit)	3,643	(2,290)	93,878	(5,400)
Depreciation and amortization	51,907	12,932	151,907	32,535
EBITDA(1)	(8,669)	(6,793)	(72,295)	(15,380)
Stock-based compensation	71,701	20,908	240,971	61,151
Acquisition, integration and transformation costs	4,340	25,395	22,084	30,686
Adjusted EBITDA(1)	$67,372	$39,510	$190,760	$76,457
(1)	Non-GAAP Financial Measures:

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

EBITDA consists of net loss before interest; other expense (income), net, including foreign exchange gain or loss; taxes; depreciation and amortization; and loss on extinguishment of debt. Adjusted EBITDA consists of net loss before interest; other expense (income), net, including foreign exchange gain or loss; taxes; depreciation and amortization; loss on extinguishment of debt; stock-based compensation; and acquisition, integration and transformation costs. We believe that making such adjustments provides investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

We believe the above financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net loss before taxes, net loss, loss per share or any other performance measures derived in accordance with U.S. GAAP.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;

●	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;

●	EBITDA and Adjusted EBITDA do not reflect other expense (income), net;

●	Adjusted EBITDA does not reflect the significant acquisition, integration and transformation costs. Acquisition, integration and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation

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

Consolidated Results of Operations

The results of operations for completed acquisitions have been included in our unaudited consolidated financial statements included in this Quarterly Report from the date of each acquisition. For the purpose of excluding the impact of acquisitions, operating results from acquired businesses are excluded from overall Company results for four fiscal quarters following the acquisition date where indicated in the below discussion.

Revenue. Total revenue was $521.7 million for the quarter ended September 30, 2021, compared to $288.8 million during the quarter ended September 30, 2020, an increase of $232.8 million, or 81%. Excluding the impact from acquisitions, revenue increased 32%. This increase in revenue was driven primarily by the generation of additional access fees by our membership base, most significantly among behavorial health specialities. Revenue from U.S. subscription access fees was $413.6 million for the quarter ended September 30, 2021 compared to $194.6 million for the quarter ended September 30, 2020, an increase of $219.0 million, or 113%. In addition, revenue from international access fees was $38.0 million for the quarter ended September 30, 2021 compared to $32.0 million for the quarter ended September 30, 2020, an increase of $6.0 million, or 19%.

Total revenue was $1,478.5 million for the nine months ended September 30, 2021, compared to $710.6 million for the nine months ended September 30, 2020, an increase of $767.8 million, or 108%. Excluding the impact from acquisitions, revenue increased 44%. Similar to the quarterly results, these increases were driven primarily by the generation of additional access fees by our membership base, most significantly among behavorial health specialities. Revenue from U.S. access fees was $1,161.1 million for the nine months ended September 30, 2021 compared to $454.6 million for the nine months ended September 30, 2020, an increase of $706.5 million, or 155%. In addition, international access fees, visit fees and other revenues increased by $21.4 million, $20.1 million and $19.8 million, respectively, on a year-to-date basis.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue (exclusive of depreciation and amortization, which is shown separately below) was $169.0 million for the quarter ended September 30, 2021 compared to $104.7 million for the quarter ended September 30, 2020, an increase of $64.3 million, or 61%. Cost of revenue increased by $207.4 million, or 77%, on a year-to-date basis. The increase for both the quarter and year-to-date periods were primarily due to the impact of acquisitions, growth in visits associated with higher revenue which resulted in increased provider fees, and increased physician network operation center costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $111.1 million for the quarter ended September 30, 2021 compared to $52.3 million for the quarter ended September 30, 2020, an increase of $58.8 million, or 112%. The increase was driven by a $44.2 million increase in Member engagement initiatives, digital and media advertising, sponsorship of professional organizations and trade shows; the impact from acquisitions; and a $2.6 million impact driven by the hiring of additional personnel.

On a year-to-date basis, advertising and marketing expenses increased by $171.3 million, or 129%, driven by a $123.1 million increase in Member engagement initiatives, digital and media advertising, sponsorship of professional organizations and trade shows, the impact of acquisitions, and a $6.1 million impact driven by the hiring of additional personnel.

Sales Expenses. Sales expenses were $62.6 million for the quarter ended September 30, 2021 compared to $23.5 million for the quarter ended September 30, 2020, an increase of $39.1 million, or 167%. On a year-to-date basis, sales expense increased $131.1 million, or 218%. The increases for both the quarter and year-to-date periods substantially reflect the impact from acquisitions.

Technology and Development Expenses. Technology and development expenses were $80.3 million for the quarter ended September 30, 2021 compared to $30.0 million for the quarter ended September 30, 2020, an increase of $50.3 million, or 168%. On a year-to-date basis, technology and development expenses increased by $166.8 million, or 231%. In addition to substantially reflecting the impact of acquisitions, the increases for the quarter and year-to-date periods were driven by increases of $3.0 million and $12.0 million, respectively, due to the hiring of additional personnel and increases of $0.9 million and $10.3 million, respectively, due to ongoing projects to continuously improve our technology portfolio and other similar items.

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

Acquisition, integration and transformation costs were $4.3 million for the quarter ended September 30, 2021 compared to $25.4 million for the quarter ended September 30, 2020, a decrease of $21.1 million, primarily driven by expenses incurred for the Livongo merger in the prior year. These costs also decreased by $8.6 million on a year-to-date basis due to the timing of expenditures to drive integration and transformation activities resulting from the InTouch, Livongo and Consultant Connect acquisitions.

General and Administrative Expenses. General and administrative expenses were $103.0 million for the quarter ended September 30, 2021 compared to $59.7 million for the quarter ended September 30, 2020, an increase of $43.3 million, or 72%. The increase primarily reflects the impact of acquisitions. Other expenses, including office-related charges, bank charges, therapist recruiting, liability insurance, legal fees and related contingencies and bad debt expenses, increased a combined total of $16.6 million, reflecting the overall impact of growth on the business.

On a year-to-date basis, general and administrative expenses increased by $156.7 million, or 96%. The increase primarily reflects the impact of acquisitions and a $12.6 million increase in employee-related expenses reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic. Other expenses, including office-related charges, bank charges, therapist recruiting, liability insurance, legal fees and related contingencies and bad debt expenses, increased a combined total of $50.0 million, reflecting the overall impact of growth on the business.

Depreciation and Amortization. Depreciation and amortization was $51.9 million for the quarter ended September 30, 2021 compared to $12.9 million for the quarter ended September 30, 2020, an increase of $39.0 million. Depreciation and amortization was $151.9 million for the nine months ended September 30, 2021 compared to $32.5 million, an increase of $119.4 million on a year-to-date basis. This increase was due to additional amortization and depreciation expense substantially related to intangible assets and fixed assets acquired from recent acquisitions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $0.8 million for the quarter ended September 30, 2021 compared to $1.2 million for the quarter ended September 30, 2020, a decrease of $0.4 million. On a year-to-date basis, loss on extinguishment of debt increased by $34.8 million. This increase was primarily due to the exchanges and conversions of the 2025 Notes.

Other Expense (Income), Net. Other expense (income), net was $0.4 million for the quarter ended September 30, 2021 compared to $0.3 million for the quarter ended September 30, 2020 and consisted primarily of foreign exchange remeasurements. Other expense (income), net was $(5.5) million for the nine months ended September 30, 2021, compared to $0.8 million for the nine months ended September 30, 2020. The year-to-date change consisted primarily of a $5.9 million gain on sale of a non-marketable equity security.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with advances from financing companies, our convertible senior notes, interest income from cash and cash equivalents and short-term investments in marketable securities. Interest expense, net was $18.9 million and $17.0 million for the quarters ended September 30, 2021 and 2020, respectively. Interest expense, net was $61.5 million for the nine months ended September 30, 2021 compared to $38.8 million for the nine months ended September 30, 2020. The increase in interest expense primarily is associated with the 2027 Notes issued in May 2020 and Livongo Notes that the Company agreed to guarantee in October 2020.

Income tax expense (benefit).   Income tax expense was $3.6 million for the quarter ended September 30, 2021 compared to $(2.3) million benefit for the quarter ended September 30, 2020. Income tax expense was $93.9 million for the nine months ended September 30, 2021 compared to $(5.4) million benefit for the nine months ended September 30, 2020. In the first quarter 2021, we recognized a non-cash income tax expense of $87.0 million, substantially reflecting the discrete charge for additional valuation allowance on excess stock compensation benefits associated with the Livongo merger.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Consolidated Statements of Cash Flows Data
Net cash provided by operating activities	$110,782	$61,425
Net cash used in investing activities	(52,906)	(177,050)
Net cash provided by financing activities	34,322	788,700
Total	$92,198	$673,075

Our principal sources of liquidity were cash and cash equivalents, comprised of money market funds and marketable securities, totaling $823.8 million, including restricted cash of $3.8 million as of September 30, 2021. Additionally, we had short-term marketable securities of $2.5 million as of September 30, 2021.

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

Historically, we have raised additional financing primarily through sales of equity securities, convertible debt issuance and bank borrowings. See Note 11, “Convertible Senior Notes” of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on the Notes.

Cash Provided by Operating Activities

For the nine months ended September 30, 2021 cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $110.8 million for the nine months ended September 30, 2021 compared to cash provided by operating activities of $61.4 million for the prior year period. The year-over-year increase was primarily driven by higher revenues; offset by increased payments for bonuses and payroll taxes; an increase in prepaid expenses substantially related to deferred device costs; and other net working capital movements.

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

Cash Used in Investing Activities

Cash used in investing activities was $52.9 million for the nine months ended September 30, 2021. Cash used in investing activities consisted of acquisition of businesses of $75.9 million, net of cash acquired; investment in capital expenditures totaling $5.6 million; investments in capitalized software development costs of $35.4 million; partially offset by proceeds from short-term marketable securities of $50.0 million and sale of investment of $10.9 million.

Cash used in investing activities was $177.1 million for the nine months ended September 30, 2020. Cash used in investing activities consisted of the InTouch acquisiton of $159.7 million, purchases of property and equipment totaling $2.9 million and investments in internally developed capitalized software of $14.5 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $34.3 million. Cash provided by financing activities primarily consisted of $23.0 million of proceeds from the exercise of employee stock options, $14.0 million of proceeds withheld from participants in the employee stock purchase plan, $10.7 million of proceeds from advances from financing companies, offset by $12.1 million from a net change in payments against advances from financing companies.

Cash provided by financing activities for the nine months ended September 30, 2020 was $788.7 million. Cash provided by financing activities consisted of $975.9 million of net cash proceeds from the issuance of the 2027 Notes, $40.6 million of proceeds from the exercise of employee stock options, $2.5 million of proceeds from employee stock purchase plan and $1.9 million of proceeds from advances from financing companies, offset by $228.2 million of cash used in the repurchase of 2022 Notes and $4.4 million from a net change in payments against advances from financing companies.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Payment Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$67,650	$14,594	$25,799	$13,260	$13,997
Non-cancelable purchase commitments	6,366	4,040	2,326	0	0
Debt obligations under the Convertible Notes	1,550,882	0	0	550,882	1,000,000
Interest associated with the Convertible Notes	88,790	17,325	34,916	28,216	8,333
Total	$1,713,688	$35,959	$63,041	$592,358	$1,022,330

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

We operate our business primarily within the United States and currently execute approximately 93% of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to any foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

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

No Client represented over 10% of revenues for the quarters or nine months ended September 30, 2021 or 2020.

No Client represented over 10% of accounts receivable at September 30, 2021 or December 31, 2020.

Revenues are reported by location of the client for our business to business activities and by location of where our operations are primarily located for direct to consumer activities. Revenue from Clients located in the United States for the quarters ended September 30, 2021 and 2020 were $483.0 million and $255.9 million, respectively. Revenue from Clients located outside the United States for the quarters ended September 30, 2021 and 2020 were $38.6 million and $32.9 million, respectively. Revenue from Clients located in the United States for the nine months ended September 30, 2021 and 2020 were $1,363.9 million and $617.8 million, respectively. Revenue from Clients located outside the United States for the nine months ended September 30, 2021 and 2020 were $114.5 million and $92.8 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/01/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	10/30/20

3.5	Fifth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/19/21

10.1	Teladoc Health, Inc. Senior Leader Severance Plan.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: November 1, 2021	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: November 1, 2021	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer