Form 10-K
period 2021-12-31
Teladoc Health, Inc.
filed 2022-02-28
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $26,317,281,887. The registrant has no non-voting stock outstanding.

As of February 22, 2022, there were 160,327,041 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2022 annual meeting of stockholders are incorporated by reference in response to Part III of this Report to the extent stated herein.

PART I

Item 1.Business

Overview

Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we,” and is the global leader in whole person virtual care. We are forging a new healthcare experience with better convenience, outcomes, and value. Our mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience.

Teladoc Health was founded on a simple, yet revolutionary idea: that everyone should have access to the best healthcare, anywhere in the world on their terms. Today, we have a vision of making virtual care the first step on any healthcare journey, and we are delivering on this mission by providing whole person virtual care that includes primary care, mental health, chronic condition management, and more.

We have developed and built upon our diverse capabilities over the course of nearly 20 years, evolving our product and service portfolio from a suite of point solutions to a whole person offering. We are creating a truly unified and personalized consumer experience, developing technologies to connect patients and extend the reach of care providers, delivering the highest standard of clinical quality at every touchpoint, and enhancing health decisions and outcomes with smart data and actionable insights. Regardless of people’s healthcare needs, across any site of care, we aim to provide the right level of personalized support to meet that need.

We believe that we have the largest breadth of integrated whole person products and services in the virtual care industry, capitalizing most recently on our combinations with Livongo Health, Inc. (“Livongo”), which significantly strengthened our chronic care management capabilities, and InTouch Technologies, Inc. (“InTouch”), which expanded our care delivery both inside and outside the hospital. Altogether, this creates a well-defined opportunity for us to treat the whole person, from their mental healthcare to their physical healthcare, and from their acute episodic needs to their chronic needs. Regardless of the healthcare need people come to us with, we strive to be their “front door” to the healthcare system, with a unique ability to connect them to the care, or blend of care, they need. People who come to us with one of these needs are in turn much more likely to rely on us for other healthcare needs, which creates the opportunity for us to build longitudinal relationships, with care that’s personalized for each individual.

We aim to achieve our vision of making virtual care the first step on any healthcare journey by delivering, enabling and empowering integrated whole person virtual care services and experiences that span every stage of the healthcare journey. We offer a portfolio of services and solutions covering hundreds of medical subspecialties from non-urgent, episodic needs like flu and upper respiratory infections, to chronic, complicated medical conditions including diabetes, hypertension, chronic kidney disease, cancer, congestive heart failure, and mental health conditions – all bolstered by technology, machine learning and human expertise to provide an effective care experience that people value and trust. By combining the latest in data science and analytics with an award-winning user experience through a set of highly flexible integrated technology platforms, we completed approximately 15.4 million telehealth visits in 2021. Additionally, our licensed platform enabled our Clients’ (as defined below) clinicians to provide approximately 4.1 million visits for their patients around the globe in 2021. We possess diverse distribution channels, including Business-to-Business (“B2B”) and Direct-to-Consumer (“D2C”), and we’re a leader in each of them. Our customers consist of employers (including approximately 50% of the Fortune 500), health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual members.

We are also committed to empowering greater health equity and ensuring that the care we deliver is responsive to individual cultural beliefs and practices, preferred languages, health literacy levels, and communication needs. We also conduct original research on critical topics facing underserved communities, such as the impact of race and gender on chronic conditions, and have launched innovative pilot programs to help us strengthen core services which better meet the unique needs and preferences of LGBTQ+ individuals.

As of December 31, 2021, over 53.6 million unique United States (“U.S.”) paid members and 24.2 million visit fee only individuals have access to our high-quality healthcare and expertise through a variety of integrated channels, including 0.7 million members with access to one or more of our chronic care solutions. We provide access to healthcare through our portfolio of consumer brands 24 hours a day, 7 days a week, and 365 days a year.

We believe that favorable existing secular trends in the healthcare industry were accelerated by the impacts of the COVID-19 pandemic, driving greater consumer use of virtual care, and increased adoption by employers, health plans, hospitals and health systems, health care providers, and individuals. In combination with the expansion of our capabilities, we believe that these trends present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that deliver convenient, affordable, and high-quality care; empower individuals to manage and improve their health; and enable providers to offer their best care for their patients.

During 2020, we completed a $13.9 billion merger with Livongo, the leader in digital chronic condition management solutions for employers and health plans. Livongo brought us capabilities that empower people with chronic conditions to live better and healthier lives, including diabetes, hypertension, weight management, diabetes prevention, and mental health. In 2020, we also acquired InTouch, the leader in providing scalable, integrated virtual care solutions to hospitals, health systems, and other provider entities, for aggregate consideration of $1.1 billion.

Our 2020 merger with Livongo positions us to offer integrated, comprehensive whole person solutions that we believe will meet the current and future needs of our Clients and members. By bringing together leaders in virtual healthcare and chronic condition management, we believe that the merger combines comprehensive clinical expertise with a rich technology and data-driven experience; prevention and chronic condition management with acute and specialty care; behavior change expertise with data science; global footprint with products meeting global need; access with innovation; and two of the fastest growing companies in health technology. The combined company’s platform features the full range of health support – from artificial intelligence (“AI”) engine-driven “nudges” and health coaches to therapists and board-certified physicians and the world’s leading specialists – available anytime, anywhere to ensure the right care is always delivered. We believe that delivering whole person care as a comprehensive partner with a patient and health system will drive better health and cost outcomes and fundamentally change how patients access and experience healthcare, and the combination of our data scale, technology, and clinical capabilities with the technology and data insights brought to us by the Livongo merger will underpin our ability to deliver differentiated care. We further believe that our significant member scale and the millions of virtual visits we provide each year will increase enrollment and utilization across our solutions as well as amplify overall member engagement and retention.

Who We Serve

Our Clients purchase our solutions to expand access to convenient, affordable, and high-quality healthcare to their constituents and to reduce their healthcare spending. Our solutions offer our Clients proven substantial savings opportunities and an attractive return on investment. On a direct B2B basis, we sell to our Clients on behalf of their beneficiaries, including employees and health plan members. In our various sales channels, a range of third parties, including health plans, pharmacy benefits managers, financial institutions, brokers, agents, benefits consultants, and resellers, sell our solutions to various end markets around the world. In addition to B2B, we also address the healthcare needs of individuals on a D2C basis across our businesses, most prominently through our BetterHelp brand, as well as through partnerships with other trusted brands.

We have over 100 health plan Clients, including some of the largest in the U.S. While health plans are Clients, they also serve as distribution channels to self-insured employers that contract with us through our relationships with the health plan. We serve more than 600 hospital and health system Clients and the self-insured employers that we serve include approximately 50% of the Fortune 500 companies. We also engage with Clients through channel partners such as brokers, resellers, and consultants.

How We Generate Revenue

We primarily generate revenue on a contractually recurring, access fee basis, typically on a per-member-per-month (“PMPM”) basis. In our D2C business, we primarily generate revenue through monthly member subscriptions. In some cases, Clients primarily pay monthly access fees based on a per-participant-per-month model, based on the number of active enrolled members each month. We also generate revenue from health system and provider Clients related to our licensed technology platform, primarily in the form of recurring access fee revenue as well as from the sale and lease of devices such as robots, carts, and tablets.

Our access fees comprise the majority of our revenue and therefore provide us with significant revenue visibility. We also generate revenue on a per-telehealth visit basis through certain Clients with visit fee only arrangements.

For certain Clients, we also earn visit fees or per-case fees in combination with access fees. Access fee services continue to be the most appealing to our Clients due to the proven effectiveness of our engagement science driving utilization of our services.

Access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries, clinicians, or as is the case with certain of our subscribers, fees are paid by our members themselves. Visit fees for general medical and specialty visits are typically paid by Clients and/or members.

For the year ended December 31, 2021, 85%, 13%, and 2% of our revenue was derived from access fees, visit fees, and other, respectively.

The Teladoc Health Brand Portfolio

Our Teladoc Health family of brands – which include, among others, Teladoc, Livongo by Teladoc Health, and BetterHelp, deliver access to advice and resolution for a broad array of healthcare needs, in intuitive, award-winning experiences designed to meet the expectations of today’s consumers, from children to the senior population. The most common way for individuals to engage with our services is by using a mobile device, reflecting the growing consumer adoption of mobile technology and applications in managing their health.

Our Competitive Strengths

We believe that Teladoc Health is the leading global virtual healthcare provider because of our strong competitive advantages that address the most pressing challenges and trends in the delivery of healthcare around the world. We believe our history of innovation and long-standing operational excellence provide us with significant first-mover advantages, and we continue to invest and expand our services and geographic footprint globally. As the first comprehensive virtual healthcare company providing whole person care at scale, we have pioneered solutions and created what we believe are collectively the telehealth industry’s first and only offerings of their kind.

Comprehensive Suite of Virtual Healthcare Clinical Services

We believe that we are the first and only company to provide a comprehensive and integrated whole person virtual healthcare solution that both provides and enables care for a full spectrum of clinical conditions, including wellness and prevention, acute care, chronic conditions, and complex healthcare needs. We also provide a broad range of programs and services, including primary and specialty care telehealth solutions, chronic condition management, expert medical services, mental health solutions, and platform & program services.

Global Footprint Spanning Clients, Medical Operations and Members

We believe we have the only global virtual healthcare footprint spanning a diverse set of Client channels, medical operations, and members. Combining our suite of international clinical capabilities with our technology and operational scale uniquely equips us to meet the needs of multinational employers.

Unmatched Breadth of Solutions for Clients Across All Channels Served

We deliver a comprehensive set of solutions to a diverse Client population through a highly efficient and effective distribution network wherein we reach Clients and individuals on a direct B2B basis through our Clients and channel partners as well on a D2C basis by marketing our solution directly to potential members.

We believe the breadth of our distribution strategy allows us to directly reach individuals and Clients of nearly every size and in nearly every market.

Comprehensive Engagement Model that Drives Utilization

We believe that our ability to drive behavior change on a global scale to deliver the highest utilization of virtual healthcare services in the industry is a key competitive differentiator for Teladoc Health. We utilize a combination of our proprietary engagement science, our “surround sound” capabilities, personalized individual experiences, as well as our deep knowledge and expertise of various populations to increase the adoption of our virtual care services.

Our engagement science is a unique combination of the application of predictive analytics and modeling, our deep experience with all population demographics, and expertise in applying this knowledge to our Client populations on a global scale. With our proprietary engagement science, we target members using behavioral triggers, advanced predictive modeling, and demographic/firmographic insights. This increases efficiency and the impact of our communications by reaching the right member, with the right personalized message, in the right micro moments of their day-to-day lives.

We believe that our “surround sound” capabilities are unique in the breadth and scale of media mix, analytics, and targeting techniques that we actively deploy across our diverse Client populations on a global scale. We use these capabilities, plus our engagement science, to drive awareness and utilization of Teladoc Health services through innovative media strategies designed to reach members in their homes, on the go and in their moments of need. Our surround sound capabilities and strategies are continuously being evaluated, analyzed, and evolved to meet ever-shifting consumer behaviors.

Intelligent, Adaptable and Innovative Solution to Whole Person Care

We have taken an innovative approach to technology to address whole person care. We have fused technology, logistics, mental health capabilities, and clinical science, with data science serving as the intelligent connective tissue that powers our whole person care model. We have a large and unique set of data points that gives us a longitudinal understanding of an individual’s clinical truth and enables us to engage in a holistic stepped care model. We integrate capabilities for our members across health plan, employer, and health system relationships, in a way that we believe is unique in the industry.

Highly Scalable and Secure API-Driven Technology Integrated Platform

Our core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem.

It is equipped to serve over 100 million members and can provide the same level of member support and response time for upwards of 100,000 visits per day. Further, our platform has been built to accommodate the seamless and quick introduction of new clinical and digital services and products.

We leverage and develop a unique combination of cloud-based technology that integrates smart connected devices with sophisticated data science to deliver personalized health insight. For example, we provide a unique and proprietary blood glucose meter to members enrolled in our diabetes program. This patented device, which includes the Food and Drug Administration (“FDA“) Class II certified glucose testing along with a cellular antenna and color touchscreen, is seamlessly integrated with our platform. Our proprietary software relays the blood glucose measurements and user inputs to our cloud service, and then displays targeted communications and AI-selected “nudges” based on the current context and medical history of the member. These communications are dynamically personalized and optimized using our algorithms to deliver improved clinical health outcomes, which drives value to the healthcare ecosystem. The software on the device can also be remotely upgraded through the cellular antenna to deliver usability improvements and program enhancements.

Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing, healthcare industry. We are able to white label our solutions, so they fit into the plans and strategies of our Clients, all on a platform that is high performance and highly scalable.

Our platform is compliant with numerous international data and privacy regulations, including the General Data Protection Regulation (“GDPR”), data-in-country rules, and other national requirements. This gives us the opportunity and ability to offer our products and services internationally, using the host countries’ languages, currencies, and addressing their specific local needs. We are also able to customize our platform for key partnerships globally.

Due to the sensitive nature of our members’ and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated team of security engineers and analysts. We have implemented telehealth industry standard processes, policies, and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system. In addition, our enterprise security program is periodically evaluated by expert third parties to ensure we are meeting or exceeding standards, best practices, and regulatory requirements. One example of such an independent third-party certification that we have achieved is HITRUST CSF.

To meet the growing needs of hospitals and health systems, as well as multi-national insurers, our proprietary licensed platform enables Clients to fully integrate private instances of our platform alongside their traditional modes of delivering healthcare to their patients. Leveraging the flexibility and customization available on the platform, most of these implementations incorporate deep integration with the hospital’s or health system’s electronic medical records (“EMR”) platform for scheduling and bi-directional clinical data sharing.

Our unique technology designed for the hospital and health system market is a complete end-to-end telehealth solution, including patient intake, emergent and scheduled encounters, video conferencing capabilities, access to medical images, full application-specific clinical documentation tools – including interfaces to health system EMRs, and complete operational and clinical reporting and analytics. The technology also supports industry-leading medical devices such as robots, carts, and tablets via a unique network architecture for maximum performance, reliability, and security. The solution supports the entire patient journey and the full range of telehealth use cases encountered by hospitals and health systems.

Clinical Capabilities Tailored to Virtual Care

We deliver high-quality clinical care and advice in a virtual setting to our members through the unique mix of our proprietary guidelines, breadth and depth of clinical quality data and analytics as well as through our in-house and third-party medical professionals.

We apply analytics to the anonymized data points generated in our millions of visits with patients to continuously improve the clinical quality of our services. These data sets and insights are applied to enhance our providers’ ability to deliver quality care through tools such as our provider dashboards, as well as serving as a foundation for clinical innovation and collaboration with other leading healthcare organizations that are focused on the advancement of virtual care delivery.

We established The Institute for Patient Safety and Quality of Virtual Care in 2019, the healthcare industry’s first Patient Safety Organization (“PSO”) dedicated to virtual care with the mission of conducting quality and safety initiatives with and on behalf of key healthcare stakeholders, including other PSOs, to improve the delivery of virtual care. This PSO is formally recognized by the U.S. Department of Health and Human Services (“HHS”) and certified by the Agency for Healthcare Research and Quality.

Our Growth Strategies

Enable A Virtual First Strategy for Consumer Healthcare Access

Our vision is to position virtual care as the first place individuals go to get the care they need and manage their health. For whatever healthcare needs an individual has, across any site of care, we aim to provide the right level of personalized support to meet that need. As we drive the world to a “virtual first” mindset, we believe Teladoc Health has the enterprise scale, technical capabilities, clinical depth, and consumer engagement expertise to achieve this vision.

Teladoc Health’s platform delivers a single solution leveraging our comprehensive clinical expertise, data, and scale, to address the complete spectrum of conditions from non-critical, episodic care to chronic conditions and mental health conditions. The virtual first model is built on our integrated platform, combining smart technologies, AI and machine learning, rich data exchange, digital self-management tools, integrated remote patient monitoring devices, analytics, and scalability to streamline care and drive better outcomes. Our platform matches the expectations of today’s digital consumer by delivering a new kind of healthcare experience that is personalized, convenient, and connected.

Expand our Suite of Clinical Services to Address Unmet Needs

We believe that our integrated technology platforms address significant unmet needs, and we intend to continue to expand our solutions across use cases and additional care settings and clinical conditions, including virtual primary care, home care, post discharge follow-ups, wellness/screening, and new areas in chronic care.

Our virtual primary care offering, Primary360, is now available to commercial health plans, employers, and other organizations that sponsor healthcare for individuals and families in the U.S. It addresses persistent challenges in accessing high quality healthcare for millions of individuals, including the one out of four working age adults who do not have a Primary Care Physician (“PCP”), and the four out of five who do not have a strong relationship with a PCP, opening up for us an incremental total addressable market of approximately $140 billion in the U.S. alone. Our strategy is to deliver a reimagined model for primary care, build on a foundation of integrated, multi-source data, leveraging a unified whole person experience; dedicated care team of physicians and non-medical doctors for a personalized longitudinal care plan; continuous guidance and support; navigation and coordination with high quality providers; and “last mile” services like lab testing, prescriptions, and in-home exams. We believe that Primary360 will be an effective gateway to the full range of our services for an individual. We intend to continue to respond quickly to evolving market needs with innovative solutions.

With respect to the management of chronic conditions, we have launched both myStrength Complete and Chronic Care Complete. myStrength Complete is an integrated mental health service providing personalized, targeted care to consumers in a single, comprehensive experience. myStrength Complete’s proprietary stepped care model is designed to seamlessly combine app-based tools and coaching expertise with our therapists and psychiatrists to ensure that consumers get the level of mental health support and care they need, when they need it. Chronic Care Complete is a first-of-its-kind chronic condition management solution to help individuals improve their health outcomes while living with multiple chronic conditions. This solution provides members with a unified, comprehensive experience that leverages connected health monitoring devices, access to health coaches and support from physicians and mental health specialists. Without appropriate care at the right time, chronic conditions can become acute, leading to greater illness and even death. Chronic Care Complete is designed to help people living with chronic conditions improve their health outcomes by providing personalized, high-quality support to address pre-diabetes, diabetes, hypertension, weight management, and mental health concerns.

Increase Engagement and Long-term Relationships with Our Members by Driving Expanded Access & Enhanced Touch Points

We believe there is significant opportunity within our existing membership base to increase engagement by continually driving awareness of and usage of our solutions. We believe our platform can become the primary entry point for on-demand, virtual healthcare for eligible individuals around the world. We expect to continually refine and enhance our user experience, which is a critical driver of new and repeat engagement, and building longer term relationships with our members, and to continue validating our member satisfaction with surveys and other proactive tools.

Our mobile app is foundational for us as we have redefined virtual healthcare delivery. As we expand the range of products and services available to our members, we are investing in a seamless, relevant, and personalized mobile experience that provides smart guidance for our members. In addition, our integrated smart devices, such as our cellular blood glucose monitor, provide additional touch points for engaging members with relevant AI driven nudges to drive behavior change and improved health outcomes.

Our industry leading capabilities and expertise enable unique types of partnerships where our services are delivered to our partners with their brands, logos, and workflows on mobile and web platforms. These integrated member experiences drive higher member engagement, convenience, and utilization.

Expand Penetration of our Suite of Services Among Existing Clients

We believe that we offer a highly differentiated suite of solutions for a broad range of market channels, spanning the spectrum of traditional healthcare system participants such as employers, health plans, and health systems as well as global financial services businesses and other organizations. We plan to execute this strategy by selling additional, high value services to our Clients, including our primary care services, chronic condition management programs, and mental health services. We believe that this strategy will help drive an increase in our average revenue per member over time.

Within existing Clients, we believe our current membership represents only a portion of the potential members available to us. Our existing health plan Clients and self-insured Clients associated with these health plans currently purchase our solutions for only a portion of their beneficiaries in the aggregate, and we estimate this provides us the opportunity to grow our membership base by expanding our penetration within our existing Clients. We also have substantial room to drive cross-sell opportunities of chronic condition management products into our Client base of telehealth customers, as we see limited overlap of existing Client bases.

Leverage Existing Distribution Channels and Expand Penetration of Global Markets

We have developed a highly effective and efficient global distribution network. Our international operations are headquartered in Barcelona, Spain with satellite locations in Europe, South America, and Asia. With these locations, we are able to provide 24x7 international services to our members worldwide. When medically necessary, our doctors can help members navigate the local health systems to obtain the best healthcare for their situation.

Our international Client base, largely comprising global financial services companies, provides fertile ground for expansion of our product portfolio through existing partners in attractive markets where our infrastructure is already in place. For instance, we see opportunity for service expansion in global markets through the localization and application of our chronic condition programs for diabetes, hypertension, weight management, diabetes prevention, and mental health. We also see opportunity for marketing our Solo solution in international markets, supporting the needs of government health systems and hospitals, as well as private entities.

Drive Direct-To-Consumer Channel Growth

We plan to continue driving growth through investments in our D2C channels, which include mental health and general medicine as well as partnerships with Telefonica in Spain, Vivo in Brazil, and CVS Minute Clinic in the U.S. Relative to our mental health capabilities, BetterHelp is the leader in the D2C therapy market, both in terms of the number of individuals enrolled and the number of providers who provide services on the platform. The scale of our data and provider network, powered by our data science capabilities, creates a competitive advantage for us in providing an optimal match of an individual with a provider, increasing the rate of success in therapy. We leverage diverse customer acquisition channels and increased organic sources of traffic, which reduces dependence on any single source of member acquisition. Even with our strong historical growth, we believe there is substantial untapped growth potential, both domestically and internationally, as almost half of BetterHelp members have never sought therapy before.

Expand Through Focused Investments and Acquisitions

We plan to continue to support our overall strategy and market leadership with selective investments and acquisitions. To date, we have completed multiple acquisitions that have expanded our distribution capabilities, broadened our service offering, and created a broad global footprint. Our acquisition strategy is centered on acquiring products, capabilities, clinical specialties, technologies, and distribution channels that are highly scalable and rapidly growing. We have also established a track record of integrating these acquisitions to deliver incremental value to our Clients and members.

Sales and Marketing

We sell our services principally through our direct sales organization. Our direct sales team comprises enterprise focused sales professionals, who are supported by a sales operations staff, including product technology experts, lead generation professionals, and sales data experts. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations, health plans, and hospital partners.

We generate Client leads, accelerate sales opportunities, and build brand awareness through our marketing programs. Our marketing programs target human resource, benefits, and finance executives in addition to technology and health professionals, senior business leaders, and healthcare channel partners. Our principal marketing programs include use of our website to provide information about our company and our solutions, as well as learning opportunities for potential members; integrated marketing campaigns; and participation in industry events, trade shows, and conferences.

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new products, services, technologies, features, and functionality. We have invested, and expect to continue to invest, significant resources in research and development and acquisitions to enhance our existing solutions and introduce innovative products and capabilities. Our multi-disciplinary team includes a product development team responsible for the design, development, testing, and certification of our solutions. It also includes software engineering teams responsible for solution development and deployment, and a data science team providing the insight that powers our differentiated health actions. We continuously focus on developing new products and further enhancing the usability, functionality, reliability, performance, and flexibility of our solutions.

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market virtual care technology (devices, software, and systems) or (ii) provide virtual care services, such as the delivery of on-demand access to healthcare and chronic condition management. Competition focuses on, among other factors, experience in operation, customer service, quality of technology and know-how, and reputation. Competitors in the telehealth and expert medical services market include MDLive, Inc. (now owned by Cigna), American Well Corporation, Included Health, and Accolade, Inc., among other smaller industry participants. In the digital chronic condition management market, competitors include Omada Health, Inc., Virta Health Corp., and other participants. In the market for technology solutions for hospitals and health systems, competitors include American Well Corporation and MDLive, Inc., as well as smaller technology providers. In the D2C mental health market, competitors include Talkspace and Cerebral, and other participants. We also face competition from large, well-financed health plans that in some cases have developed their own virtual care, expert medical service or chronic condition management tools, as well as large technology and retail companies, such as Amazon and Walmart, which have developed or acquired their own virtual care solutions.

Teladoc Health Medical Group, P.A.

We contract for the services of our telehealth provider network through a services agreement with Teladoc Health Medical Group, P.A. formerly Teladoc Physicians, P.A. (“THMG”). We do not own THMG, which is a 100% physician owned independent entity, or the professional corporations with which it contracts. Instead, THMG and the professional corporations (collectively, the “THMG Association”) are owned by physicians licensed in their respective states. Under the services agreement with THMG, we have agreed to serve, on an exclusive basis, as manager and administrator of THMG’s non-medical functions and services related to the provision of the telehealth services by providers employed by or under contract with THMG. The non-medical functions and services we provide under the services agreement primarily include member management services, such as maintaining network operations centers for our members to request a visit with THMG’s providers, member billing and collection administration, and maintenance and storage of member medical records. THMG has agreed to provide our members, through its providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The services agreement also requires THMG to maintain the state licensure and other credentialing requirements of its providers. Under the services agreement, THMG currently pays us an access fee of $65,000 per month for network operations center and medical records maintenance, fixed fees of approximately $1,815,000 and $1,151,000 per month for our provision of management and administrative services and marketing expense, respectively, and a license fee of $10,000 per month for the non-exclusive use of the Teladoc Health trade name. The services agreement has a 20-year term and expires in February 2025 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non-terminating party, a material breach of the services agreement by the non-terminating party, or a governmental or judicial termination order related to the services agreement. The THMG Association is considered a variable interest entity and its financial results are included in Teladoc Health’s consolidated financial statements.

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local, and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Since the onset of the COVID-19 pandemic, state and federal regulatory authorities have reduced or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, many state governors have issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited, or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers, and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. We do not believe that our operations or results will be materially adversely affected by a return to the status quo from a regulatory perspective.

For additional discussion of our regulatory environment, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of mental health services, is subject to various federal, state, and local certification and licensing laws, regulations, and approvals, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care and cross coverage practice), equipment, personnel, operating policies and procedures, and the prerequisites for the prescription of medication. The application of some of these laws to telehealth is unclear and subject to differing interpretation. Physicians, physician assistants, advanced practice registered nurses, nurses, and mental health professionals who provide professional medical or mental health services to a patient via telehealth must, in most instances, hold a valid license to practice medicine or to provide mental health treatment in the state in which the patient is located. We have established systems for ensuring that our affiliated physicians and mental health professionals are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupments and can give rise to civil or criminal penalties.

U.S. Corporate Practice of Medicine; Fee Splitting

We contract with physicians or physician-owned professional associations and professional corporations to deliver our U.S. telehealth services to their patients. We frequently enter into management services contracts with these physicians and physician-owned professional associations and professional corporations pursuant to which we provide them with billing, scheduling, and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships are subject to various state laws, including those of New York, Texas, and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

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

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $26,125 for each violation, and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $174,172 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs, or (iii) the purchasing, leasing, or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including civil monetary penalties of up to $105,563, and criminal fines of $100,000 per violation, and three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Imposition of any of these remedies could have a material adverse effect on our business, financial condition, and results of operations. In addition to a few statutory exceptions, the HHS Office of Inspector General (“OIG”) has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $11,803 to $23,607 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower, and false claims provisions.

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

Other Healthcare Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, (collectively, “HIPAA”), established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

Foreign and U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. The THMG Association, our Providers, and our health plan Clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents, and other “business associates” of covered entities that create, receive, maintain, or transmit PHI in connection with providing services to covered entities. We are also at times a business associate of other covered entities when we are working on behalf of our affiliated medical groups.

Violations of HIPAA may result in significant civil and criminal penalties, and a single breach incident can result in violations of multiple standards. Our management responsibilities to the THMG Association also include assisting it with its obligations under HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which has more than a low probability of compromising the privacy, security, or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate. Notification must also be made in certain circumstances to affected individuals, federal authorities, and others.

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

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of personal information, including health information. These laws may be similar to, or even more protective, and apply more broadly than HIPAA and other federal privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) protects the personal information of California consumers regardless of the location of the business holding the information. The CCPA went into effect on January 1, 2020. Where state laws are more protective than HIPAA or apply more broadly than HIPAA, we must comply with the state laws we are subject to in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject. And numerous states are currently reviewing legislation that is similar to the CCPA. For example, Virginia passed the Virginia Consumer Data Protect Act in March 2021, which becomes effective on January 1, 2023, and Colorado passed the Colorado Privacy Act in July 2021, which becomes effective on July 1, 2023. We expect that states will continue to focus on enacting similar privacy laws.

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

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. European Union (“EU”) member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing, and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.

The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €10,000,000 or up to 2% of the total worldwide annual revenue from the preceding financial year, whichever is higher, and other administrative penalties.

We are also subject to EU laws on data export, as we may transfer personal data from the EU to other jurisdictions, in particular the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the EU in October 2015 (commonly referred to as the Schrems I), transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the U.S.-EU Privacy Shield Framework which replaced the Safe Harbor Scheme. However, the U.S.-EU Privacy Shield Framework was also declared invalid by the Court of Justice of the EU in July 2020 (commonly referred to as Schrems II). While Schrems II affirmed the validity of corporate binding rules and standard contractual clauses as legal bases to transfer EU data to the United States, it also put into place stricter requirements for transfers based on standard contractual clauses.

Some countries outside the EU have adopted laws that are similar to the EU GDPR. For example, Brazil adopted the Brazilian General Data Protection Law, which is closely aligned with the EU GDPR and began to be enforced in August 2021. Additionally, China adopted the Personal Information Protection Law (“PIPL”), which also closely aligns with GDPR, although there are differences. PIPL went into effect on November 1, 2021.

International Regulation

We expect to continue to expand our operations in foreign countries through both organic growth and acquisitions. Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including GDPR), data mining, data transfer, labor and employment, intellectual property, consumer protection, and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption, and anti-money laundering provisions of U.S. law, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and corresponding foreign laws, including the U.K. Bribery Act 2010 (the “U.K. Bribery Act”).

The FCPA prohibits offering, promising, or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The U.K. Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions, and other legal proceedings and actions which could result in civil penalties, administrative remedies, and criminal sanctions.

We also are subject to regulation by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the United States. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.

Human Capital Management

At Teladoc Health, we live our values as a company through policies, governance, and deliberate investment in operating responsibly and sustainably. We are committed to making a positive impact in society and, perhaps even more importantly, to encourage others of like mind and spirit to join us in this critical work.

To fulfill our mission, we are focused on building a great company that becomes a global destination for amazing talent who want to build their careers, develop their capabilities, and grow both professionally and personally. We design a range of programs and initiatives to nurture talent, encourage curiosity and innovation, make room for diverse voices and perspectives, increase engagement and connectiveness, and mentor leaders for future roles. We build a range of total reward programs that support employees through fair, equitable, and competitive pay and benefits, and we invest in technology, tools, and resources to transform and increase the quality of work.

The Company employed approximately 5,100 people as of December 31, 2021. Our global workforce is comprised of approximately 85% full time employees and 15% part time employees. In addition, we augment our employee base with contractors to meet resource needs and to increase flexibility in managing our expense base. Of the total employee population as of December 31, 2021, approximately 64% of our employees worked in the U.S. and 36% worked in our international locations. Through the THMG Association and our D2C mental health platform, we also contract with a network of providers. In order to ensure predictable availability of providers and a consistent member experience, we expect that THMG will hire more providers and rely less on contractors.

We continue to look for ways to expand a range of programs and initiatives that are focused to attract, develop and retain our workforce – including a focused engagement through diversity, equity, and inclusion (“DEI”). We have enhanced our efforts in recent years to include:

Supporting Employees through Our Products and Services. We offer full access to our portfolio of solutions to our employees, including free mental and mental health resources, digital health devices, and on-demand access to the employee assistance program for employees and their dependents.

Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers, through training and development programs. These include online and self-paced courses, live in-class education, professional speaker series, peer-to-peer learning, certification programs, and on-the-job training, as well as executive talent and succession planning paired with an individualized development approach.

Expanding the Voice of the Employee. We strive to build a culture of soliciting employee feedback through our pulse engagement surveys and listening circles and seeking opportunities to advance employee feedback.

Diversity Council. We continue to drive the Teladoc Health diversity council, a group of senior leaders from throughout the organization that champions ongoing dialogue and engagement with our teams. This group has reported its work and findings annually to our board of directors since 2018.

Equal Pay Study. In 2021, we completed a refreshed global organization-wide pay equity study to help ensure that compensation reflects our prioritization of gender and racial equity, and we are actively addressing any gaps in compensation and are committed to a recurring periodic review going forward.

Open Dialogue to Encourage Diverse Thinking and Voices. In 2020, we launched the “Courageous Conversations Series” as an instrument for unearthing opportunities for discussion through effective dialogue across topics that intersect or singularly focus on impacting DEI. In 2021, we expanded our Courageous Conversations to include a series of guest speakers to engage in a range of topics and foster ideas for improving our inclusive culture.

Business Resource Groups. In 2021, we expanded our business resource groups (“BRGs”), which we believe are a foundational element of the DEI ecosystem. Our seven BRGs, with more than 1,100 active members globally, include a focus on LGBTQ, women, multicultural, military veterans, neurodiversity and differing physical and mental abilities, and generational interests of employees who are engaged in four key pillars:

•	Building internal community/network

•	Advancing external community

•	Supporting business impact

•	Enhancing professional development

Focusing on diversity recruiting and talent acquisition. We broadened our diversity hiring manager training resources for performance-based interviewing, which included a screening tool to promote gender-neutral job descriptions and expanded our corporate and college/university partnerships to advance our pipeline of diverse talent.

Community Impact. We embrace the opportunity and the responsibility to have a meaningful impact in our global community, using our voice and our resources to help expand equitable access to care, and create a better future for families and our neighbors. Our efforts in 2021 represented a strong start to the greater impact we are poised to have in our communities. As we move into 2022, we look forward to expanding our efforts working toward further mobilizing our workforce to give back to the communities where we live and work through new volunteer programs and corporate matching opportunities for giving.

We set out to advance positive social change in our communities by volunteering more than 10,000 hours around the globe in 2021 – a goal we exceeded by more than 20%. This was an ambitious goal that was consistent with our values, including those of respecting and taking care of people, doing what’s right, and succeeding together. For 2022, we have increased our goal to 15,000 volunteer hours.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States and around the world. We also have trademark applications pending to register marks in the United States and internationally. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how, and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees, consultants, and certain of our contractors to execute confidentiality and proprietary rights agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

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

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. However, during the COVID-19 pandemic in 2021 and 2020, we did not experience the typical seasonality associated with national cold and flu outbreaks. See “Risk Factors—Risks Related to Our Business and Industry —Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

Additional Information

Our website address is teladochealth.com. We make available free of charge at the Investors section of this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•our history of losses and accumulated deficit and the risk that we may not achieve profitability;

•the potential for future non-cash charges for the impairment of goodwill and other intangible assets;

•our ability to compete successfully in competitive markets;

•	the potential impact of the COVID-19 pandemic on the economy in general and on our business in particular, including recent cost inflation and supply chain disruptions;

•risk of the loss of any of our significant Clients or partners;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;

•	rapid technological change in the virtual care market or the failure to innovate and develop new applications and services that are adopted;

•	our expectations and management of future growth, including our ability to introduce new products and any change in product mix that impacts our profitability;

•our ability to establish and maintain strategic relationships with third parties;

•our ability to recruit and retain a network of qualified providers;

•	our dependence on a limited number of third-party suppliers for timely access to materials, and the risk of supply chain disruptions;

•	risk specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

•	our ability to recruit, retain and develop our workforce, and in particular software engineers;

•	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

•	our ability to obtain additional capital through debt or equity financings on commercially reasonable terms or at all;

•	failures of our cyber-security measures that expose the confidential information of us, our Clients and members;

•	ongoing legal challenges to, or new actions against, our business model, or the failure of the virtual care market to continue to develop;

•our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•our ability to operate in the heavily regulated healthcare industry;

•	compliance with regulations concerning data privacy, including personally identifiable information and personal health information;

•	risk that we may be subject to legal proceedings and the insurance we maintain may not fully cover all potential exposures; and

•	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto, and their impact on our financial condition and results of operations.

Risks Related to Our Financial Position

We have a history of cumulative losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $428.8 million and $485.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $1,421.5 million. These losses and accumulated deficit reflect the substantial investments we have made to expand our business and scope of services, acquire new Clients, build our proprietary network of healthcare providers, and develop our technology platform. We intend to continue scaling our business to increase our Client, member, and provider bases, broaden the scope of services we offer, and expand our applications of technology through which members can access our services. Accordingly, we anticipate that cost of revenue (exclusive of depreciation and amortization, which is shown separately) and operating expenses may increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings to fund our operations, and such capital may not be available on reasonable terms, if at all.

A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the years ended December 31, 2021 and 2020, our top ten Clients by revenue accounted for 21.8% and 16.2% of our total revenue, respectively. The loss of any of our key Clients, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue and our reputation. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and members.

We may incur non-cash impairment charges for our goodwill and other intangible assets which would negatively impact our operating results.

As of December 31, 2021, our balance of goodwill was $14.5 billion. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. As a result of a sustained decrease in our Company share price following our annual impairment test on October 1, 2021, we concluded a triggering event had occurred and conducted additional impairment testing of our goodwill, definite-lived intangibles and other long-lived assets as of December 1, 2021. No impairment was recorded as of October 1 or December 1, 2021. In the event there are future adverse changes in our projected cash flows, and/or changes in key assumptions, including but not limited to an increase in our discount rate, lower market multiples, lower revenue growth, lower operating margin, and/or a lower terminal growth rate, we may be required to record a non-cash impairment charge to our goodwill, other intangibles and/or long-lived assets. Such a non-cash charge would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.

In the period following December 31, 2021, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. As a result, if this decline in our share price is sustained, this would require further testing of our goodwill and it may result in an impairment of our goodwill. For additional information, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Policies- Goodwill and Other Intangible Assets- December 2021 Impairment Testing.”

Risks Related to Our Business and Industry

The virtual care market is immature and volatile, and if it does not continue to develop, if it develops more slowly than we expect, if it encounters negative publicity, or if our solutions do not drive member engagement, the growth of our business will be harmed.

The virtual care market is relatively new and unproven, and it is uncertain whether it will continue to achieve and sustain high levels of demand, consumer acceptance, and market adoption. The outbreak of the COVID-19 pandemic has increased utilization of virtual care services, but it is uncertain whether such increase in demand will continue. Our success will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to continue to demonstrate the value of virtual care to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solutions, or the virtual care market as a whole, could limit market acceptance of our solutions. If our Clients or members do not perceive the benefits of our solutions, or if our solutions do not drive member engagement, then our market may not continue to develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of virtual care could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.

The impact of potential changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition, and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory, and other influences. The Patient Protection and Affordable Care Act (“PPACA”) made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws, and encouraged the use of information technology.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and due to subsequent legislative amendments, will stay in effect through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect Client demand and affordability for our solutions and, accordingly, our business, financial condition, and results of operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue. Further, the PPACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition, and results of operations.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

The virtual care market is competitive, and we expect it to continue to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the virtual care industry for our solutions from a range of companies, including specialized software and solution providers that offer competitive solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Aside from other competing virtual care companies and smaller industry participants, we also face competition from companies that offer solutions for management of chronic conditions and enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies. In addition, large, well-financed health plans, technology companies and retailers have in some cases developed or acquired their own virtual care, expert medical service, or chronic condition management tools and may provide these solutions to their customers at discounted prices. Competition from these parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability, and market share.

Some of our competitors may have, or new competitors or alliances may emerge that have, greater name recognition, a larger customer base, longer operating histories, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our markets, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential Clients may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete, our business, financial condition, and results of operations would be materially adversely affected.

The COVID-19 pandemic or other similar epidemics or adverse public health developments could cause disruptions and adversely impact our business and operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. Additionally, recent cost inflation and potential supply chain disruptions stemming from the pandemic may lead to higher material costs, which we may not be able to successfully offset.

The outbreak of COVID-19 increased utilization of our virtual care services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our Clients and members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with any related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs. Further, the economic effects of the COVID-19 pandemic have financially constrained some of our prospective and existing Clients’ healthcare spending, which may negatively impact our ability to acquire new Clients and our ability to renew subscriptions with or sell additional solutions to our existing Clients. We also may experience increased member attrition to the extent our existing Clients reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected, and any resulting economic impact may materially and adversely affect our business, financial condition, and results of operations as well as those of our customers.

The outbreak also presents challenges as a significant portion of our workforce is currently working remotely and assisting new and existing Clients, members and other consumers, many of whom are also working remotely. We may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, Clients, members, or stockholders. The effects of these operational modifications are unknown and may not be realized until future reporting periods.

It is not possible for us to accurately predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, financial condition, and results of operations at this time, but such effects may be material. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in this Form 10-K, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

If our existing Clients do not continue or renew their contracts with us, renew at lower fee levels, or decline to purchase additional applications and services from us, it could have a material adverse effect on our business, financial condition, and results of operations.

We expect to derive a significant portion of our revenue from renewal of existing Client contracts and sales of additional applications and services to existing Clients. As part of our growth strategy, for instance, we have recently focused on expanding our services amongst current Clients, including increasing utilization of our products, and using our international salesforce to drive sales of chronic condition management products to international insurers, employers, and governments. As a result, selling additional applications and services are critical to our future business, revenue growth, and results of operations.

Factors that may affect our ability to sell additional applications and services include, but are not limited to, the following:

•the price, performance, and functionality of our solutions;

•the availability, price, performance, and functionality of competing solutions;

•our ability to develop and sell complementary applications and services;

•the stability, performance, and security of our hosting infrastructure and hosting services;

•changes in healthcare laws, regulations, or trends; and

•the business environment of our Clients and, in particular, any headcount reductions by our Clients.

We generally enter into subscription access contracts with our Clients. Most of our Clients have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases, and our ability to achieve the expected synergies from recent acquisitions. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

In addition, after the initial term, a significant number of our Client contracts allow Clients to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a Client’s data into our healthcare database and related training and support prior to recognizing meaningful revenue from such Client. Access revenue is not recognized until our products are implemented for launch. If a Client terminates its contract early and revenue and cash flows expected from a Client are not realized in the time period expected or not realized at all, our business, financial condition, and results of operations could be adversely affected.

If the number of individuals covered by our employer, health plan, and other Clients decreases, or the number of applications or services to which they subscribe decreases, our revenue will likely decrease.

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

The number of individuals employed by some of our Clients has decreased, and the number of individuals employed by our Clients may in the future decrease, as a result of the COVID-19 pandemic, which could negatively impact our revenue. If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, for any reason, our revenue will likely decrease.

We incur significant upfront costs in our Client relationships, and if we are unable to maintain and grow these Client relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition and results of operations.

We derive most of our revenue from access fees. Accordingly, our business model depends heavily on achieving economies of scale because our initial upfront investment is costly, and the associated revenue is recognized on a ratable basis. We devote significant resources to establish relationships with our Clients and implement our solutions and related services. This is particularly so in the case of large enterprises that, to date, have comprised a substantial majority of our Client base and revenue and often request or require specific features or functions unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for both Clients and members and persuade our Clients to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our Client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand, of the access fee model, our business, financial condition, and results of operations could be materially adversely affected.

If our applications and services are not adopted by our Clients, or if we fail to innovate and develop new applications and services that are adopted by our Clients, our revenue and results of operations will be adversely affected.

To date, we have derived a majority of our revenue from sales of our virtual care and expert medical service, and our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new applications and services that our Clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development and acquisitions to enhance our existing solutions and introduce new high-quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and members do not value such new applications, it could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solutions and services on a timely basis, we may lose Clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients, appropriately timed with market opportunity, or effectively brought to market.

Rapid technological change in our industry and the interoperability with third-party technologies presents us with significant risks and challenges.

The virtual care market is characterized by rapid technological change, changing consumer requirements, short product lifecycles, and evolving industry standards. Our success will depend on our ability to enhance our solutions with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure as the cost of technology increases. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features, and reliability of our solutions in response to competitive services and offerings. We expect the use of alternative platforms such as tablets and wearables will continue to grow and the emergence of niche competitors who may be able to optimize offerings, services, or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

There is no guarantee that we will possess the resources, either financial or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we are unable to enhance our offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our offerings, our business, financial condition, and results of operations could be adversely affected.

Our success will also depend on the availability of our mobile apps in app stores and in “super-app” environments, and the creation, maintenance, and development of relationships with key participants in related industries, some of which may also be our competitors. In addition, if accessibility of various apps is limited by government actions, the full functionality of devices may not be available to our members. Moreover, third-party platforms, services, and offerings are constantly evolving, and we may not be able to modify our platform to assure its compatibility with those of third parties. If we lose such interoperability, we experience difficulties or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our business, financial condition, and results of operations could be materially adversely affected. This risk may be exacerbated by the frequency with which individuals change or upgrade their devices. In the event individuals choose devices that do not already include or support our platform or do not install our mobile apps when they change or upgrade their devices, our member engagement may be harmed.

A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may render our virtual care solutions obsolete or require us to expend significant resources to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation, and is currently undergoing significant change. Changes in our industry, for example, away from high deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our virtual care and chronic condition management solutions being less desirable or relevant.

For example, we currently derive the majority of our revenue from sales to Clients that purchase healthcare for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solutions depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies, individuals, or government agencies. In such a case, our business, financial condition, and results of operations would be adversely affected.

If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future solutions could be rendered obsolete, and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development, introduction, or implementation of new applications and enhancements.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

We have experienced significant growth in recent periods, which puts strain on our business, operations, and employees, and we anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems, and controls. In 2021, the Company embarked on a transformation initiative to upgrade our customer relationship management and enterprise resources planning systems in connection with our acquisition and integration activities. We must also attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, finance and accounting personnel, and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key aspect to managing our growth is our ability to scale our capabilities to implement our solutions satisfactorily with respect to both large and demanding Clients, who currently constitute the substantial majority of our Client base, as well as smaller Clients who are becoming an increasingly larger portion of our Client base. Large Clients often require specific features or functions unique to their membership base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solutions to our Clients in a timely manner. We may also need to make further investments in our technology and automate portions of our solutions or services to decrease our costs. If we are unable to address the needs of our Clients or members, or our Clients or members are unsatisfied with the quality of our solutions or services, they may not renew their contracts, seek to cancel or terminate their relationship with us, or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

Failure to effectively manage our growth could also lead us to over invest or under invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain Clients.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business, including the introduction of new products and solutions such as virtual primary care. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, health savings account, and other benefits platforms to deliver our solutions to their consumers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, financial condition, and results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased Client use of our applications or increased revenue.

Our virtual care business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition, and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified virtual care providers, and demand for such providers has become increasingly competitive. In order to ensure predictable availability of providers and a consistent member experience, we expect that the THMG Association will hire more providers and rely less on contractors. If we are unable to recruit and retain board-certified physicians, mental health providers, and other healthcare professionals, or unable to augment our or the THMG Association’s employee base with contractors to meet resource needs, it would adversely affect our business, financial condition, results of operations, and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our Clients and members, or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups, and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our Clients and members, and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to adequately expand our direct sales force will impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new Clients and to manage our existing Client base. Identifying and recruiting qualified personnel and training them requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer, and our growth will be impeded.

Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation varies widely by Client and solution, ranging from a number of days to approximately 24 months. Travel restrictions and business interruptions caused by the COVID-19 pandemic have and may continue to delay or lengthen some of our Clients’ sales cycles. Some of our Clients undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our Clients about the use, technical capabilities, and potential benefits of our solutions. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. Moreover, our large enterprise Clients often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these Clients will deploy our solutions widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex Client needs, higher upfront sales costs, and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories, and market additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition, and results of operations.

Economic uncertainties or downturns in the general economy or the industries in which we or our Clients operate could disproportionately affect the demand for our solutions and negatively impact our business, financial condition and results of operations.

Economic downturns, market volatility, inflation and uncertainty make it potentially very difficult for our Clients and us to accurately forecast and plan future business activities. The COVID-19 pandemic has adversely affected economies and financial markets globally. During challenging economic times, our Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Furthermore, we have Clients in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our Clients may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solutions are perceived by Clients and potential Clients to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our Clients.

Further, challenging economic conditions may impair the ability of our Clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business, financial condition, and results of operations could be harmed. The COVID-19 pandemic and any quarantines, interruptions in travel, and business disruptions with respect to us or our Clients could have effects similar to those described above.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, gross profit, net loss, and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•the addition or loss of large Clients, including through acquisitions or consolidations of such Clients;

•	seasonal and other variations in the timing of the sales of our services, as a significantly higher proportion of our Clients enter into new subscription contracts with us or renew their existing contracts in the third and fourth quarters of the year compared to the first and second quarters, and prior to the COVID-19 pandemic a significantly higher proportion of our members typically used our virtual care services during peak cold and flu season months;

•	travel restrictions, and other social distancing measures implemented to combat the COVID-19 pandemic, and their impact on economic, industry and market conditions, customer spending budgets, and our ability to conduct business;

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable Client implementation timelines;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our members;

•	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, Clients, or strategic partners;

•Client renewal rates and the timing and terms of Client renewals;

•the mix of applications and services sold during a period;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill and/or intangible assets; and

•	changes in the value or useful lives of our assets.

We are particularly subject to fluctuations in our quarterly results of operations because the costs associated with entering into Client contracts are generally incurred up front, while we generally recognize revenue over the term of the contract. Further, most of our revenue in any given quarter is derived from contracts entered into with our Clients during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solutions, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our access fee model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, with the exception of the first quarter during peak benefits enrollment, as revenue from new Clients must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

We depend on a limited number of third-party suppliers for certain components of our chronic condition management devices, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We utilize a single contract manufacturing vendor to build and assemble our blood glucose meter, and we rely on single suppliers for our blood pressure monitor and cuff, and glucose sensor test strips. The hardware components included in such devices are sourced from various suppliers by the manufacturers thereof and are principally industry standard parts and components that are available from multiple vendors. Quality or performance failures of the devices or changes in the contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our Clients and thereby have a material adverse impact on our business, financial condition, and results of operations.

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

We do not have long-term supply agreements with our suppliers and, in many cases, we make our purchases on a purchase order basis. Under our supply agreements, we have no obligation to buy any given quantity of products, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of products. As a result, our ability to purchase adequate quantities of our products may be limited. Additionally, our suppliers may encounter problems that limit their ability to supply products to us, including financial difficulties, labor shortages, shutdowns related to the COVID-19 pandemic, shipping delays, or damage to their manufacturing equipment or facilities. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose Clients, our reputation may be harmed, and our business could suffer. For certain of our contracts, we have obligations to provide a blood glucose meter and other supplies to new members within a certain specified period of time, and/or to provide replacements for defective blood glucose meters within a certain specified period of time. If we are regularly unable to meet those obligations, our channel partners, resellers, or Clients may decide to terminate their contracts.

Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Moreover, we may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us, including as a result of supply chain disruptions caused by the COVID-19 pandemic. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solutions, our quality control standards, and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration (the “FDA”) or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures, or civil penalties. It could also require us to cease using the components, seek alternative components or technologies, and modify our solution to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our business, financial condition, and results of operations.

Our international operations pose certain political, legal and compliance, operational, regulatory, economic, and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase.

Our international business is subject to political, legal and compliance, operational, regulatory, economic, and other risks resulting from differing legal and regulatory requirements, political, social, and economic conditions and unforeseeable developments in a variety of jurisdictions. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets, and pricing constraints. Our international solutions need to meet country-specific Client and member preferences as well as country-specific legal requirements, including those related to licensing, virtual care, privacy, data storage, location, protection, and security. Our ability to conduct virtual care services internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial, and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements, and customer arrangements. We have 32 offices globally, and we earned approximately 13% of revenue internationally in 2021.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes, and time zones. Our international operations encounter labor laws, customs, and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business partners, which requires us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

Our international operations are also subject to particular risks in addition to those faced by our domestic operations, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•	obtaining regulatory approvals or clearances where required for the sale of our solutions, devices, and services in various countries;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;

•	requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy, and data protection laws and regulations;

•	data privacy laws that require that Client data be stored and processed in a designated territory;

•	new and different sources of competition and laws and business practices favoring local competitors;

•	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the FCPA and other anti-corruption laws and regulations;

•	changes to economic sanctions laws and regulations;

•	central bank and other restrictions on our ability to repatriate cash from international subsidiaries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, economic instability, and inflationary conditions, which could make our solutions more expensive or increase our costs of doing business in certain countries;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting burdens and complexities;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	political unrest, war, terrorism, economic instability, curtailment of trade, epidemics (including the COVID-19 pandemic), or regional natural disasters, particularly in areas in which we have facilities.

For example, the conflict in Ukraine and the surrounding region could lead to disruption, instability, and volatility in global markets, increase inflation and further disrupt supply chains. We also have employees and/or contractors in Ukraine and surrounding countries, including Belarus, primarily focused on technology development, and they and our development efforts may be disrupted, which could impact our operations.

Our overall success in international markets depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition, and results of operations may be materially adversely affected.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other senior leaders. These individuals are at-will employees and therefore they may terminate employment with us at any time with no advance notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. However, competition in the job market is intense for a limited pool of qualified professionals. Inability to meet the ever-increasing expenses (salaries, benefits and technology costs, and talent inflation) of attracting and retaining talent may threaten our ability to provide the staffing resources needed to execute our growth strategy. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications, in particular software engineers. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

In addition, in making employment decisions, particularly in high technology industries, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on our ability to recruit, retain and develop a very large and diverse workforce. We must evolve our culture in order to successfully grow our business.

Our products and services and our operations require a large number of employees. A significant number of employees have joined us in recent years as a result of our rapid growth, our acquisitions and our entry into new businesses. Our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees, and inspire our employees to be open to change, to innovate, and to maintain member- and Client-focus when delivering our services. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain, and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

If we fail to develop widespread brand awareness cost-effectively, or are subject to widespread negative media coverage, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solutions and attracting new Clients. Our brand promotion activities may not generate Client awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain Clients necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad Client adoption of our solutions.

In addition, unfavorable publicity regarding, among others, us, our business, our solutions, the healthcare industry, litigation or regulatory activity, our data privacy, or data security practices, or those of other participants in our industry, could materially adversely affect our reputation. From time to time, news media outlets have provided negative coverage regarding virtual care and privacy practices, in particular related to our D2C mental health solution, and any such negative media coverage, regardless of the accuracy of such reporting, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain Clients, members or employees, and result in decreased revenue, which could materially adversely affect our business, financial condition and results of operations.

Our D2C marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely affect our business, financial condition, results of operations, and cash flows.

D2C mental health represents a significant portion of our overall business and has been rapidly growing in recent years. We spend significant resources marketing this service. Any decrease in the amount or effectiveness of our D2C marketing efforts could lead to lower revenue or growth of this business.

In addition, we rely on relationships for our D2C mental health business with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products for our D2C mental health business, we may spend a significant amount of resources on marketing. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of individuals visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In order to support the growth of our business, we have and may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2021 and 2020, our net cash provided by (used in) operating activities was $194.0 million and $(53.5) million, respectively. As of December 31, 2021, we had $893.5 million of cash and cash equivalents and $2.5 million of short-term investments, which are held for working capital purposes. As of December 31, 2021, we had outstanding $1,000.0 million of 1.25% convertible senior notes due 2027 (the “2027 Notes”) and $0.7 million of 1.375% convertible senior notes due 2025 (the “2025 Notes,” and together with the 2027 Notes, the “Notes”). As of December 31, 2021, Livongo also had outstanding $550.0 million of 0.875% convertible senior notes due 2025 (the “Livongo Notes”), and we have agreed to guarantee Livongo’s obligations under the Livongo Notes.

We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and the Livongo Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our business, financial condition, and results of operations. We may settle conversions of the Notes and the Livongo Notes through payment or delivery, as the case may be, of cash, shares of our common stock, or a combination of cash and shares of our common stock. The amount of cash paid, or number of shares delivered in connection with any conversion may be material, and could result in a significant depletion in the cash available to fund our operations or significant dilution to our stockholders.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services, and the continuing market acceptance of virtual care. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could become more expensive due to rising interest rates or involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition, and results of operations.

Foreign currency exchange rate fluctuations could adversely affect our business, financial condition and results of operations.

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including any continued expansion of our business outside the United States, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. In the event we are unable to offset these risks, there may be a material adverse impact on our business, financial condition, and results of operations. In appropriate circumstances where we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Even where we implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, costs to implement the strategies, and potential accounting implications. Nevertheless, exchange rate fluctuations may either increase or decrease our revenues and expenses as reported in U.S. dollars. Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, financial condition, and results of operations.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition, and results of operations.

Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes, and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our Clients and members would be impaired or we could lose critical data. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition and results of operations and harm our reputation. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or material adverse effects on our business.

Risks Related to Information Technology

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

We serve all of our Clients and members leveraging a multi-cloud architecture using three leading multinational vendors. The actual instances are geographically diverse to insulate our applications from local failures and have an additional layer of redundancy provided by company-managed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their Clients, including us, could adversely affect the experience of our Clients and members. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial or business actions by our cloud vendors, third-party data centers operators, or any of the service providers with whom we or they contract may have negative effects on our business, financial condition, and results of operations, the nature and extent of which are difficult to predict. These financial or business actions may include bankruptcy declarations or decisions to acquire or develop products that compete directly with our solutions. Should they compete against us, we may be at a disadvantage because they may gain additional insights into our system by analyzing our cloud traffic on their services.

In addition, our ability to deliver our services that rely on internet or mobile technology depends on the development and maintenance of the infrastructure of the internet or mobile technology by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with Clients and members. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, natural disasters, health epidemics (including the COVID-19 pandemic), and other force majeure events outside our control;

•	communications failures;

•	software and hardware errors, failures, and crashes;

•	security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and

•	other potential interruptions.

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services in connection with third-party technology and information services may reduce our revenue, cause us to issue refunds to Clients for prepaid and unused subscription services, subject us to potential liability, or adversely affect Client renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

Our ability to rely on these services of third-party vendors could be impaired as a result of the failure of such providers to comply with applicable laws, regulations, and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses, cyber incidents, and similar disruptive problems, fire, flood, and natural disasters. Any such failure or event could adversely affect our relationships with our Clients and damage our reputation. This could materially and adversely impact our business, financial condition, and results of operations.

If our or our vendors security measures fail or are breached and unauthorized access to a Client's data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and Clients.

Our services involve the storage and transmission of Clients’ and our members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, Clients, members and others, as well as the PHI of our members. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. While we have security measures in place, we have experienced attempted cybersecurity incidents in the past. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive Client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our Clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect Client, member, or investor confidence in us, and reduce the demand for our services from existing and potential Clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Applicable data protection laws, privacy policies, or data protection obligations may require us to notify affected individuals, regulators, customers, credit reporting agencies, and others in the event of a security breach. Members about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable data protection laws, privacy policies, and data protection obligations. Claims that we have violated individuals’ privacy rights or breached our data protection obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, Clients, and members, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the threat of ransomware has quickly escalated from a small, isolated incident to that of large-scale business disruption and data breach. A successful attack could shut down our ability to provide our services for an extended period of time, the result of which would be the loss of revenue, potential fines and costs associated with data loss, as well as a blemished reputation that could hinder our ability to retain and attract Clients and members.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business, financial condition, and results of operations.

The Teladoc Health proprietary application platform provides our members and providers with the ability to, among other things: register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); conduct a visit (via video or phone); and initiate an expert medical service. Proprietary software development is time consuming, expensive, and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve Client expectations in terms of performance, Clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain Clients.

Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects, or errors in our existing or new software and applications and services may arise in the future and may result from interface of our solutions with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation, and increased service and maintenance costs. Defects or errors may discourage existing or potential Clients from purchasing our solutions from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition, and results of operations.

If we cannot implement our solutions for Clients, enroll members or resolve any technical issues in a timely manner, we may lose Clients and our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

Our Clients utilize a variety of data formats, applications, and infrastructure and our solutions must support our Clients’ data formats and integrate with complex enterprise applications and infrastructures. If our virtual care platform does not currently support a Client’s required data format or appropriately integrate with a Client’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our Clients’ implementation schedules. As a result, if our Clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the Client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our Client relationships.

Our Clients and members depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as we increase the size of our Client and membership bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, we may be unable to provide satisfactory support services to our members. Further, if we are unable to address members’ needs in a timely fashion or further develop and enhance our solution, or if a Client or member is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and Clients’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such Clients. These Clients may not renew their contracts, seek to terminate their relationship with us, or renew on less favorable terms. Moreover, negative publicity related to our Client relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective Clients. If any of these were to occur, our revenue may decline and our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Government Regulation

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct virtual care services and expert medical services in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing virtual healthcare, the practice of medicine, and healthcare delivery in general in such location which are subject to changing political, regulatory, and other influences. With respect to virtual care services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in litigation and the suspension or modification of our virtual care operations in certain states. With respect to expert medical services, we believe that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, and (in the case of non-U.S. jurisdictions) the relevant regulatory and legal authorities, each with broad discretion.

In addition, our D2C mental health business and the industry as a whole has come under increasing scrutiny from government regulators in recent years, including as a result of the industry’s growing profile due to the COVID-19 pandemic. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the laws. Additionally, it is possible that the laws and rules governing the practice of medicine, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The laws of many states, including states in which many of our Clients are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. We enter into agreements with a professional association, THMG, which enters into contracts with our providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Clients to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate Clients located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition, and results of operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

We do not own THMG, which is a 100% physician owned independent entity, or the professional corporations with which it contracts. THMG and the other professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with THMG, or among THMG and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with THMG could have a material adverse effect on our business, financial condition, and results of operations.

Evolving government regulations may require increased costs or adversely affect our business, financial condition, and results of operations.

In a regulatory climate that is uncertain, our operations have been, and may in the future be, subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our business, financial condition, and results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These areas include: rules governing the provision of telehealth; practice of medicine by physicians; licensure standards for doctors, physician assistants, advanced practice registered nurses, nurses, and mental health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may allege or determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solutions’ attractiveness to our Clients, members or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition, and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to Clients and members, which could have a material adverse effect on our business, financial condition, and results of operations.

In the U.S., we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations, or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state, and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors, and Clients, our marketing activities and other aspects of our operations. Of particular importance are:

•	the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

•	the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation, or receipt of any bribe, kickback, rebate, or other remuneration for referring an individual, in return for ordering, leasing, purchasing, or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing, or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact or making any material false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

•	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

•	similar state law provisions pertaining to anti-kickback, self-referral, and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;

•	state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions, or engaging in some practices such as splitting fees with physicians;

•	laws that regulate debt collection practices as applied to our debt collection practices;

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;

•	federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

•	federal and state laws and policies that require healthcare providers to maintain licensure, certification, or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice, the OIG and other governmental agencies have increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and minimum penalties per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. Any new or changed healthcare laws, regulations, or standards or any review of our business by judicial, law enforcement, regulatory or accreditation authorities could adversely affect our business, financial condition, and results of operations.

Our use and disclosure of personally identifiable information, including health information, and other personal data is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our Client base, membership base, and revenue.

Numerous federal, state and foreign laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of PII, including PHI. In particular, in the U.S., HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us. HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. However, a single breach incident can result in violations of multiple standards, which could result in significant fines. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations, and reputation.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI and other personal data. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity, and liability. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our business, financial condition, and results of operations. For example, U.S. states have begun to introduce more comprehensive data protection laws. The CCPA went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, on November 3, 2020, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters. The CPRA significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Moreover, the CPRA calls for additional regulations to be implemented before the law becomes fully operative on January 1, 2023. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. For example, Virginia passed the Virginia Consumer Data Protect Act in March 2021, which becomes effective on January 1, 2023, and Colorado passed the Colorado Privacy Act in July 2021, which becomes effective on July 1, 2023. Both of these laws appear very similar to the CCPA. The federal government is also considering comprehensive privacy legislation.

New health information standards, whether implemented pursuant to HIPAA, congressional action, or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached, or fail, unauthorized persons may be able to obtain access to sensitive Client and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting Client and member confidence. Members may curtail their use of, or stop using, our services or our Client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties, and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals, and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to Clients or other business partners in an effort to maintain our business relationships after a breach, and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

We publish statements to our members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders.

We engage in digital marketing which has come under additional scrutiny by the Federal Trade Commission (“FTC”) and state regulators. If our practices are deemed to have been unlawful or deceptive or potentially a violation of HIPAA or other laws or regulations, it could lead to significant liabilities and consequences including, without limitation, costs of responding to investigations, defending against litigation, including class action suits, settling claims, complying with regulatory or court orders, and managing public relations and Client concerns associated with such violations.

We also send short message service (“SMS”) text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for our company since they are governed by the Telephone Consumer Protection Act, which allows for class action lawsuits and is enforced by the Federal Communications Commission. Numerous class action suits under federal and state laws have been filed against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

Further, there are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure, and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations, and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €10,000,000 or up to 2% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the data protection rules imposed by the GDPR we may be required to put in place additional mechanisms ensuring compliance. In addition, privacy laws are developing quickly in other jurisdictions where we operate, which impose similar accountability, transparency, and security obligations. These additional privacy law obligations may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders, or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

Finally, federal, state, and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention, and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand, or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service, and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

Our medical device operations are subject to FDA regulatory requirements and may become subject to similar foreign regulatory requirements.

We are regulated by the FDA as a medical device manufacturer, and the medical devices that we distribute as part of our chronic condition management solutions are subject to extensive regulation by the FDA. We expect to expand the sales of the chronic condition management solutions internationally, and as we do so we will also become subject to similar regulations by foreign governments. Government regulations specific to medical devices are wide ranging and govern, among other things:

•product design, development, and manufacture;

•laboratory, preclinical and clinical testing, labeling, packaging, storage, and distribution;

•premarketing clearance or approval;

•record keeping;

•product marketing, promotion and advertising, sales and distribution; and

•	post-marketing surveillance, including reporting of deaths, serious injuries, and product malfunctions, recalls, corrections, and removals.

Before a new medical device or a new intended use for a device in commercial distribution can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the Food, Drug, and Cosmetic Act or approval of a premarket approval (“PMA”) application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction may require the submission and approval by the FDA of a PMA application. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances could have a material adverse effect on our business, financial condition, and results of operations. Material modifications to the intended use or technological characteristics of our devices that we distribute as part of our chronic condition management solutions may also require new 510(k) clearances or premarket approvals prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained.

In addition, we are required to timely submit various reports with the FDA, including reports that medical devices that we distribute as part of our solutions may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business, financial condition, and results of operations. Any corrective actions can be costly, time-consuming, and divert resources from other portions of our business. Furthermore, the submission of these reports could be used by competitors against us, which could harm our reputation.

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

We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of medical devices that we distribute as part of our chronic condition management solutions. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and our third-party suppliers. Any of the foregoing actions could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to comply with the anti-corruption, trade compliance, and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation, business, financial condition, and results of operations.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the U.K. Bribery Act) and similar laws in other jurisdictions. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. Where they apply, the FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees, and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing, or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the U.K. Bribery Act. Implementing our compliance policies, internal controls, and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial, and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability, and location of our global infrastructure and make appropriate changes and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation, and/or long-term growth.

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury's Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions, or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the United States exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls, and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, and results of operations.

Risks Related to Litigation and Liability

Any current or future litigation or other legal or regulatory proceedings could be costly and time consuming, and any losses or liability may not be covered by insurance.

We have been and may become subject, from time to time, to legal and regulatory proceedings and claims that arise in the ordinary course of business, such as claims brought by our Clients in connection with commercial disputes or employment claims made by our current or former associates. Regardless of outcome, such proceedings may result in substantial costs and may divert management’s attention and resources or decrease market acceptance of our solutions, which may substantially harm our business, financial condition, and results of operations. We attempt to limit our liability to Clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. Insurance may not cover claims against us, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock. In addition, any insurance coverage would not address the reputational damage that could result from any legal or regulatory proceedings or claims.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both our providers and us. Although we and THMG carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and THMG’s insurance coverage. THMG carries professional liability insurance for itself and each of its healthcare professionals (our providers), and we separately carry a general insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any claims may adversely affect our reputation.

Risks Related to Intellectual Property

Any failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright, and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees, consultants, and certain of our contractors to execute confidentiality and assignment of inventions agreements. These laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. In addition, the laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States.

In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor, and protect these rights. We may not always detect infringement of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition, and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits, and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination, or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. The failure to secure and adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim could have a material adverse effect on our business, financial condition, and results of operations. We expect that we may in the future receive notices that claim we or our Clients using our solutions have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention, and resources, damage our reputation and brand, and substantially harm our business.

In addition, in most instances, we have agreed to indemnify our Clients against certain third-party claims, which may include claims that our solutions infringe the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our Clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease offering or using technologies that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments, or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our Clients for such claims, such payments or costs could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Taxation

Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial conditions or results of operations.

We are subject to income tax in the U.S. and various jurisdictions outside of the U.S. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits on stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.

We are open to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition, or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our financial condition or results of operations.

Our tax provision could also be impacted by changes in accounting principles or changes in U.S. federal and state or international tax laws applicable to corporate multinationals. Furthermore, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also impact our tax provision.

We may also be subject to additional liabilities for non-income based taxes due to changes in U.S. federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

If our providers or experts are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with many of our providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that these providers and experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal, or foreign courts were to determine that these providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare, and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these providers or experts are our employees could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Strategic Initiatives

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated synergies or other benefits therefrom, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, applications, and services or technologies that we believe could complement or expand our solution, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated synergies or other benefits from the acquired business due to a number of factors, including, but not limited to:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	difficulty integrating the accounting systems, operations, and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the Clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and Clients as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which can result in the risk of impairment over time.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. For example, shares of our common stock were issued in connection with the acquisitions of Livongo and InTouch. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may suffer.

We may not realize all of the anticipated synergies and other benefits of the Livongo merger.

On October 30, 2020, we completed the merger with Livongo. The ultimate success of our merger with Livongo will depend in large part on the success of integrating the operations, strategies, technologies, and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of the two companies or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair our operations. In addition, the overall integration of Livongo post-merger will continue to be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties we may encounter in the integration process include the following:

•the integration of management teams, strategies, technologies and operations, products, and services;

•the disruption of ongoing businesses and distraction of management from ongoing business concerns;

•the retention of and possible decrease in business from the existing customers of both companies;

•the creation of uniform standards, controls, procedures, policies, and information systems;

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders be called only by the chairman of our board of directors, the chief executive officer, the president or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees, or agents to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect our business, financial condition, or results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation will be your sole source of gain, if any.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. In addition, the trading price of our common stock has been, and could continue to be, subject to wide fluctuations. The price at which our stock trades depends on a number of factors, many of which are beyond our control. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including whether you will achieve any capital appreciation.

We have been, and in the future could be, subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We have been, and may in the future become, subject to such securities class action litigation, and any such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We lease office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2028.

We also lease additional office space in California, Illinois, Massachusetts, Texas, Spain and elsewhere in the

United States and other foreign locations. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 18 to the consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TDOC”.

Holders

On February 11, 2022, there were 96 shareholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph compares the cumulative total stockholder return on Teladoc Health Common Stock with the comparable cumulative return of the S&P 500 Index and the S&P 500 Health Care Sector Index over the period of time covered in the graph. The graph assumes that $100 was invested in Teladoc Health Common Stock and in each index on December 31, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	[Reserved]

Not applicable.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in whole person virtual care focused on forging a new healthcare experience with better convenience, outcomes and value around the world.

Teladoc Health was founded on a simple, yet revolutionary idea: that everyone should have access to the best healthcare, anywhere in the world on their terms. Today, we have a vision of making virtual care the first step on any healthcare journey, and we are delivering on this mission by providing whole person virtual care that includes primary care, mental health, chronic condition management, and more.

COVID-19 Update

We believe that favorable existing secular trends in the healthcare industry were accelerated by the impacts of the COVID-19 pandemic, driving greater consumer use of virtual care, and increased adoption by employers, health plans, hospitals and health systems, and healthcare providers. In combination with the expansion of our capabilities, we believe that these trends present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that deliver convenient, affordable, and high-quality care; empower individuals to manage and improve their health; and enable providers to offer their best care for their patients.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. COVID-19 has increased utilization of our telehealth services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our Clients and members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with any related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs. Further, the economic effects of the COVID-19 pandemic have financially constrained some of our prospective and existing Clients’ healthcare spending, which may negatively impact our ability to acquire new Clients and our ability to renew subscriptions with or sell additional solutions to our existing Clients. We also may experience increased member attrition to the extent our existing Clients reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and any resulting economic impact may materially and adversely affect our business, results of operations, cash flows, and financial positions as well as our customers.

We have also taken measures in response to the COVID-19 pandemic, and we may take further actions that alter our business operations as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, Clients, members, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. For the year ended December 31, 2021, we increased revenue 86% to $2,032.7 million, including an incremental $500.0 million from acquired business. Excluding the impact of the acquisitions, revenue increased 40% for the year ended December 31, 2021, reflecting the acceleration of the adoption of virtual care stemming from the COVID-19 pandemic and the Company’s broad momentum to transform the healthcare experience. In 2020, revenue increased 98% to $1,094.0 million which included an incremental $128.3 million from our InTouch acquisition and Livongo merger.

For the year ended December 31, 2021, 85%, 13%, and 2% of our revenue was derived from access fees, visit fees, and other, respectively. For the year ended December 31, 2020, 78%, 20%, and 2% of our revenue was derived from access fees, visit fees, and other, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On October 30, 2020, we completed the merger with Livongo. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share to shareholders of Livongo as of a record date of October 29, 2020. The total final consideration was $13,876.9 million consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.2 million shares of Teladoc Health’s common stock valued at approximately $12,941.3 million on October 30, 2020. Livongo is a leading provider to empower people with chronic conditions to live better and healthier lives.

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members and Revenue per Member. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee or access fees derived from our D2C members. Therefore, we believe that our ability to add new members, retain existing members, and increase the revenue generated from each member is a key indicator of our increasing market adoption, the growth of our business, and future revenue potential, and that increasing our membership and revenue per member is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. paid membership increased by 1.8 million to 53.6 million at December 31, 2021, compared to the same period in 2020. Average U.S. revenue per member measures the average amount of access revenue that we generate from a U.S. paid member for a particular period. It is calculated by dividing the U.S. access revenue generated from our U.S. paid members, excluding certain non-member based access fees, by the total average number of U.S. paid members during the applicable period. Average U.S. revenue per member increased to $2.32 in 2021, from $1.12 in 2020. For the fourth quarter of 2021, Average U.S. revenue per member was $2.49 compared to $1.63 for the same period last year.

Number of Visits and Utilization. We also recognize revenue in connection with the completion of a general medical visit, expert medical service, and other specialty visits for contracts where the service is not part of access fees. Visit fee revenue is driven primarily by the number of Clients, the number of members in a Client’s population, member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 38%, or 4.2 million, to approximately 15.4 million for the year ended December 31, 2021, compared to the same period in 2020. Utilization measures the ratio of visits to total U.S. paid members. It is calculated by dividing annual visits by annual U.S. paid members in the year. Visit fee only visits are excluded. Utilization increased by 560 basis points to approximately 20.1% for the year ended December 31, 2021, compared to 14.5% in the same period in 2020.

Number of Platform-Enabled Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual healthcare. Our Clients completed 4.1 million platform-enabled sessions during the year ended December 31, 2021, compared to 2.1 million during the six month period ended December 31, 2020, reflecting the period following the acquisition of InTouch.

Chronic Care Enrollment. Our chronic care programs are one of the key components of our whole person virtual care platform that we believe position us to drive greater engagement with our platforms and increased revenue. Chronic care enrollment measures the number of unique individuals enrolled in one or more of our chronic care programs. Chronic care enrollment increased by 22% to 0.7 million at December 31, 2021, compared to 0.6 million at December 31, 2020.

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

As a result of national seasonal cold and flu trends, we typically experience our highest level of visit fees during the first and fourth quarters of each year. Conversely, the second quarter of the year has historically been the period of lowest utilization of our provider network services relative to the other quarters of the year. However, during the COVID-19 pandemic in 2021 and 2020, we did not experience the typical seasonality associated with national cold and flu outbreaks. See “Risk Factors—Risks Related to Our Business and Industry —Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Revenue

The Company follows the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Accounting Standards Codification (“ASC”) 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to Clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company primarily generates virtual healthcare service revenue from contracts with Clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s Client contracts include a per-member-per-month access fee as well as certain contracts that also include additional revenue on a per-virtual healthcare visit basis for general medical or other specialty visits, or expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits. For the Company’s D2C mental health product, members purchase access to the Company’s professional provider network for an access fee.

Revenues are also generated from contracts with Clients for the Company’s chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a per participant per month model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active members are aligned.

Revenue is also generated from contracts with Clients for the sale and rental of equipment consisting of virtual healthcare devices which allow physicians to access the Company’s hosted virtual healthcare platform. These contracts also include multiple performance obligations, and the Company determines the standalone selling prices based on overall pricing objectives. In some arrangements, the Company’s devices are rented to certain qualified Clients that qualify as either sales-type lease or operating lease arrangements and are subject to lease accounting guidance.

The Company records access fees from Clients accessing its professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform.

The Company’s Client agreements generally have a term of one to three years. The majority of Clients have a term of one year and renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide virtual healthcare services which occurs when the Company’s Clients and members have access to and obtain control of the virtual healthcare service or platform.

For contracts where revenue is generated on a per healthcare visit basis, revenues are recognized when the visits are completed as the Company has delivered on its stand ready obligation to provide access. For other revenue, which primarily includes virtual healthcare devices, the Company’s performance obligation is satisfied when the equipment is provided to the Client and revenue is recognized at a point in time upon shipment.

Certain of the Company’s contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by the Company for specific service level performance, member satisfaction scores, cost savings guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on the Company’s historical performance of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2021, 2020, and 2019, revenue recognized from performance obligations related to prior periods for the changes in transaction price or Client performance guarantees was $5.6 million, $1.9 million, and $0.8 million, respectively.

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

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, we may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations. Upon completion of the purchase accounting for the acquisition of Livongo on October 30, 2020, we allocated $1.05 billion of the total acquisition consideration to customer relationship intangibles, an amount which reflects both direct and channel-sourced customers that had been acquired by Livongo since it began offering its diabetes management program in 2014. The fair value of these customer relationships was determined based on the excess earnings method of the income approach. We determined the remaining weighted average useful life to be approximately 15.7 years based on historical Livongo attrition rates, estimated revenues from customers, and other qualitative factors, and we believe that our customer relationships are expected to make contributions to our future cash flows over this period. The Livongo customer relationships typically have a three-year contractual term, but the estimated useful life assumes renewals or extensions and considers historical attrition rates, which were calculated using actual Livongo attrition data, the largest factor in the estimation of the useful life. The weighted average attrition rate used in the determination of useful life was approximately 6.5%.

Goodwill and Other Intangible Assets

As of December 31, 2021, our balance of goodwill was $14.5 billion. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price, below our net book value. We currently operate as a single reporting unit under the guidance in ASC 350, “Intangibles- Goodwill and Other.”

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference.

To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin, and operating expense growth rates, as well as a discount rate, and a terminal growth rate. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies.

In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.

As part of our annual goodwill impairment tests performed as of October 1, 2021 and 2020, no impairment was indicated as our reporting unit fair value significantly exceeded its carrying value.

Other Intangible Assets

Other intangible assets include customer relationships, non-compete agreements, acquired technology, patents, and trademarks resulting from business acquisitions, and capitalized software development costs. As of December 31, 2021, the aggregate balance of these assets was $1,910.3 million. We amortize these definite-lived intangible assets over their estimated useful lives as disclosed in Note 8 to the consolidated financial statements. We also review the useful lives on a quarterly basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements. Customer relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows. The useful lives of the customer relationships are subject to risks and uncertainties including future attrition rates. These considerations include, but are not limited to, the emergence of new competitor offerings, relative competitor pricing and scale, our ability to successfully integrate and manage the acquired customers, our level of success in delivering future innovation, and overall changes in economic and regulatory conditions. Significant changes in any one or a combination of considerations could lead us to update our weighted average attrition rate, which, in turn would impact the assigned useful life and the level of amortization expense recorded for our customer relationship intangibles. For example, a sustained increase in the customer attrition rate related to customers acquired in the Livongo transaction could prompt us to reduce our estimate of the remaining useful life of the customer relationships. Should this occur, a year’s reduction to the estimated life would result in an annual increase in amortization expense of approximately $5 million. Non-compete agreements are amortized over a period of 1.5 to 5 years using the straight-line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Technology is amortized over 5 to 7 years using the straight-line method. Patents are amortized over 3 years using the straight-line method. Capitalized software development costs are amortized over 3 to 5 years using the straight-line method.

Definite-lived intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. There were no events or changes in circumstances which indicated that the carrying value of the definite-lived intangible assets may not be recoverable during the year ended December 31, 2020.

December 2021 Impairment Testing

As a result of a sustained decrease in our Company share price following our annual impairment test on October 1, 2021, we concluded that a triggering event had occurred and conducted impairment testing of our goodwill, definite-lived intangibles and other long-lived assets as of December 1, 2021. As a result of this review, each of our asset groups identified for the purpose of testing the recoverability of our definite-lived intangibles and other long-lived assets passed the recoverability test by a significant margin. In addition, no goodwill impairment was indicated and the fair value of our reporting unit exceeded our carrying value but declined to an excess of approximately 15%. Consistent with the test performed on October 1, 2021, this estimate reflected a 75%/25% allocation between the income and market approach. We believe the 75% weighting to the income approach was appropriate as it more directly reflects the Company’s future growth and profitability expectations. There were no changes in our projected cash flows used in the impairment tests performed on each of these two dates. However, certain significant inputs to the valuation models were modified reflecting our view of the market’s perception of the associated risks of achieving our projected cash flows and other economic factors, as might be implied by the decline in the Company’s share price. The following table indicates the most significant changes to inputs and their resulting impact:

Testing dates	Discount Rate	Peer Group Revenue Multiples (2021/2022)	Excess of Reporting Unit Fair Value over Carrying Value
October 1, 2021	9.5%	9.0/7.0	36%
December 1, 2021	10.5%	7.0/5.5	15%

Between the October 1, 2021, and December 1, 2021, assessments, our estimate of the reporting unit’s fair value decreased by approximately $3,200 million. The Company performed a sensitivity analysis of the key inputs to its valuation models and determined across a range of reasonable assumptions that no impairment was indicated at either assessment date in 2021.

Overall, in the event there are future adverse changes in our projected cash flows and/or changes in key assumptions, including but not limited to an increase in our discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record a non-cash impairment charge to our goodwill, other intangibles and/or long-lived assets. Such a non-cash charge would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.

While management believes the assumptions used in our impairment test are reasonable, the fair value estimate is most sensitive to our discount rate and market multiple assumptions as these amounts are reflective of the market’s perception of our ability to achieve our projected cash flows. The above table illustrates the changes in discount rates and selected peer revenue multiples between our October 1, 2021, and December 1, 2021, testing dates and the impact of those changes on our goodwill impairment testing results.

In the period following December 31, 2021, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. If this decline in our share price is sustained, it would require further testing of our goodwill in our next reporting period and it may result in an impairment of our goodwill. Absent changes to our projected cash flows, we would adjust our discount rate and market multiple assumptions as these amounts are reflective of the market’s perception of risks to achieving our projected cash flows and other economic factors. Those factors alone, or in combination with other factors, could cause our reporting unit carrying value to exceed its fair value, resulting in impairment. Should the fair value of our reporting unit decline a further $3,200 million, which was selected as an illustrative example because it approximates the decrease in estimated fair value between the Company’s October 1, 2021 and December 1, 2021 assessments, it would result in a goodwill impairment charge of approximately $800 million, all else held constant. A decline in fair value of twice that magnitude, or approximately 30%, could result in an impairment charge of approximately $4,000 million, all else held constant.

Livongo Customer Relationships

Upon completion of the purchase accounting for the acquisition of Livongo on October 30, 2020, we allocated $1.05 billion of the total acquisition consideration to customer relationship intangibles, an amount which reflects both direct and channel-sourced customers that had been acquired by Livongo since it began offering its diabetes management program in 2014. The fair value of these customer relationships was determined based on the excess earnings method of the income approach and incorporated assumptions including revenue growth, cash flows and other factors.

Following the guidance in the Financial Accounting Standards Board (“FASB”) ASC 350, we determined the remaining weighted average useful life of the customer relationships to be approximately 15.7 years. The Livongo customer relationships typically have a three-year contractual term, however, in accordance with the guidance, our determination of the estimated useful life assumed renewals and extensions, and reflected actual historical attrition rates which comprised the largest contributing factor to the estimate of the useful life. The weighted average attrition rate used in the determination of useful life was approximately 6.5%.

Due to a number of both macro and micro-economic factors, there are risks and uncertainties related to the attrition rates that are at least reasonably likely to occur. These factors include, but are not limited to, the emergence of new competitor offerings, relative competitor pricing and scale, our ability to successfully integrate and manage the acquired customers, our level of success in delivering future innovation, and overall changes in economic and regulatory conditions. Significant changes in any one or a combination of these types of factors could lead us to update our weighted average attrition rate, which, in turn would impact the assigned useful life and the level of pre-tax amortization recorded on our customer relationship intangibles.

Income Taxes

Our income tax expenses, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The assumptions about future tax consequences require significant judgment and variations in the actual outcome of these consequences could materially impact our results of operations. We recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. As of December 31, 2021, we had approximately $110.8 million of unrecognized tax benefits.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances recorded against deferred tax assets requires significant judgment and use of assumptions, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. To the extent that new information becomes available which causes the Company to change its judgment regarding the adequacy of existing valuation allowances, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. In 2020, we released a portion of the valuation allowance against the deferred tax assets attributable to our U.S. NOLs as the acquired intangibles from the InTouch and Livongo acquisitions serve as a source of income for which we, more likely than not, will be able to realize the benefits of the deferred tax assets. In 2021, upon filing its U.S. federal and state tax returns for the year ended December 31, 2020, the Company updated its deferred tax asset for NOLs and the related valuation allowance to reflect the amounts included on the tax returns and the current year losses. At the end of the year, the valuation allowance is $335.8 million.

Components of Results of Operations

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately)

Cost of revenue (exclusive of depreciation and amortization, which is shown separately) primarily consists of fees paid to the physicians and other health professionals in our provider network; product cost; costs incurred in connection with our provider network operations and data center activities, which include employee-related expenses (including salaries and benefits), costs related to Client support; provider network, medical records, magnetic resonance imaging, medical lab tests, translation, postage, medical malpractice insurance, and deferred device costs. Cost of revenue includes costs of technology enabling multiple modes of real-time communication, including via web browser, mobile application, voice / telephony, and text. These expenses increase or decrease as the level of revenue changes. Cost of revenue (exclusive of depreciation and amortization, which is shown separately) is driven primarily by the number of general medical visits, expert medical services, and other specialty visits completed in each period and are closely correlated or directly related to delivery of our solutions and monthly access fees. Many of the elements of the cost of revenue (exclusive of depreciation and amortization, which is shown separately) are relatively variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. Cost of revenue (exclusive of depreciation and amortization, which is shown separately) does not include an allocation of depreciation and amortization.

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of costs of digital and media advertisements, personnel and related expenses for our marketing staff and communications materials that are produced for member acquisition and to generate greater awareness and utilization among our Clients and members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs, and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

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

Technology and Development Expenses

Technology and development expenses include the costs of operating our on-demand technology infrastructure that are not directly related to changes in revenue or volume of visits, including licensed applications, information technology infrastructure, security, and compliance. The technology and development line item also contains amounts charged to expense for research and development, which include costs of new product development, costs to add new features or improve reliability or scalability of existing applications, and other software development and engineering costs to the extent that they are not capitalized. The research and development expenses may enable future revenue growth but are not directly related to current revenues.

Technology and development expenses include personnel and related expenses for software engineering, information technology infrastructure, security and compliance, product development and support for our efforts to add new features and ensure the reliability or scalability of our existing solutions. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure (whereas costs directly associated with revenue are presented separately in cost of revenues), licensed applications, and stock-based compensation for our technology and development employees. Our technology and development expenses exclude certain allocations of occupancy expense, capitalized software development costs, and depreciation and amortization.

We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses, including the ability to capitalize software development costs. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as software development costs.

Acquisition, Integration, and Transformation Costs

Acquisition, integration, and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration, and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including enhancing our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems, incurred in connection with our acquisition and integration activities.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, business development, operations, and human resources departments. They also include stock-based compensation costs related to our board of directors and our employees and most of the facilities costs including utilities and facilities maintenance. Our general and administrative expenses exclude any allocation of depreciation and amortization.

We expect our general and administrative expenses to increase for the foreseeable future as we continue to grow our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consist primarily of depreciation of fixed assets, amortization of capitalized software development costs, and amortization of acquisition-related intangible assets.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of costs associated with debt refinancing including the write off of origination and termination financing fees and the redemption/conversion of convertible senior notes.

Other (Income) Expense, Net

Other (income) expense, net includes the impact of foreign currency remeasurement, realized and unrealized gains on investment securities, and all other non-operating items not included in other financial statement lines.

Interest Expense, Net

Interest expense, net consists of interest costs associated with convertible senior notes and advances from financing companies, net of interest earned on cash and cash equivalents and short-term investments.

Income Tax Expense (Benefit)

Income tax expense (benefit) reflects management's best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. See above for Critical Estimates and Policies.

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and Adjusted EBITDA, which are non-U.S. GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

EBITDA consists of net loss before interest; other (income) expense, net, including foreign exchange gain or loss; taxes; depreciation and amortization; and loss on extinguishment of debt. Adjusted EBITDA consists of net loss before interest; other (income) expense, net, including foreign exchange gain or loss; taxes; depreciation and amortization; loss on extinguishment of debt; stock-based compensation; and acquisition, integration, and transformation costs.

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

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect the significant interest expense on our debt;

●	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;

●	EBITDA and Adjusted EBITDA do not reflect other (income) expense, net;

●	Adjusted EBITDA does not reflect the significant acquisition, integration, and transformation costs. Acquisition, integration, and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our CRM and ERP systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities;

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

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2021 and 2020 and the dollar and percentage change between the respective periods (dollars in thousands). Refer to Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, for management’s discussion and analysis of financial condition and results of operations for 2020 compared to 2019.

	Year Ended December 31,		Variance	%
	2021	2020
Revenue	$2,032,707	$1,093,962	$938,745	86%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	650,258	390,829	259,429	66%
Operating expenses:
Advertising and marketing	416,726	226,146	190,580	84%
Sales	250,581	154,052	96,529	63%
Technology and development	311,884	164,941	146,943	89%
Acquisition, integration, and transformation costs	26,643	88,236	(61,593)	(70)%
General and administrative	438,007	506,684	(68,677)	(14)%
Depreciation and amortization	204,239	69,495	134,744	194%
Total expenses	2,298,338	1,600,383	697,955	44%
Loss from operations	(265,631)	(506,421)	240,790	(48)%
Loss on extinguishment of debt	43,748	9,077	34,671	382%
Other (income) expense, net	(5,088)	545	(5,633)	NM
Interest expense, net	80,365	59,950	20,415	34%
Net loss before taxes	(384,656)	(575,993)	191,337	(33)%
Income tax expense (benefit)	44,137	(90,857)	134,994	NM
Net loss	$(428,793)	$(485,136)	$56,343	(12)%
EBITDA (1)	$(61,392)	$(436,926)	$375,534	(86)%
Adjusted EBITDA (1)	$267,837	$126,841	$140,996	111%
(1)	Non-U.S. GAAP Financial Measures.

NM – not meaningful

The following table reconciles net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
Net loss	$(428,793)	$(485,136)
Add:
Loss on extinguishment of debt	43,748	9,077
Other (income) expense, net	(5,088)	545
Interest expense, net	80,365	59,950
Income tax expense (benefit)	44,137	(90,857)
Depreciation and amortization	204,239	69,495
EBITDA	(61,392)	(436,926)
Stock-based compensation	302,586	475,531
Acquisition, integration, and transformation costs	26,643	88,236
Adjusted EBITDA	$267,837	$126,841

Consolidated Results of Operations

We completed our acquisitions of Livongo on October 30, 2020, and InTouch on July 1, 2020. The results of operations of the aforementioned acquisitions have been included in our audited consolidated financial statements included in this Form 10-K from their respective acquisition dates.

Revenue. Total revenue was $2,032.7 million for the year ended December 31, 2021, compared to $1,094.0 million for the year ended December 31, 2020, an increase of $938.7 million, or 86%. Excluding the impact from acquisitions, revenue increased 40%, driven primarily by mental health specialties. Total access fees increased $884.7 million, or 104%, comprised of an $810.2 million, or 119% increase in U.S. access fees and a $74.5 million, or 44% increase in international access fees. Also contributing to the increase in total revenue was visit revenue, which totaled $254.2 million during the year ended December 31, 2021, compared to $221.5 million during the year ended December 31, 2020, an increase of $32.7 million, or 15%. In addition, total other revenues were $46.5 million for the year ended December 31, 2021, compared to $25.2 million for the year ended December 31, 2020, an increase of $21.3 million, or 84%, primarily reflecting a full year’s sales of the Company’s telehealth solutions for hospitals and health systems.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue was $650.3 million for the year ended December 31, 2021, compared to $390.8 million for the year ended December 31, 2020, an increase of $259.5 million, or 66%. Excluding the impact of acquisitions, cost of revenue increased by 42%, reflecting increased provider fees and physician network operation costs in line with revenue growth.

Advertising and Marketing Expenses. Advertising and marketing expenses were $416.7 million for the year ended December 31, 2021, compared to $226.2 million for the year ended December 31, 2020, an increase of $190.5 million, or 84%. This increase was primarily driven by higher digital and media advertising in support of D2C mental health specialties, as well as higher engagement member marketing. In addition, the increase included the impact of acquisitions, and an increase in personnel costs due to increased hiring.

Sales Expenses. Sales expenses were $250.6 million for the year ended December 31, 2021, compared to $154.1 million for the year ended December 31, 2020, an increase of $96.5 million, or 63%. This increase substantially reflects the impact from acquisitions.

Technology and Development Expenses. Technology and development expenses were $311.9 million for the year ended December 31, 2021, compared to $164.9 million for the year ended December 31, 2020, an increase of $147.0 million, or 89%. In addition to substantially reflecting the impact of acquisitions, the increase was driven by hiring of additional personnel, professional fees, and ongoing projects to continuously improve and optimize our technology portfolio.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $26.6 million for the year ended December 31, 2021, compared to $88.2 million for the year ended December 31, 2020, a decrease of $61.6 million. The higher level of costs incurred in 2020 was driven by non-recurring transaction costs and charges associated with the InTouch and Livongo acquisitions, including investment banking, financing, legal, accounting, and consultancy costs. In contrast, the 2021 costs included residual acquisition-related costs associated with the Livongo merger as well as costs associated with integrating and optimizing various operations and systems, including enhancing our CRM and ERP systems.

General and Administrative Expenses. General and administrative expenses were $438.0 million for the year ended December 31, 2021, compared to $506.7 million for the year ended December 31, 2020, a decrease of $68.7 million, or 14%. The decrease was primarily driven by a $211 million year-over year reduction in stock-based compensation driven primarily by the acceleration of stock-based awards expense related to the Livongo acquisition. Partially offsetting the decrease was the full year impact of acquisitions, as well as increases reflecting the overall growth of the business including personnel costs, indirect taxes, bank charges, therapist recruiting, and legal and other professional costs.

Depreciation and Amortization. Depreciation and amortization was $204.2 million for the year ended December 31, 2021, compared to $69.5 million for the year ended December 31, 2020, an increase of $134.7 million, or 194%. The year-over-year increase was driven primarily by the impact of acquisitions, which resulted in an increase of $130.6 million in amortization of finite-lived intangibles and an increase of $4.2 million in depreciation of property and equipment.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $43.7 million for the year ended December 31, 2021, compared to $9.1 million for the year ended December 31, 2020, an increase of $34.6 million driven primarily by exchanges, redemptions and conversions of convertible senior notes due in 2022 and 2025 as discussed in Note 11 to the Consolidated Financial Statements.

Other (Income) Expense, Net. Other (income) expense, net was $(5.1) million for the year ended December 31, 2021, compared to $0.6 million for the year ended December 31, 2020. The change consisted primarily of a $5.9 million gain on the sale of a non-marketable equity security and foreign exchange remeasurements.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with the Company’s convertible senior notes, offset by interest income from cash and cash equivalents and short-term investments. Interest expense, net was $80.4 million and $60.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in interest expense primarily is associated with the full year impact of the 2027 Notes issued in May 2020 and the Livongo Notes that the Company agreed to guarantee in October 2020 as part of the acquisition.

Income tax expense (benefit). Income tax expense was $44.1 million for the year ended December 31, 2021, compared to $(90.9) million benefit for the year ended December 31, 2020. The income tax expense in 2021 largely reflects an increase in the valuation allowances needed to reflect the Company’s ability to utilize future NOLs, primarily associated with stock compensation benefits associated with the purchase of Livongo and partially offset by the impact of current period losses. The tax benefit in 2020 largely reflects the recognition of current period losses due to the partial release of the U.S. valuation allowance due to acquired intangibles from the purchases of InTouch and Livongo, as well as increased excess stock-based compensation deductions.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended
	December 31,
	2021	2020
Consolidated Statements of Cash Flows - Summary
Net cash provided by (used in) operating activities	$193,990	$(53,511)
Net cash used in investing activities	(72,981)	(590,975)
Net cash provided by financing activities	40,947	859,136
Total	$161,956	$214,650

Our principal sources of liquidity are cash and cash equivalents, totaling $893.5 million and short-term marketable securities of $2.5 million as of December 31, 2021. During 2021, we experienced positive operating cash flow and we continue to anticipate increasing positive operating cash flow results for 2022.

We believe that our existing cash and cash equivalents and short-term investment will be sufficient to meet our working capital, capital expenditure, and contractual obligation needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of telehealth, and our debt service obligations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition and results of operations.

Historically, we have financed our operations primarily through sales of equity securities, debt issuance, and bank borrowings.

See Note 11 to the consolidated financial statements for additional information on our convertible senior notes.

We were in compliance with all debt covenants at December 31, 2021 and 2020.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of December 31, 2021.

Cash Provided by (Used in) Operating Activities

Cash flows provided by (used in) operating activities consist of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Cash provided by (used in) operating activities was $194.0 million and $(53.5) million for the years ended December 31, 2021 and 2020, respectively. The year-over-year increase was driven by strong revenue growth, including contributions from acquisitions. In addition, our results for the year ended December 31, 2020 included significant payments associated with the Livongo transaction.

Our primary uses of cash from operating activities are for the payment of cash compensation, provider fees, engagement marketing, D2C digital and media advertising, inventory, insurance, technology costs, interest costs, and acquisition, integration, and transformation costs. Historically, our cash compensation payments are at the highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Used in Investing Activities

Cash used in investing activities was $73.0 million for the year ended December 31, 2021 and primarily consisted of net cash paid for the acquisition of businesses of $78.7 million, and capitalized software development costs of $55.4 million, partially offset by proceeds from the sale of marketable securities and the sale of an investment of $50.0 million and $10.9 million, respectively. Cash used in investing activities for the year ended December 31, 2020 of $591.0 million consisted primarily of net cash paid for acquisitions of $567.4 million and capitalized software development of $22.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $40.9 million and primarily consisted of $25.8 million of proceeds from the exercise of employee stock options and $16.8 million of proceeds from participants in the employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2020 was $733.3 million, which was driven primarily by $1 billion in proceeds from the issuance of convertible notes due in 2027 offset by the $228.2 million repurchase of convertible notes due in 2022.

Recently Issued Pronouncements

In August 2020, the FASB issued ASU 2020-06—"Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This standard becomes effective for the Company on January 1, 2022. The Company will adopt the new standard by application of the modified retrospective method, with resulting transition adjustments recorded to the January 1, 2022 balance of retained earnings to be reflected in its Form 10-Q for the first quarter of 2022. Due to the elimination of the conversion option separation model taking effect in 2022, the Company currently anticipates a reduction of approximately $58 million in non-cash interest to be recorded on its convertible notes for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates as our Notes and Livongo Notes bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the United States which accounts for approximately 87% of our revenues. We have not utilized hedging strategies with respect to our foreign exchange exposure as we believe it is not expected to have a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2021.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Teladoc Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 28, 2022

Item 9B. Other Information

None.

Item 9C    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Corporate Governance and Board Matters,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The full text of our Code of Business Conduct and Ethics is posted on the Investors section of our website, www.teladochealth.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation” and “Director Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related-Party Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Audit Matters,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         (1)         Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K.

(2)	Schedule II—Valuation and Qualifying Accounts.

Allowance for Doubtful Accounts Receivable (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2021	$6,412	$16,941	$(11,526)	$557	$12,384
Fiscal Year Ended December 31, 2020	$3,787	$5,284	$(2,787)	$128	$6,412
Fiscal Year Ended December 31, 2019	$3,382	$2,665	$(2,264)	$4	$3,787

Income Taxes Valuation Allowance (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2021	$107,984	$179,364	$0	$48,461	$335,809
Fiscal Year Ended December 31, 2020	$121,186	$2,146	$0	$(15,348)	$107,984
Fiscal Year Ended December 31, 2019	$93,572	$36,124	$0	$(8,510)	$121,186

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)         A list of exhibits is set forth on the Exhibit Index immediately prior to the signature page of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated January 11, 2020, by and among Teladoc Health, Inc., Jonata Sub One, Inc., Jonata Sub Two, Inc., InTouch Technologies, Inc. and Fortis Advisors LLC, as equity holder representative.	8-K	001-37477	2.1	1/13/20

2.2	Agreement and Plan of Merger, dated August 5, 2020, by and among Teladoc Health, Inc., Tempranillo Merger Sub, Inc. and Livongo Health, Inc.	8-K	001-37477	2.1	8/6/20

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/01/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	10/30/20

3.5	Fifth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/19/21

4.1	Specimen stock certificate evidencing shares of the common stock.	10-Q	001-37477	4.1	11/1/18

4.2	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/08/18

4.3	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/08/18
4.4	Indenture, dated as of May 19, 2020, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/19/20

4.5	Global 1.25% Convertible Senior Note due 2027, dated as of May 19, 2020 (included as Exhibit A to Exhibit 4.6).	8-K	001-37477	4.2	5/19/20

4.6	Indenture, dated as of June 4, 2020, by and between Livongo Health, Inc. and U.S. Bank National Association.	8-K	001-38983	4.1	10/30/20
4.7	Global 0.875% Convertible Senior Note due 2025 (included as Exhibit A to Exhibit 4.8).	8-K	001-38983	4.1	10/30/20
4.8	First Supplemental Indenture, dated as of October 30, 2020, among Livongo Health, Inc., Teladoc Health, Inc. and U.S. Bank National Association, as trustee.	8-K	001-37477	4.1	10/30/20
4.11	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-37477	4.11	3/1/21

10.1+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers.	S-1/A	333-204577	10.7	6/18/15

10.2+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers (form used since October 2020).	10-K	001-37477	10.2	3/1/21

10.3+	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.4+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.5+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.7+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-37477	10.1	5/3/21

10.8+	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	10-Q	001-37477	10.1	8/2/21

10.9+	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.10+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/01/17

10.11+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.12+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.13+	Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	S-8	333-249892	99.1	11/6/20

10.14+	Form of Stock Option Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.14	3/1/21

10.15+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.15	3/1/21

10.16+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.16	3/1/21

10.17+	Teladoc Health, Inc. Senior Leader Severance Plan.	10-Q	001-37477	10.1	11/1/21

10.18+	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).	10-K	001-37477	10.18	3/1/21

10.19+	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.20+	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc Health, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.21+	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	10/30/19

10.22+	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	7/31/19

10.23+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.5	10/30/19

10.24+	Executive Severance Agreement, dated July 30, 2019, by and between Teladoc Health, Inc. and David Sides.	10-K	001-37477	10.28	2/26/20

10.25+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and David Sides.	10-Q	001-37477	10.6	10/30/19

10.26+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.17	4/30/19

10.27+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.8	10/30/19

10.28+	Executive Severance Agreement, dated January 4, 2016, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.18	4/30/19

10.29+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.9	10/30/19

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: February 28, 2022	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer and Director

Date: February 28, 2022	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer

Date: February 28, 2022	By:	/s/ RICHARD J. NAPOLITANO
	Name:	Richard J. Napolitano
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2022	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr
	Title:	Chairman of the Board

Date: February 28, 2022	By:	/s/ CHRISTOPHER BISCHOFF
	Name:	Christopher Bischoff
	Title:	Director

Date: February 28, 2022	By:	/s/ KAREN L. DANIEL
	Name:	Karen L. Daniel
	Title:	Director

Date: February 28, 2022	By:	/s/ SANDRA FENWICK
	Name:	Sandra Fenwick
	Title:	Director

Date: February 28, 2022	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: February 28, 2022	By:	/s/ CATHERINE JACOBSON
	Name:	Catherine Jacobson
	Title:	Director

Date: February 28, 2022	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: February 28, 2022	By:	/s/ KENNETH H. PAULUS
	Name:	Kenneth H. Paulus
	Title:	Director

Date: February 28, 2022	By:	/s/ DAVID L. SHEDLARZ
	Name:	David L. Shedlarz
	Title:	Director

Date: February 28, 2022	By:	/s/ MARK DOUGLAS SMITH
	Name:	Mark Douglas Smith
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
1. Audited Consolidated Financial Statements of Teladoc Health, Inc.
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Other Comprehensive Loss	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Audited Consolidated Financial Statements	F-8

2. Supplemental Financial Data:
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form 10-K are listed below:
Schedule II – Valuation and Qualifying Accounts	79

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of goodwill
Description of the Matter

At December 31, 2021, the Company’s goodwill was $14.5 billion. As discussed in Note 2 and Note 9 of the consolidated financial statements, goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. Due to an interim triggering event, the Company performed an additional quantitative impairment analysis as of December 1, 2021.

Auditing management’s goodwill impairment tests for the Company’s reporting unit was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimates were sensitive to changes in significant assumptions such as the discount rate, market multiples, projected revenue growth rates and projected margin growth rates. These assumptions are affected by expectations about future market or economic conditions and the impact of planned business and operation strategies.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s long range planning process as well as controls over management's review of the valuation model and the significant assumptions used.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the projected revenue and margin growth rates used in the valuations to forecasted industry and economic trends, analyst reports and peer company information. We also evaluated management’s ability to accurately forecast by comparing actual results to historical forecasts. We involved our valuation specialists to assist in our evaluation of the Company’s determined weighted average cost of capital (WACC), which was used to determine the discount rate applied to management’s cash flow projections, including performing a comparative calculation of the WACC. To test the market multiples applied in the Company’s calculations, we involved our valuation specialists to perform a comparative calculation by analyzing the Company’s size, growth, and profitability in relation to selected guideline companies. We also performed sensitivity analyses of significant assumptions to evaluate changes in the fair value that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York
February 28, 2022

TELADOC HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$893,480	$733,324
Short-term investments	2,537	53,245
Accounts receivable, net of provision of $12,384 and $6,412, respectively	168,956	169,281
Inventories	73,079	56,498
Prepaid expenses and other current assets	87,387	47,259
Total current assets	1,225,439	1,059,607
Property and equipment, net	27,234	28,551
Goodwill	14,504,174	14,581,255
Intangible assets, net	1,910,278	2,020,864
Operating lease - right-of-use assets	46,780	46,647
Other assets	20,703	18,357
Total assets	$17,734,608	$17,755,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,257	$46,030
Accrued expenses and other current liabilities	102,933	83,657
Accrued compensation	91,941	94,593
Deferred revenue-current	75,569	52,356
Advances from financing companies	13,313	13,453
Current portion of long-term debt	0	42,560
Total current liabilities	331,013	332,649
Other liabilities	1,492	1,616
Operating lease liabilities, net of current portion	41,773	43,142
Deferred revenue, net of current portion	3,834	2,449
Advances from financing companies, net of current portion	9,291	9,926
Deferred taxes, net	75,777	102,103
Convertible senior notes, net	1,225,671	1,379,592
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2021 and 2020; 160,469,325 shares and 150,281,099 shares issued and outstanding as of December 31, 2021 and 2020, respectively	160	150
Additional paid-in capital	17,473,336	16,857,797
Accumulated deficit	(1,421,454)	(992,661)
Accumulated other comprehensive (loss) gain	(6,285)	18,518
Total stockholders’ equity	16,045,757	15,883,804
Total liabilities and stockholders’ equity	$17,734,608	$17,755,281

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,032,707	$1,093,962	$553,307
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	650,258	390,829	184,465
Operating expenses:
Advertising and marketing	416,726	226,146	109,697
Sales	250,581	154,052	64,915
Technology and development	311,884	164,941	64,644
Acquisition, integration, and transformation costs	26,643	88,236	6,620
General and administrative	438,007	506,684	164,456
Depreciation and amortization	204,239	69,495	38,952
Total expenses	2,298,338	1,600,383	633,749
Loss from operations	(265,631)	(506,421)	(80,442)
Loss on extinguishment of debt	43,748	9,077	0
Other (income) expense, net	(5,088)	545	(342)
Interest expense, net	80,365	59,950	29,355
Net loss before taxes	(384,656)	(575,993)	(109,455)
Income tax expense (benefit)	44,137	(90,857)	(10,591)
Net loss	(428,793)	(485,136)	(98,864)
Other comprehensive (loss) gain, net of tax:
Net change in unrealized gains on available-for-sale securities	0	0	32
Currency translation adjustment	(24,803)	35,757	(4,201)
Comprehensive loss	$(453,596)	$(449,379)	$(103,033)

Net loss per share, basic and diluted	$(2.73)	$(5.36)	$(1.38)

Weighted-average shares used to compute basic and diluted net loss per share	156,939,349	90,509,229	71,844,535

See accompanying notes to audited consolidated financial statements

TELADOC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of December 31, 2018	70,516,249	70	1,434,780	(408,661)	(13,070)	1,013,119
Exercise of stock options	1,632,130	2	33,273	0	0	33,275
Issuance of restricted stock units	548,910	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	64,497	0	3,380	0	0	3,380
Issuance of common stock for Convertible Notes	155	0	8	0	0	8
Stock-based compensation	0	0	67,276	0	0	67,276
Other comprehensive loss, net of tax	0	0	0	0	(4,169)	(4,169)
Net loss	0	0	0	(98,864)	0	(98,864)
Balance as of December 31, 2019	72,761,941	73	1,538,716	(507,525)	(17,239)	1,014,025
Exercise of stock options	6,104,721	6	54,308	0	0	54,314
Issuance of common stock upon vesting of restricted stock units	2,150,523	2	(23,707)	0	0	(23,705)
Issuance of stock under employee stock purchase plan	49,781	0	4,722	0	0	4,722
Issuance of common stock for 2022 Notes	3,951,781	4	694,127	0	0	694,131
Equity portion of extinguishment of 2022 Notes	0	0	(715,263)	0	0	(715,263)
Issuance of common stock for 2025 Notes	202,217	0	40,741	0	0	40,741
Equity portion of extinguishment of 2025 Notes	0	0	(31,615)	0	0	(31,615)
Equity component of 2027 Notes, net of issuance costs	0	0	285,601	0	0	285,601
Issuance of common stock in acquisitions	65,060,135	65	13,884,856	0	0	13,884,921
Sale of capped call related to the Livongo Notes	0	0	91,659	0	0	91,659
Livongo Notes guaranteed by the Company	0	0	555,448	0	0	555,448
Stock-based compensation	0	0	478,204	0	0	478,204
Other comprehensive income, net of tax	0	0	0	0	35,757	35,757
Net loss	0	0	0	(485,136)	0	(485,136)
Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	2,340,025	2	25,779	0	0	25,781
Issuance of common stock upon vesting of restricted stock units	1,687,557	2	(2)	0	0	(0)
Issuance of stock under employee stock purchase plan	122,059	0	15,331	0	0	15,331
Issuance of common stock for 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(223,929)	0	0	(223,929)
Issuance of common stock for 2025 Notes	5,185,491	5	920,886	0	0	920,891
Equity portion of extinguishment of 2025 Notes	0	0	(668,069)	0	0	(668,069)
Recovery of excess common stock issued for acquisition (see Note 5)	(205,279)	(0)	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	315,761	0	0	315,761
Other comprehensive loss, net of tax	0	0	0	0	(24,803)	(24,803)
Net loss	0	0	0	(428,793)	0	(428,793)
Balance as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(428,793)	$(485,136)	$(98,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	204,239	69,495	38,952
Depreciation of rental equipment	3,333	1,697	0
Amortization of right-of-use assets	12,049	6,895	6,000
Provision for doubtful accounts	16,941	5,284	2,665
Stock-based compensation	302,586	475,531	66,702
Deferred income taxes	41,800	(90,158)	(10,868)
Accretion of interest	61,253	45,296	25,438
Loss on extinguishment of debt	40,652	9,077	0
Gain on sale of investment	(5,901)	0	0
Other, net	(3,845)	(1,009)	1,248
Changes in operating assets and liabilities:
Accounts receivable	(17,510)	(21,091)	(15,884)
Prepaid expenses and other current assets	(31,090)	(12,565)	(2,685)
Inventory	(19,494)	(24,732)	0
Other assets	(3,547)	(8,135)	(105)
Accounts payable	1,188	(87,995)	905
Accrued expenses and other current liabilities	18,175	20,125	10,026
Accrued compensation	(4,675)	34,819	4,546
Deferred revenue	20,554	17,751	4,815
Operating lease liabilities	(16,532)	(6,300)	(2,417)
Other liabilities	2,607	(2,360)	(605)
Net cash provided by (used in) operating activities	193,990	(53,511)	29,869
Investing activities:
Capital expenditures	(8,534)	(4,024)	(3,510)
Purchase of software	(55,400)	(22,018)	(7,390)
Proceeds from marketable securities	50,000	2,496	52,100
Proceeds from the sale (purchase) of investment	10,901	0	(5,000)
Acquisitions of business, net of cash acquired	(78,663)	(567,429)	(11,187)
Other, net	8,715	0	0
Net cash (used in) provided by investing activities	(72,981)	(590,975)	25,013
Financing activities:
Net proceeds from the exercise of stock options	25,781	54,314	33,283
Proceeds from issuance of 2027 Notes	0	1,000,000	0
Payment of issuance costs of 2027 Notes	0	(24,070)	0
Repurchase of 2022 Notes	(139)	(228,153)	0
Proceeds from the sale of capped call related to the Livongo Notes	0	91,659	0
Proceeds from advances from financing companies	15,275	6,002	0
Payment against advances from financing companies	(16,050)	(8,635)	0
Payment of assumed indebtedness	0	(10,000)	0
Proceeds from employee stock purchase plan	16,810	4,722	3,380
Cash received (paid) for withholding taxes on stock-based compensation, net	3,422	(26,703)	(1,569)
Other, net	(4,152)	0	0
Net cash provided by financing activities	40,947	859,136	35,094
Net increase in cash and cash equivalents	161,956	214,650	89,976
Foreign exchange difference	(1,800)	4,321	388
Cash and cash equivalents at beginning of the period	733,324	514,353	423,989
Cash and cash equivalents at end of the period	$893,480	$733,324	$514,353

Income taxes paid	$3,974	$1,324	$1,310

Interest paid	$16,430	$14,890	$12,224

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Notes to Audited Consolidated Financial Statements

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in whole person virtual care focused on forging a new healthcare experience with better convenience, outcomes and value around the world.

On October 30, 2020, the Company completed the merger with Livongo Health, Inc. (“Livongo”), a transformational opportunity to improve the delivery, access and experience of chronic healthcare for individuals around the world.

On July 1, 2020, the Company completed the acquisition of InTouch Technologies, Inc. (“InTouch”), a leading provider of enterprise telehealth solutions for hospitals and health systems.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc Health, as well as three professional associations and twelve professional corporations (collectively, the “THMG Association”).

Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”) is party to several Services Agreements by and among it and the professional corporations pursuant to which each professional corporation provides services to THMG. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

The Company holds a variable interest in the THMG Association which contracts with physicians and other health professionals in order to provide services to Teladoc Health. The THMG Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the THMG Association and funds and absorbs all losses of the VIE and appropriately consolidates the THMG Association.

Total revenue and net income (loss) for the VIE were $230.2 million and $(1.6) million, $203.9 million and $2.1 million and $83.6 million and $(3.2) million for the years ended December 31, 2021, 2020 and 2019, respectively. The VIE’s total assets, all of which were current, were $58.5 million and $32.0 million at December 31, 2021 and 2020, respectively. The VIE’s total liabilities, all of which were current, were $94.7 million and $66.6 million at December 31, 2021 and 2020, respectively. The VIE’s total stockholders’ deficit was $36.1 million and $34.6 million at December 31, 2021 and 2020, respectively.

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

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations. Acquisition-related transaction costs incurred by the Company are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business and economic factors, and various other assumptions that the Company believes are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the Consolidated Statement of Operations, and if material, are also disclosed in the Notes to Consolidated Financial Statements. Significant estimates and assumptions by management affect areas including the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the useful life of intangible assets, the capitalization and amortization of software development costs, deferred costs, and the accounting for business combinations. Other significant areas include revenue recognition (including Client performance guarantees), the accounting for income taxes, contingencies, litigation and related legal accruals, and the accounting for stock-based compensation awards.

Segment Information

The Company operates an integrated virtual care system for delivering, enabling, and empowering whole person health. As a result, the Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis, reflecting this integration, for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates as a single reportable segment—health services.

Fair Value Measurements

The carrying value of our financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to their short-term nature.

The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Revenue Recognition

The Company follows the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Accounting Standards Codification (“ASC”) 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to our customers, consist of employers, health plans, hospitals and health systems, insurance, and financial services companies (collectively “Clients”) as well as individual members, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company primarily generates virtual healthcare service revenue from contracts with Clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s Client contracts include a per-member-per-month (“PMPM”) access fee as well as certain contracts also include additional revenue on a per-virtual healthcare visit basis for general medical, or other specialty visits or expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits. For the Company’s direct-to-consumer (“D2C”) mental health product, U.S. paid members purchase access to the Company’s professional provider network for an access fee.

Revenues are also generated from contracts with Clients for the Company’s chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a per participant per month model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active members are aligned.

Revenue is also generated from contracts with Clients for the sale and rental of equipment consisting of virtual health devices which allow physicians to access the Company’s hosted virtual healthcare platform. These contracts also include multiple performance obligations, and the Company determines the standalone selling prices based on overall pricing objectives. In some arrangements, the Company’s devices are rented to certain qualified Clients that qualify as either sales-type lease or operating lease arrangements and are subject to lease accounting guidance.

The Company records access fees from Clients accessing its professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform.

The Company’s agreements generally have a term of one to three years. The majority of Clients have a term of one year and renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide virtual healthcare services which occurs when the Company’s Clients and members have access to and obtain control of the virtual healthcare service or platform. Additionally, for contracts where revenue is generated on a per healthcare visit basis, revenues are recognized when the visits are completed. For other revenue, which primarily includes virtual healthcare devices, the Company’s performance obligation is satisfied when the equipment is provided to the Client and revenue is recognized at a point in time upon shipment.

The Company generally bills for the virtual healthcare services on a monthly basis, in advance or in arrears depending on the service, with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that Client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and for certain contracts include a variable transaction price as the number of members may vary from period to period. Based on historical experience, the Company estimates this amount.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed. However, the Company’s D2C mental health service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $26.0 million, $11.2 million, and $3.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Additionally, certain of the Company’s contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by the Company for specific service level performance, member satisfaction scores, cost savings guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on the Company’s historical performance of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2021, 2020, and 2019, revenue recognized from performance obligations related to prior periods for the changes in transaction price or Client performance guarantees was $5.6 million, $1.9 million, and $0.8 million, respectively.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since the majority of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

For additional revenue, deferred revenue, deferred costs, and disclosures, refer to Note 3 to the consolidated financial statements.

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

Deferred contract costs represent the incremental costs of obtaining a contract with a Client if we expect to recover such costs. The primary example of our costs to obtain a contract include incremental sales commissions to obtain contracts paid to our sales organization. A portion of these incremental costs to obtain Client contracts are deferred and then amortized on a straight-line basis over the period of benefit, which has been determined to be four years. The amounts subject to the services period are amortized in sales expense in the consolidated statement of operations.

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

Technology and Development

Technology and development expenses include personnel and related expenses for software engineering, information technology infrastructure, security and compliance, product development, and support for our efforts to add new features and ensure the reliability and scalability of our existing solutions. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure (whereas costs directly associated with changes in revenue are presented separately in cost of revenues), licensed applications, and stock-based compensation for our technology and development employees. Our technology and development expenses exclude certain allocations of occupancy expense, capitalized software development costs, and depreciation and amortization.

Research and Development Costs

Research and development costs include costs of new product development, costs to add new features or improve reliability or scalability of existing applications, and other software development and engineering costs to the extent that they are not capitalized. The research and development expenses may enable future revenue growth but are not directly related to changes in current revenues. Research and development costs are recorded as a component of technology and development in the Company’s consolidated statements of operations.

For the years ended December 31, 2021, 2020 and 2019, research and development of $205.3 million, $110.8 million, and $23.6 million, respectively, was recognized in the Company’s consolidated statements of operations in technology and development.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase of $893.5 million at December 31, 2021. The Company’s cash and cash equivalents generally consist of investments in money market funds. Cash and cash equivalents are stated at fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects the Company’s best estimate of expected losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information, and other currently available evidence. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

Inventories

Inventories consist of purchased components for assembling welcome kits, refill kits, and replacement components for the Company’s chronic care management solutions, and virtual health devices manufactured for sale or lease as part of the Company’s hosted virtual healthcare platform solution. Inventories are stated at the lower of cost and net realizable value. The cost of inventories is determined on a first-in, first-out (“FIFO”) basis or on a weighted average cost basis which approximates the FIFO basis. Inventory costs include direct materials, direct labor and contracting costs, certain indirect labor and manufacturing overhead, and inbound shipping charges. Inventories are assessed on a periodic basis for potentially obsolete and slow-moving inventory with write-downs being recorded when identified. Write-downs are measured as the difference between cost of the inventory and net realizable value based upon assumptions about future demand and obsolescence, and charged to cost of revenue (exclusive of depreciation and amortization shown separately) in the accompanying consolidated statement of operations. At the point of the loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Operating Leases

The Company adopted the new leases standard set forth under ASC Topic 842, “Leases,” or ASC Topic 842, as of January 1, 2019, utilizing the modified retrospective approach and reflecting a cumulative effect adjustment at that time. See Note 13 to the consolidated financial statements for further information.

Leases of Hosted Virtual Healthcare Platform

The Company rents its hosted virtual healthcare platform for certain Clients under arrangements that qualify primarily as operating lease arrangements. The contracts include equipment consisting of virtual health devices which allow physicians access to the platform and there are multiple performance obligations where the Company determines the standalone selling prices based on overall selling prices and pricing objectives. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers whether: (1) ownership of the virtual healthcare device transfers to the lessee by the end of the term of the lease, (2) the lease grants the lessee an option to purchase the virtual healthcare device that the lessee is reasonably certain to exercise, (3) the lease term is for the major part of the remaining useful life of the virtual healthcare device, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the virtual healthcare device, and (5) it is expected that there will be no alternative use for the virtual healthcare device at the end of the lease term.

The Company generally recognizes revenue for virtual healthcare devices in sales-type leases at a point in time upon shipment by the Client provided all other revenue recognition criteria have been met and these leases are not material. For operating lease arrangements, revenue for the virtual healthcare device is recognized over the lease term and generally on a straight-line basis. For both sales-type and operating lease arrangement, revenue associated with virtual healthcare platform access is recognized over the lease term on a straight-line basis.

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

Capitalized Software Development Costs

Capitalized software development costs are included in intangible assets and are amortized on a straight-line basis over 3 to 5 years. For the Company’s development costs related to its software development tools that enable its members and providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to maintenance activities are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. The Company currently operates as a single reporting unit under the guidance in ASC 350, “Intangibles- Goodwill and Other.”

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our total company reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference.

To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin and operating expense growth rates; as well as a discount rate and a terminal growth rate.

Under the market approach to determining reporting unit fair value, the guideline company method develops valuation multiples by comparing our reporting unit to similar publicly traded companies. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors.

Other intangible assets include client relationships, non-compete agreements, acquired technology, patents and trademarks resulting from business acquisitions, and capitalized software development costs. We amortize these definite-lived intangible assets over their estimated useful lives and review the estimated useful lives on a quarterly basis to determine if the period of economic benefit has changed. Client relationships are amortized over a period of 2 to 20 years in relation to expected future cash flows, while non-compete agreements are amortized over a period of 1.5 to 5 years using the straight-line method. Trademarks are amortized over 3 to 15 years using the straight-line method. Technology is amortized over 5 to 7 years using the straight-line method. Patents are amortized over 3 years using the straight-line method. Capitalized software development costs are amortized over 3 to 5 years using the straight-line method.

Definite-lived intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value.

Convertible Senior Notes

Convertible Senior Notes (the “Notes”) and the Livongo Notes that we agreed to guarantee (the “Livongo Notes”) are accounted for in accordance with the financial accounting standards board (“FASB”) ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using an income-based approach. For the income-based approach, the Company uses a convertible bond lattice model that includes assumptions such as volatility and the risk-free rate. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the Notes or the fair value of the total Livongo Notes assumed on consummation of the merger, as applicable. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the contractual term of the Notes and the Livongo Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs, if applicable, incurred between the liability and equity components were based on their relative values. Refer to Recently Issued Accounting Pronouncements.

Stock-Based Compensation

Stock-based compensation for stock options and restricted stock units (“RSUs”) granted is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model, except as noted. Stock-based compensation for performance stock units (“PSUs”) granted is measured based on the grant- date fair value of the awards and recognized on an accelerated tranche by tranche basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and can range from 50% to 225% of the initial grant. For stock-based compensation assumed in the Livongo merger, the Monte Carlo valuation model was the most suitable for valuation of options for the replaced and replacement awards from the merger.

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

Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. Under these arrangements, the Company receives payment upfront from the financing companies and the financing companies collect the Client rental payments over the life of the rental agreement on a nonrecourse basis. The principal portion of these upfront payments are reported as advances from financing companies in the accompanying consolidated balance sheet. The Company indemnifies the financing companies for any loss or expenses resulting from its failure to provide the ongoing necessary system services and support to the Client.

Income Taxes

Our income tax expenses, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The assumptions about future tax consequences require significant judgment and variations in the actual outcome of these consequences could materially impact our results of operations. We recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. As of December 31, 2021, we had approximately $110.8 million of gross unrecognized tax benefits.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances recorded against deferred tax assets requires significant judgment and use of assumptions, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. To the extent that new information becomes available which causes the Company to change its judgment regarding the adequacy of existing valuation allowances, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. In 2020, we released a portion of the valuation allowance against the deferred tax assets attributable to our U.S. net operating losses (“NOLs”) as the acquired intangibles from the InTouch and Livongo acquisitions serve as a source of income for which we, more likely than not, will be able to realize the benefits of the deferred tax assets. In 2021, upon filing its U.S. federal and state tax returns for the year ended December 31, 2020, the Company updated its deferred tax asset for NOLs and the related valuation allowance to reflect the amounts included on the tax returns and the current year losses. At the end of the year, the valuation allowance is $335.8 million.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of tax expense.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on short-term investments and currency translation gains or losses. Unrealized gains or losses on short-term investments are net of any reclassification adjustments for realized gains and losses included in the consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Advertising and Marketing Expenses

Advertising and marketing are primarily expensed as incurred and includes all communications and campaigns to the Company’s Clients, members and D2C digital and media advertising. For the years ended December 31, 2021, 2020, and 2019, advertising expenses were $297.0 million, $165.0 million, and $88.8 million, respectively.

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

No Client represented over 10% of revenues for the years ended December 31, 2021, 2020, or 2019.

No Client represented over 10% of accounts receivable at December 31, 2021 or 2020.

Revenue from Clients located in the United States for the year ended December 31, 2021, 2020, and 2019 were $1,774.0 million, $913.7 million and $423.3 million, respectively. Revenue from Clients located outside the United States for the year ended December 31, 2021, 2020 and 2019 were $258.7 million, $180.2 million, and $130.0 million, respectively.

Seasonality

The Company typically experiences the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. In particular, as a result of many Clients’ introduction of new services at the very end of the current year, or the start of each year, a high concentration of the Company’s new Client contracts has an effective date of January 1. Therefore, while membership increases, utilization is dampened until service delivery ramps up over the course of the year. Additionally, the Company’s business has become more diversified across services, channels, and geographies. The Company continues to see a diversification of Client start dates, resulting from the Company’s health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start.

As a result of national seasonal cold and flu trends, the Company typically experiences its highest level of visit fees during the first and fourth quarters of each year. Conversely, the second quarter of the year has historically been the period of lowest utilization of its provider network services relative to the other quarters of the year. However, during the COVID-19 pandemic in 2021 and 2020, the Company did not experience the typical seasonality associated with national cold and flu outbreaks.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—"Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This standard becomes effective for the Company on January 1, 2022. Due to the elimination of the conversion option separation model in 2022, the adoption of this standard will result in a reduction in the non-cash component of interest expense for companies that recorded a note discount arising from the application of the separation model. The Company will adopt the new standard by the modified retrospective method, with resulting transition adjustments recorded to the January 1, 2022 balance of retained earnings to be reflected in its Form 10-Q for the first quarter of 2022. Due to the elimination of the conversion option separation model taking effect in 2022, the Company currently anticipates a reduction of approximately $58 million in non-cash interest to be recorded on its convertible notes for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Note 3. Revenue, Deferred Revenue, Deferred Costs and Other

The Company generates access fees from Clients accessing its professional provider network, hosted virtual healthcare platform or chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service and other specialty visits. In addition, other revenue is primarily associated with virtual healthcare device equipment included with the Company’s hosted virtual healthcare platform. Access revenue accounted for approximately 85% of our total revenue for the year ended December 31, 2021, 78% of our total revenue for the year ended December 31, 2020, and 82% of our total revenue for the year ended December 31, 2019.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Access Fees Revenue
U.S.	$1,488,420	$678,168	$334,675
International	243,585	168,491	119,531
Total	1,732,005	846,659	454,206

Visit Fee Revenue
U.S.	241,515	211,664	88,669
International	12,719	10,388	10,432
Total	254,234	222,052	99,101

Other
U.S.	44,089	23,888	-
International	2,379	1,363	-
Total	46,468	25,251	-

Total Revenues	$2,032,707	$1,093,962	$553,307

During the fourth quarter of 2021, the Company refined its definition of international revenues to reflect all international revenues based on location of the customer. Previously, D2C activities were primarily reflected based on the location of operations. In addition, certain activities related to the Company’s international operations are now reflected in visit revenues versus access fee revenues. Prior period amounts have been recast to conform with current presentation.

Deferred Revenue

For certain services, payment is required for future months before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current and long-term, was $79.4 million at December 31, 2021 and $54.8 million at December 31, 2020. The net increase of $24.6 million and $40 million in the deferred revenue balance for the years ended December 31, 2021 and 2020, respectively, is primarily driven by the D2C mental health product and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period in 2021, and the impact from acquisitions in 2020. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the years ended December 31, 2021 and 2020 that was included in deferred revenue at the beginning of the periods was $51.0 million and $12.5 million, respectively.

We expect to recognize $73.1 million and $3.1 million of revenue in 2022 and 2023, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021.

Deferred Costs and Other

Deferred costs and other as of December 31, 2021 and 2020 consisted of the following (in thousands):

	As of December 31,
	2021	2020
Deferred costs and other, current	$22,304	$3,468
Deferred costs and other, noncurrent	6,249	2,179
Total deferred costs and other	$28,553	$5,647

Deferred costs and other activity were as follows (in thousands):

Deferred Costs and Other
Beginning balance as of December 31, 2020	$5,647
Additions	41,579
Cost of revenue recognized	(18,673)
Ending balance as of December 31, 2021	$28,553

Note 4. Fair Value Measurements

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

The Company’s short-term investments held as of December 31, 2021 and 2020 consisted primarily of certificates of deposit held at financial institutions. The amortized cost of these investments, which are classified as Level 2, approximated their fair value.

The Company’s investments in equity securities without readily determinable fair values are classified as a component of Other assets and are accounted for under the measurement alternative of the FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other (income) expense, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$893,480	$0	$0	$893,480
Short-term investments	$0	$2,537	$0	$2,537

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$733,324	$0	$0	$733,324
Short-term investments	$0	$53,245	$0	$53,245
Equity securities without readily determinable fair values	$0	$5,000	$0	$5,000
Contingent liability	$0	$0	$4,514	$4,514

There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020.

The change in fair value of the Company’s equity securities without readily determinable fair values was as follows:

Fair value and historical cost basis at December 31, 2020	$5,000
Increase due to observable price change in identical securities	5,901
Sale of investment	(10,901)
Fair value at December 31, 2021	$0

The change in fair value of the Company’s contingent liability is recorded in acquisition, integration, and transformation costs in the consolidated statements of operations. The contingent liability is based on future revenue and profitability expectations. The following table reconciles the beginning and ending balance of the Company’s Level 3 contingent liability (in thousands):

Fair value at December 31, 2020	$4,514
Payments	(4,367)
Currency translation adjustment	(147)
Fair value at December 31, 2021	$0

Note 5. Business Acquisitions

On October 30, 2020, the Company completed the acquisition of Livongo through a merger in which Livongo became a wholly-owned subsidiary of the Company. Upon completion of the merger, each share of Livongo’s common stock converted into the right to receive 0.5920 shares of Teladoc Health’s common stock and $4.24 in cash, without interest. In addition, in connection with the closing of the merger, Livongo paid a special cash dividend equal to $7.09 per share of Livongo’s common stock to shareholders of Livongo as of a record date of October 29, 2020. The total final consideration, after certain adjustments discussed subsequently, was $13,876.9 million, consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company, and 60.2 million shares of Teladoc Health’s common stock valued at approximately $12,941.3 million on October 30, 2020. Final purchase price allocations resulted in the following intangibles:

	Balance at Acquisition	Estimated Average
Intangible Asset	(in millions)	Useful Lives		Valuation Methodology
Customer Relationships	$1,050	15.7	years	Income Approach: Multi Period Excess Earnings Method
Technology	$300	7	years	Income Approach: Relief from Royalty Method
Trademarks	$250	10	years	Income Approach: Relief from Royalty Method

The Livongo customer relationships typically have a three-year contractual term, but the estimated useful life assumes renewals or extensions and considers historical attrition rates.

The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $59.0 million and included transaction costs for investment bankers, other professional fees, and income taxes for accelerated grants and were recognized in the Company’s consolidated statement of operations in acquisition, integration, and transformation costs.

In the first quarter of 2021, the Company identified 205,279 of additional shares of Teladoc Health common stock that were included as part of the merger consideration (“Excess Shares”) and 85,481 of additional shares of Teladoc Health common stock that were not withheld from the merger consideration for withholding tax purposes (“Withholding Shares”). In addition, the Company identified $5.6 million of merger- related cash payments related to the Excess Shares (“Cash Overpayments”). The Company recovered and cancelled all 205,279 of the Excess Shares and recovered the Cash Overpayments in the form of cash. The Company withheld applicable employment taxes at the time of the merger on the Withholding Shares. These same taxes also were paid directly by the employee; the Company has since submitted an amended payroll tax filing to recover the overpaid tax, and is currently awaiting processing by the tax authorities. The Company did not incur any material charges or expenses related to the recovery of the Withholding Shares. Accordingly, the Company recorded, in the first quarter of fiscal year 2021, an increase to receivables in current other assets of $20.8 million, a decrease to consolidated stockholders’ equity of $40.3 million and a decrease to goodwill of $61.1 million.

In 2021, the Company reduced goodwill by $66.5 million to record final acquisition date valuation allowance and uncertain tax positions related to stock-based compensation and research and development credits.

On July 1, 2020, the Company completed the acquisition of InTouch through a merger in which InTouch became a wholly-owned subsidiary of the Company. The aggregate merger consideration paid was $1,069.8 million, which was comprised of 4.6 million shares of Teladoc Health’s common stock valued at $903.3 million on July 1, 2020, and $166.5 million of net cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition-related costs were $21.4 million and included transaction costs for investment bankers and other professional fees and were recognized in the Company’s consolidated statement of operations in acquisition, integration and transformation costs.

The acquisitions described above were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the acquisitions were included within the consolidated financial statements commencing on the respective acquisition dates.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed for the Livongo and InTouch acquisitions. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections.

Identifiable assets acquired and liabilities assumed (in thousands):

	Livongo	InTouch
Purchase price, net of cash acquired	$13,876,931	$1,069,759
Less:

Accounts receivable	80,084	16,986
Short term investment	52,500	0
Inventory	24,299	8,492
Property and equipment, net	8,952	11,366
Right of use assets	15,056	4,965
Other assets	17,337	2,541
Client relationships	1,050,000	164,580
Technology	300,000	29,190
Trademarks	250,000	32,630
Advances from financing companies	0	(26,012)
Accounts payable	(119,302)	(5,589)
Deferred revenue	(997)	(20,729)
Convertible notes	(453,417)	0
Deferred taxes	(73,010)	(30,102)
Lease liabilities	(18,834)	(5,495)
Other liabilities	(46,606)	(13,042)
Goodwill	$12,790,869	$899,978

The amount allocated to goodwill reflects the benefits Teladoc Health expects to realize from the growth of the respective acquisitions’ operations, cost savings, and various synergies.

The Company’s pro forma revenue and net loss for the year ended December 31, 2020 below have been prepared as if Livongo and InTouch had been purchased on January 1, 2020. As such, the Company made pro-forma adjustments related to deferred revenue, deferred costs, amortization of intangible assets, interest expense, stock-based compensation, acquisition costs and transaction expenses for the purpose of this presentation.

Unaudited Pro Forma
Year Ended
December 31,
(in thousands)	2020
Revenue	$1,441,834
Net loss	$(882,411)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

Note 6. Inventories

Inventories consisted of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials and purchased parts	$26,164	$19,591
Work in process	313	1,431
Finished goods	46,602	35,476
Total inventories	$73,079	$56,498

Note 7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2021	2020
Computer equipment	$28,330	$22,129
Furniture and equipment	7,104	6,486
Leasehold improvement	12,983	12,831
Rental Equipment	11,018	8,413
Construction in progress	1,929	657
Total	61,364	50,516
Accumulated depreciation	(34,130)	(21,965)
Property and equipment, net	$27,234	$28,551

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $8.9 million, $4.8 million, and $3.4 million, respectively.

As of December 31, 2021 and 2020, other assets included $2.4 million and zero, respectively, of capitalized cloud computing implementation costs related to the Company's enterprise resource planning and reporting software.

Note 8. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

						Weighted
						Average
						Remaining
	Useful		Accumulated	Net Carrying		Useful Life
	Life	Gross Value	Amortization	Value		(Years)
December 31, 2021
Client relationships	2 to 20 years	$1,465,926	$(199,866)	$1,266,060		14.5
Non-compete agreements	1.5 to 5 years	4,975	(4,975)	0
Trademarks	3 to 15 years	326,392	(45,555)	280,837		9.5
Patents	3 years	200	(200)	0
Software	3 to 5 years	126,188	(40,767)	85,421		2.7
Technology	5 to 7 years	343,262	(65,302)	277,960		5.6
Intangible assets, net		$2,266,943	$(356,665)	$1,910,278		12.0
December 31, 2020
Client relationships	2 to 20 years	$1,460,648	$(100,844)	$1,359,804	`	15.4
Non-compete agreements	1.5 to 5 years	5,097	(4,872)	225		0.4
Trademarks	3 to 15 years	326,786	(15,576)	311,210		10.5
Patents	3 years	200	(200)	0
Software	3 to 5 years	52,518	(24,771)	27,747		2.8
Technology	5 to 7 years	338,150	(16,272)	321,878		6.6
Intangible assets, net		$2,183,399	$(162,535)	$2,020,864		13.1

Refer to Note 9 to the consolidated financial statements for the results of impairment testing of our intangible assets including goodwill.

Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $195.3 million, $64.7 million, and $35.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2021 was as follows (in thousands):

Years Ending December 31,
2022	$206,602
2023	210,494
2024	205,595
2025	181,729
2026 and thereafter	1,105,858
$1,910,278

Note 9. Goodwill

Goodwill consisted of the following (in thousands):

	As of December 31,
	2021	2020
Beginning balance as of December 31, 2020 and 2019, respectively	$14,581,255	$746,079
Additions associated with acquisitions	64,269	13,812,198
Purchase consideration adjustments (see Note 5)	(55,801)	0
Deferred tax adjustments (see Note 5)	(66,505)	0
Currency translation adjustment	(19,044)	22,978
Ending balance as of December 31, 2021 and 2020	$14,504,174	$14,581,255

There were no impairment charges recorded for our goodwill or definite-lived intangible assets for the years ended December 31, 2021, 2020 or 2019. As a result of sustained decreases to our Company share price following our annual impairment test on October 1, 2021, we concluded a triggering event had occurred and conducted impairment testing of our goodwill, definite-lived intangibles and other long-lived assets as of December 1, 2021. As a result of this review, each of the asset groups identified for the purposes of testing the recoverability of our definite-lived intangibles and other long-lived assets passed the recoverability test by a significant margin. As it related to impairment testing of goodwill, the fair value of our reporting unit exceeded its carrying value by approximately 15% on December 1, 2021.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Professional fees	$5,373	$4,717
Consulting fees/provider fees	19,292	23,167
Client performance guarantees	7,653	7,215
Interest payable	1,480	2,049
Income tax payable	3,098	1,627
Insurance	3,884	3,139
Marketing	3,471	2,815
Operating lease liabilities - current	12,687	11,438
Earnout	—	4,514
Franchise and Sales Taxes	9,965	2,099
Device Replacement Cost	6,263	0
Other	29,767	20,877
Total	$102,933	$83,657

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of December 31, 2021, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company has agreed to guarantee Livongo’s obligations (the “Livongo Notes” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.

The following table presents certain terms of the Notes that were outstanding as of December 31, 2021:

	2027 Notes	2025 Notes	Livongo Notes
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of December 31, 2021 (in millions)	$940.0	$1.3	$605.0
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Share Conversion Rate Per $1,000 Principal Amount as of December 31, 2021	4.1258	18.6621	13.94
Remaining Contractual Life as of December 31, 2021	5.4 years	3.4 years	3.4 years

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

In accounting for the issuance of the 2027 Notes, 2025 Notes and the 2022 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the applicable Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense from the issuance date to the applicable maturity date. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2027 Notes, 2025 Notes and 2022 Notes was $286 million, $91.4 million and $62.4 million, respectively, net of issuance costs which were recorded in additional paid-in capital on the accompanying consolidated balance sheet. The Company carries the liability component of the Livongo Notes at face value less unamortized debt discount on its consolidated balance sheets and provides the fair value for disclosure purposes only. The Company has reserved an aggregate of 8.7 million shares of common stock for the Notes.

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

The liability component of the Notes consisted of the following (in thousands):

	As of December 31,
2027 Notes	2021	2020
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(250,846)	(287,916)
Net carrying amount	$749,154	$712,084

2025 Notes
Principal	$730	$276,788
Less: Debt discount, net (1)	(166)	(65,923)
Net carrying amount	$564	$210,865

Livongo Notes
Principal	$550,000	$550,000
Less: Debt discount, net (1)	(74,047)	(93,357)
Net carrying amount	$475,953	$456,643

2022 Notes
Principal	$0	$46,762
Less: Debt discount, net (1)	0	(4,202)
Net carrying amount	$0	$42,560
(1)	Included in the accompanying consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method. (See Note 2, Recently Issued Accounting Pronouncements).

The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities.

.

The following table sets forth total interest expense recognized related to the Notes (and in the case of the Livongo Notes, subsequent to the acquisition of Livongo) (in thousands):

	Year Ended
	December 31,
2027 Notes:	2021	2020
Contractual interest expense	$12,500	$7,743
Amortization of debt discount	37,070	21,756
Total	$49,570	$29,499
Effective interest rate of the liability component	3.4%	3.4%

	Year Ended
	December 31,
2025 Notes:	2021	2020	2019
Contractual interest expense	$1,082	$3,900	$3,953
Amortization of debt discount	4,558	12,532	11,706
Total	$5,640	$16,432	$15,659
Effective interest rate of the liability component	4.7%	7.9%	7.9%

	Year Ended
	December 31,
Livongo Notes:	2021	2020
Contractual interest expense	$4,813	$829
Amortization of debt discount	19,310	3,226
Total	$24,123	$4,055
Effective interest rate of the liability component	5.2%	5.2%

	Year Ended
	December 31,
2022 Notes:	2021	2020	2019
Contractual interest expense	$116	$4,047	$8,250
Amortization of debt discount	316	7,553	14,026
Total	$432	$11,600	$22,276
Effective interest rate of the liability component	9.6%	9.6%	9.6%

Exchanges and Conversions of Convertible Senior Notes Due 2025

In 2021, the Company entered into privately negotiated agreements with certain holders of the 2025 Notes to exchange approximately $211.5 million aggregate principal amount of 2025 Notes for an aggregate of approximately 4.0 million shares of the Company’s common stock in private placement transactions pursuant to Section 4(a)(2) of the Securities Act. In addition, certain holders of the 2025 Notes converted their 2025 Notes in exchange for approximately 1.1 million shares of the Company’s common stock during the year ended December 31, 2021. As a result of the exchanges and conversions, the Company recorded a charge associated with the loss on extinguishment of debt net of transaction fees of $40.3 million during the year ended December 31, 2021.

Redemption and Conversions of Convertible Senior Notes Due 2022

In March 2021, the Company completed a redemption of all of the then outstanding 2022 Notes in exchange for approximately $0.1 million in cash (including accrued and unpaid interest). Prior to that redemption, certain holders of the 2022 Notes converted their 2022 Notes in exchange for 1.1 million shares of the Company’s common stock during the year ended December 31, 2021. As a result of the redemption and conversions, the Company recorded a charge associated with the loss on extinguishment of debt of $3.4 million during the year ended December 31, 2021.

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheet. Interest rates applicable to the outstanding advances as of December 31, 2021 ranged from 3.35% to 8.25%.

Client lease payments to third-party financing companies will reduce the advances from financing companies as of December 31, 2021 by year as follows:

As of December 31,
2021
2022	$13,313
2023	7,153
2024	2,138
$22,604

Note 13. Leases

Operating Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the United States and various international locations. The leases have remaining lease terms of 1 to 11 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the arrangement covering the right to use property, plant, or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. The components of operating lease expense reflected in the consolidated statements of operations were as follows (in thousands):

Year Ended
December 31, 2021
Lease cost
Operating lease cost	$14,087
Short Term lease cost	1,087
Variable lease cost	3
Total lease cost	$15,177

 In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Supplemental information related to operating leases was as follows (in thousands):

Year Ended
Consolidated Statements of Cash Flows	December 31, 2021
Cash payment for operating cash flows used for operating leases	$14,531
Operating lease liabilities arising from obtaining right-of-use assets	$11,598

Other Information
Weighted-average remaining lease term	5.71
Weighted-average discount rate	5.88%

The Company leases office space under non-cancelable operating leases in the United States and various international locations. As of December 31, 2021, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of
Operating Leases:	December 31, 2021
2022	$15,021
2023	14,981
2024	9,871
2025	7,232
2026 and thereafter	18,659
Sub-total	$65,764
Less: imputed interest	11,304
Minimum lease payments	$54,460

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

Warrants

The Company had no warrants outstanding as of December 31, 2021 or 2020.

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers.

In connection with the closing of the Livongo merger, the Company assumed the Livongo Health, Inc. 2019 Equity Incentive Plan, the Livongo Health, Inc. Amended and Restated 2014 Stock Incentive Plan, and the Livongo Health, Inc. Amended and Restated 2008 Stock Incentive Plan (collectively, the “Assumed Plans”). At the effective time of the Livongo merger on October 30, 2020, each outstanding Livongo equity award issued under the Assumed Plans was converted into a corresponding award with respect to the Company’s common stock, with the number of shares underlying such award adjusted based on the “Equity Award Adjustment Ratio” (as defined below), and remained outstanding in accordance with the terms that were applicable to such award prior to the Livongo merger. The exercise price of each outstanding Livongo stock option was also adjusted based on the Equity Award Adjustment Ratio. The “Equity Award Adjustment Ratio” means the quotient determined by dividing (i) the volume weighted average closing price of Livongo common stock on the four trading days ending on October 29, 2020, by (ii) the volume weighted average closing price of the Company’s common stock on the New York Stock Exchange on the four trading days beginning on October 29, 2020.

All stock-based awards to employees are measured based on the grant date fair value, or replacement grant date fair value in relation to the Livongo transaction, and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each RSU).

Stock Options

Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 12,855,294 shares available for grant at December 31, 2021.

Activity under the Plans was as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2020	5,826,685	$17.19	5.31	$1,064,944
Stock option grants	49,177	$151.24	N/A
Stock options exercised	(2,339,537)	$11.00	N/A	$(431,572)
Stock options forfeited	(109,347)	$29.03	N/A
Balance at December 31, 2021	3,426,978	$22.88	5.32	$242,569
Vested or expected to vest at December 31, 2021	3,426,978	$22.88	7.32	$11,645
Exercisable at December 31, 2021	3,176,543	$19.54	5.16	$230,924

The total grant-date fair value of stock options granted during the year ended December 31, 2021, 2020 and 2019 was $7.4 million, $1,298.0 million and $4.7 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2021	2020	2019
Volatility	56.1% - 58.1%	46.1% - 56.6%	46.8% – 47.6%
Expected term (in years)	4.1	4.1	5.2
Risk-free interest rate	0.31% - 1.02%	0.22%-1.64%	1.35% - 2.55%
Dividend yield	0	0	0
Weighted-average fair value of underlying stock options	$$67.37	$$48.74	$28.37

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

For the years ended December 31, 2021, 2020 and 2019, the Company recorded compensation expense related to stock options granted of $93.0 million, $134.9 million, and $20.4 million, respectively.

As of December 31, 2021, the Company had $22.1 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.0 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under RSUs was as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2020	3,550,595	$162.11
Granted	816,466	$174.64
Vested and issued	(1,419,426)	$139.32
Forfeited	(814,134)	$183.89
Balance at December 31, 2021	2,133,501	$168.43
Vested and unissued at December 31, 2021	16,507	$71.96
Non-vested at December 31, 2021	2,116,994	$168.43

The total grant-date fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $144.2 million, $801.0 million and $56.7 million, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense related to RSUs of $182.4 million, $314.1 million, and $30.5 million, respectively.

As of December 31, 2021, the Company had $293.2 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Performance Stock Units

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

Activity under PSUs was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2020	429,319	$76.60
Granted	531,309	$132.66
Vested and issued	(268,201)	$74.33
Forfeited	(336,178)	$99.68
Balance at December 31, 2021	356,249	$140.01
Vested and unissued at December 31, 2021	0	$0
Non-vested at December 31, 2021	356,249	$140.01

The total grant-date fair value of PSUs granted during the years ended December 31, 2021, 2020 and 2019 was $70.4 million, $25.0 million, and $31.6 million, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense related to PSUs of $22.0 million, $24.0 million and $14.6 million, respectively.

As of December 31, 2021, the Company had $16.1 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 ESPP in connection with its initial public offering. Through December 31, 2021, a total of 926,109 shares of common stock have been reserved for issuance under this plan. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During 2021 and 2020, the Company issued 122,059 shares and 49,781 shares, respectively, under the ESPP. As of December 31, 2021, 477,044 shares remained available for issuance.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense related to the ESPP of $5.2 million, $2.8 million, and $1.2 million, respectively.

As of December 31, 2021, the Company had $2.1 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs charged as an expense for stock-based awards, including stock options, RSUs, PSUs and ESPP, recognized in the components of operating expenses were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$8,280	$2,700	$0
Advertising and marketing	18,952	26,995	4,956
Sales	71,475	65,730	10,286
Technology and development	95,561	60,556	7,573
General and administrative	108,318	319,550	43,887
Total stock-based compensation expense (1)	$302,586	$475,531	$66,702

(1)	Excluding the amount capitalized related to internal software development projects.

(

Note 15. Income Taxes

For financial reporting purposes, income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 included the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(365,762)	$(566,266)	$(95,476)
International	(18,894)	(9,727)	(13,979)
Total	$(384,656)	$(575,993)	$(109,455)

The provision (benefit) for income taxes was comprised of the following components:

	Year Ended December 31,
	2021	2020	2019
Current federal	$0	$(1,954)	$239
Current state	567	27	300
Current foreign	2,595	1,605	(262)
Total current	3,162	(322)	277

Deferred federal	49,008	(60,008)	(5,043)
Deferred state	(6,276)	(26,775)	(1,783)
Deferred foreign	(1,757)	(3,752)	(4,042)
Total deferred	40,975	(90,535)	(10,868)
Total (Benefit) / Provision	$44,137	$(90,857)	$(10,591)

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations is as follows:

	Year Ended
	December 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State and local tax	7.7	2.3	4.6
Acquisition expenses	2.0	(2.2)	(0.4)
Stock compensation (1)	6.7	(1.1)	7.7
Non-deductible expenses	(0.5)	(0.1)	(0.2)
Foreign rate differential	0.2	0.3	2.2
Change in valuation allowance	(46.9)	(5.4)	(25.3)
Other	(1.7)	1.0	0.1
Effective tax rate	(11.5)%	15.8%	9.7%
(1)	The Company has updated the presentation of the rate reconciliation in 2021. Stock compensation has been updated to include executive compensation. Previously, stock compensation and executive compensation were shown separately.

The Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$687,679	$497,603
Accrued expenses and compensation	5,413	7,016
Stock-based compensation	63,641	94,029
Foreign tax credits and alternative minimum tax credits	4,814	5,727
Research and development credits	1,320	14,666
Depreciation of property and equipment	56	83
Interest expense carryforward	11,528	6,620
Operating lease assets	13,575	13,978
Deferred revenue	7,946	2,917
Other	7,032	3,290
Deferred tax assets	803,004	645,929
Valuation allowance	(335,810)	(107,984)
Net deferred tax assets	467,194	537,945

Deferred tax liabilities:
Debt related	(73,378)	(105,063)
Operating lease liabilities	(11,842)	(12,117)
Depreciation of property and equipment	(3,427)	(2,476)
Intangible assets	(452,049)	(519,397)
Other (2)	(2,275)	(995)
Deferred tax liabilities	(542,971)	(640,048)
Net deferred tax liabilities	$(75,777)	$(102,103)
(2)	The Company has updated the presentation of the deferred tax liability item of prepaid insurance and deferred commissions in 2021. As the amounts were immaterial, the Company is presenting this item in “Other”.

As of December 31, 2021, the Company had approximately $2,775.2 million of federal NOL carryforwards, $1,708.1 million of state NOL carryforwards, and $57.8 million of foreign NOL carryforwards. The federal NOL carryforwards generated prior to December 31, 2017 of $555.4 million will begin to expire in 2024. The remaining NOLs generated from January 1, 2018 of $2,219.8 million will carry forward indefinitely. The state and foreign NOL carryforwards began expiring in 2021. As of December 31, 2021, the Company had approximately $4.8 million of foreign tax credits, which began expiring in 2021. As of December 31, 2021, the Company had approximately $0.5 million of federal research and development credits, which will begin to expire in 2022, and $0.8 million of state research and development credits, which can be carried forward indefinitely.

As of December 31, 2021, the Company had a valuation allowance of approximately $335.8 million against a portion of the U.S. and certain foreign deferred tax assets, for which realization cannot be considered more likely than not at this time. The valuation allowance increased by $227.9 million from the beginning of the year, of which, approximately $48.5 million was primarily recorded in purchase accounting related to the pre-acquisition NOLs from Livongo. The remaining incremental amount of $179.4 million results in current year tax expense, primarily related to current period losses and a non-cash tax charge resulting from additional stock-based compensation benefits related to the acquisition of Livongo.

The Company provision for income taxes includes the impact of reserves and a reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance on January 1, 2021	$21,362
Additions assumed in a business combination	59,110
Additions based on prior year tax positions	43,399
Additions based on current year tax positions	1,490
Release	(14,513)
Balance on December 31, 2021	$110,848

The amount of unrecognized tax benefits as of December 31, 2021 that, if recognized, would reduce tax expense was approximately $110.8 million.

The Company does not anticipate any of its unrecognized tax benefits to be settled within the next 12 months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States and other countries, where applicable. The Company is open under the U.S. federal statute from 2017 to the present, although earlier years may be examined to the extent that loss carryforwards are used in open audit periods. The Company is currently under audit in a single foreign tax jurisdiction. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements. We further believe that we have made adequate provision for all income tax uncertainties.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of tax expense.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of $7.3 million for certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2021. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

Note 16. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. The Company has 3.4 million outstanding stock options, 2.1 million outstanding RSUs, 0.4 million outstanding PSUs, and 0.1 million issuable shares of common stock associated with the ESPP.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended
	December 31,
	2021	2020	2019
Net loss	$(428,793)	$(485,136)	$(98,864)
Weighted-average shares used to compute basic and diluted net loss per share	156,939	90,509	71,845
Net loss per share, basic and diluted	$(2.73)	$(5.36)	$(1.38)

Note 17. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $11.3 million, $4.9 million, and $3.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Note 18. Legal Matters

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

On August 27, 2021, a purported securities class action complaint (City of Hialeah Employees’ Retirement System v. Teladoc Health, Inc., et.al.) was filed in the Circuit Court of Cook County, Illinois against the Company and certain of the Company’s current and former officers and directors. The complaint was brought on behalf of a purported class consisting of all persons who acquired shares of Teladoc Health common stock issued in the Livongo merger. The complaint asserted violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on allegedly false or misleading statements and omissions with respect to the registration statement and prospectus filed in connection with the Livongo merger. The complaint sought certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees, rescission or a rescissory measure of damages and equitable or other relief. On January 18, 2022, the case was voluntarily dismissed without prejudice in the Circuit Court of Cook County, Illinois and on January 26, 2022, was refiled in the Supreme Court of the State of New York. The refiled case includes substantially the same allegations. The Company believes that these claims are without merit, and the Company and its named current and former officers and directors intend to defend the Company vigorously.