Form 10-Q
period 2022-03-31
Teladoc Health, Inc.
filed 2022-05-02
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 27, 2022, the Registrant had 161,182,633 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2022

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$836,444	$893,480
Short-term investments	2,544	2,537
Accounts receivable, net of provision of $13,056 and $12,384, respectively	191,528	168,956
Inventories	70,654	73,079
Prepaid expenses and other current assets	106,875	87,387
Total current assets	1,208,045	1,225,439
Property and equipment, net	28,419	27,234
Goodwill	7,899,795	14,504,174
Intangible assets, net	1,883,897	1,910,278
Operating lease - right-of-use assets	45,552	46,780
Other assets	26,629	20,703
Total assets	$11,092,337	$17,734,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,412	$47,257
Accrued expenses and other current liabilities	116,689	102,933
Accrued compensation	46,075	91,941
Deferred revenue-current	83,847	75,569
Advances from financing companies	12,664	13,313
Total current liabilities	306,687	331,013
Other liabilities	1,445	1,492
Operating lease liabilities, net of current portion	40,163	41,773
Deferred revenue, net of current portion	2,884	3,834
Advances from financing companies, net of current portion	8,252	9,291
Deferred taxes, net	57,516	75,777
Convertible senior notes, net	1,532,780	1,225,671
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 161,434,513 shares and 160,469,325 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	161	160
Additional paid-in capital	17,177,152	17,473,336
Accumulated deficit	(8,023,279)	(1,421,454)
Accumulated other comprehensive loss	(11,424)	(6,285)
Total stockholders’ equity	9,142,610	16,045,757
Total liabilities and stockholders’ equity	$11,092,337	$17,734,608

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data, unaudited)

	Quarter Ended March 31,
	2022	2021
Revenue	$565,350	$453,675
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	187,025	145,959
Operating expenses:
Advertising and marketing	133,600	89,439
Sales	58,329	64,793
Technology and development	87,412	78,008
General and administrative	104,923	105,172
Acquisition, integration, and transformation costs	4,507	6,323
Depreciation and amortization	58,933	48,659
Goodwill impairment	6,600,000	0
Total expenses	7,234,729	538,353
Loss from operations	(6,669,379)	(84,678)
Loss on extinguishment of debt	0	11,459
Other income, net	(724)	(5,652)
Interest expense, net	5,480	22,125
Net loss before taxes	(6,674,135)	(112,610)
Income tax expense	388	87,039
Net loss	(6,674,523)	(199,649)
Other comprehensive loss, net of tax:
Currency translation adjustment and other	(5,139)	(13,492)
Comprehensive loss	$(6,679,662)	$(213,141)

Net loss per share, basic and diluted	$(41.58)	$(1.31)

Weighted-average shares used to compute basic and diluted net loss per share	160,532,301	152,167,606

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 2)	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	267,586	0	3,585	0	0	3,585
Issuance of common stock upon vesting of restricted stock units	697,602	1	(1)	0	0	0
Stock-based compensation	0	0	63,963	0	0	63,963
Other comprehensive loss, net of tax	0	0	0	0	(5,139)	(5,139)
Net loss	0	0	0	(6,674,523)	0	(6,674,523)
Balance as of March 31, 2022	161,434,513	$161	$17,177,152	$(8,023,279)	$(11,424)	$9,142,610

Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	1,238,112	1	11,907	0	0	11,908
Issuance of common stock upon vesting of restricted stock units	976,999	1	(1)	0	0	(0)
Issuance of common stock for 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(224,081)	0	0	(224,081)
Issuance of common stock for 2025 Notes	1,056,861	1	288,485	0	0	288,486
Equity portion of extinguishment of 2025 Notes	0	0	(237,261)	0	0	(237,261)
Recovery of excess common stock issued for acquisition	(205,280)	(0)	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	90,000	0	0	90,000
Other comprehensive loss, net of tax	0	0	0	0	(13,492)	(13,492)
Net loss	0	0	0	(199,649)	0	(199,649)
Balance as of March 31, 2021	154,406,164	$154	$17,016,628	$(1,192,310)	$5,026	$15,829,498

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarter Ended March 31,
	2022	2021
Operating activities:
Net loss	$(6,674,523)	$(199,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	6,600,000	0
Depreciation and amortization	58,933	48,659
Depreciation of rental equipment	770	824
Amortization of right-of-use assets	3,173	2,948
Provision for doubtful accounts	4,591	3,074
Stock-based compensation	60,436	86,300
Deferred income taxes	(2,319)	87,004
Accretion of interest	826	16,829
Loss on extinguishment of debt	0	11,459
Gain on sale of investment	0	(5,852)
Other, net	0	38
Changes in operating assets and liabilities:
Accounts receivable	(27,842)	(11,717)
Prepaid expenses and other current assets	(18,993)	(12,799)
Inventory	2,023	(2,877)
Other assets	(6,047)	1,244
Accounts payable	492	(11,989)
Accrued expenses and other current liabilities	11,706	(1,889)
Accrued compensation	(48,819)	(43,624)
Deferred revenue	7,479	17,086
Operating lease liabilities	(3,626)	(3,076)
Other liabilities	(7)	(19)
Net cash used in operating activities	(31,747)	(18,026)
Investing activities:
Capital expenditures	(3,913)	(2,115)
Capitalized software	(26,918)	(11,144)
Proceeds from marketable securities	0	50,000
Acquisitions of business, net of cash acquired	0	(55,921)
Other, net	3,264	3,150
Net cash used in investing activities	(27,567)	(16,030)
Financing activities:
Net proceeds from the exercise of stock options	3,585	11,908
Repurchase of 2022 Notes	0	(130)
Proceeds from advances from financing companies	2,232	4,816
Payment against advances from financing companies	(3,921)	(4,098)
Proceeds from employee stock purchase plan	3,680	8,648
Cash received for withholding taxes on stock-based compensation, net	103	1,218
Other, net	(2,863)	(187)
Net cash provided by financing activities	2,816	22,175
Net decrease in cash and cash equivalents	(56,498)	(11,881)
Foreign exchange difference	(538)	(1,339)
Cash and cash equivalents at beginning of the period	893,480	733,324
Cash and cash equivalents at end of the period	$836,444	$720,104

Income taxes paid	$261	$52

Interest paid	$7	$3

See accompanying notes to unaudited condensed consolidated financial statements.

Note 1. Organization and Description of Business

Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” or the “Company,” and is the global leader in whole person virtual care, forging a new healthcare experience with better convenience, outcomes, and value. The Company’s mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience.

The Company was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. The Company’s principal executive office is located in Purchase, New York.

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the condensed consolidated results of operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

These financial statements include the results of Teladoc Health, as well as three professional associations and twelve professional corporations (collectively, the “THMG Association”). All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”) is party to several Services Agreements by and among it and the professional associations and professional corporations pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net income (loss) for the VIE were $60.1 million and $2.3 million, and $54.2 million and $1.2 million, for the quarters ended March 31, 2022 and 2021, respectively. The VIE’s total assets, all of which were current, were $33.1 million and $58.5 million at March 31, 2022 and December 31, 2021, respectively. The VIE’s total liabilities, all of which were current, were $71.5 million and $94.7 million at March 31, 2022 and December 31, 2021, respectively. The VIE’s total stockholders’ deficit was $38.4 million and $36.1 million at March 31, 2022 and December 31, 2021, respectively.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business and economic factors, and various other assumptions that the Company believes are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves. The Company believes that estimates used in the preparation of these condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements.

Significant estimates and assumptions by management affect areas including the carrying value and useful life of long-lived assets (including intangible assets), the carrying value of goodwill, the capitalization and amortization of software development costs, deferred costs, the allowance for doubtful accounts, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees, the accounting for income taxes, contingences, litigation and related legal accruals, and the accounting for stock-based compensation awards, and other items as described in the Summary of Significant Accounting policies in this Quarterly Report and in the 2021 Form 10-K.

Recently Adopted Accounting Standards

In August 2020, the financial accounting standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—"Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.

The Company adopted ASU 2020-06 as of January 1, 2022, under the modified retrospective transition method, and accordingly, its prior period financial statements were not restated. Upon adoption of ASU 2020-06, the conversion feature of the Company’s convertible senior notes is no longer reported as a component of equity. Instead, the previously-separated equity component is now combined with the liability component, thereby eliminating the amortization of the debt discount arising from the conversion option separation model. As such, the Company currently anticipates a reduction of approximately $58 million in non-cash interest to be recorded on its convertible senior notes for the year ended December 31, 2022, as compared to the year ended December 31, 2021. To reflect the adoption of ASU 2020-06, the Company recorded an increase to convertible senior notes of $306.3 million and decreases to additional paid-in capital, accumulated deficit and net deferred tax liabilities of $363.7 million, $72.7 million and $15.3 million, respectively, as of January 1, 2022.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, consisting of employers, health plans, hospitals and health systems, insurance, and financial services companies (collectively “Clients”), as well as individual members, accessing its professional provider network, hosted virtual healthcare platform and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service and other specialty visits. In addition, other revenue is primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Access revenue accounted for 87% and 84% of the Company’s revenue for the quarters ended March 31, 2022 and 2021, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended
	March 31,
	2022	2021
Access Fees Revenue
U.S.	$421,146	$327,553
International	70,191	54,553
Total	491,337	382,106

Visit Fee Revenue
U.S.	64,473	57,128
International	3,455	3,383
Total	67,928	60,511

Other
U.S.	5,581	10,671
International	504	387
Total	6,085	11,058

Total Revenues	$565,350	$453,675

During the fourth quarter of 2021, the Company refined its definition of international revenues to reflect all international revenues based on location of the customer. Previously, Direct-to-Consumer (“D2C”) activities were primarily reflected based on the location of operations. In addition, certain activities related to the Company’s international operations are now reflected in visit revenues versus access fee revenues. Prior period amounts have been recast to conform with current presentation.

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

For certain services, payment is required for future months before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $87.1 million at March 31, 2022 and $73.2 million at March 31, 2021. The net increase of $7.6 million and $18.4 million in the deferred revenue balance for the three months ended March 31, 2022 and 2021, respectively, was primarily driven by InTouch and Livongo as well as BetterHelp, the Company’s D2C mental health product, and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the quarters ended March 31, 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $51.6 million and $32.7 million, respectively.

The Company expects to recognize $73.0 million and $5.0 million of revenue in 2022 and 2023, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2022.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of Prepaid expenses and other current assets or Other assets depending on term, and consisted of the following as of March 31, 2022 (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Deferred device and contract costs, current	$27,335	$22,304
Deferred device and contract costs, noncurrent	7,636	6,249
Total deferred device and contract costs	$34,971	$28,553

Deferred costs and other activity were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2021	$28,553
Additions	13,986
Cost of revenue recognized	(7,568)
Ending balance as of March 31, 2022	$34,971

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Raw materials and purchased parts	$25,006	$26,164
Work in process	379	313
Finished goods	45,269	46,602
Total inventories	$70,654	$73,079

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Prepaid expenses	$51,397	$38,179
Deferred device and contract costs, current	27,335	22,304
Other receivables	22,817	21,170
Other current asset	5,326	5,734
Total prepaid expenses and other current assets	$106,875	$87,387

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
					Remaining
	Useful		Accumulated	Net Carrying	Useful Life
	Life	Gross Value	Amortization	Value	(Years)
March 31, 2022
Client relationships	2 to 20 years	$1,463,335	$(222,285)	$1,241,050	14.3
Trademarks	2 to 15 years	325,958	(58,823)	267,135	7.4
Software	3 to 5 years	155,456	(45,101)	110,355	2.8
Technology	5 to 7 years	343,310	(77,953)	265,357	5.3
Intangible assets, net		$2,288,059	$(404,162)	$1,883,897	11.4
December 31, 2021
Client relationships	2 to 20 years	$1,465,926	$(199,866)	$1,266,060	14.5
Trademarks	3 to 15 years	326,392	(45,555)	280,837	9.5
Software	3 to 5 years	126,188	(40,767)	85,421	2.7
Technology	5 to 7 years	343,262	(65,302)	277,960	5.6
Intangible assets, net		$2,261,768	$(351,490)	$1,910,278	12.0

Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $56.6 million and $46.6 million for the quarters ended March 31, 2022 and 2021, respectively.

In January 2022, the Company embarked upon a two-year migration strategy that integrates and moves selected consumer brands under Teladoc Health – which will serve as the primary business-to-business-to-consumer brand that meets all consumer healthcare needs. The evolution of brand names results in the weighted average life of our trademarks decreasing from 9.5 years to 7.4 years as of March 31, 2022, and an acceleration of amortization expense being expensed over 2022 and 2023. This change resulted in additional amortization expense of $5.8 million (or $0.04 per basic and diluted share) in the first quarter of 2022.

Refer to Note 7 to the condensed consolidated financial statements for the results of impairment testing of the Company’s intangible assets including goodwill.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Beginning balance as of December 31, 2021 and 2020, respectively	$14,504,174	$14,581,255
Impairment	(6,600,000)	0
Additions associated with acquisitions	0	64,269
Purchase consideration adjustments net of deferred tax impacts	0	(122,306)
Currency translation adjustment	(4,379)	(19,044)
Ending balance as of March 31, 2022 and December 31, 2021	$7,899,795	$14,504,174

As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization continuing into 2022, the Company conducted additional testing of its goodwill, definite-lived intangibles, and other long-lived assets as of March 31, 2022. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $6.6 billion non-deductible, non-cash goodwill impairment charge (or $41.11 per basic and diluted share) for the quarter ended March 31, 2022.

Consistent with prior goodwill impairment testing, the Company’s March 31, 2022, testing reflected a 75%/25% allocation between the income and market approaches. The Company believes the 75% weighting to the income approach continues to be appropriate as it more directly reflects its future growth and profitability expectations. For the Company’s March 31, 2022 impairment testing, as compared to its December 1, 2021 testing, the Company reduced its estimated future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect its best estimates at this time. The Company also updated certain significant inputs into the valuation models including the discount rate which increased reflecting, in part, higher interest rates and market volatility, and the Company reduced its revenue market multiples, reflecting declining valuations across the Company’s selected peer group. The Company’s updates to its discount rate, market multiples, and estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit.

The following table reflects changes in the most significant inputs to the Company’s impairment analysis on each testing date since its last annual test.

Testing dates	Discount Rate	Peer Group Revenue Multiples (current year/subsequent year)	% Excess of Reporting Unit Fair Value over Carrying Value
December 1, 2021	10.5%	7.0x/5.5x	15.0%
March 31, 2022	12.0%	3.0x/2.5x	0% post impairment

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Professional fees	$5,485	$5,373
Consulting fees/provider fees	18,029	19,292
Client performance guarantees	10,034	7,653
Interest payable	5,809	1,480
Income tax payable	5,131	3,098
Insurance	5,779	3,884
Marketing	6,104	3,471
Operating lease liabilities - current	13,052	12,687
Franchise and sales taxes	11,429	9,965
Device replacement cost	5,913	6,263
Other	29,924	29,767
Total	$116,689	$102,933

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

The Company’s short-term investments held as of March 31, 2022 and 2021 consisted primarily of certificates of deposit held at financial institutions. The amortized cost of these investments, which are classified as Level 2, approximated their fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents	$836,444	$0	$836,444
Short-term investments	$0	$2,544	$2,544

	December 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents	$893,480	$0	$893,480
Short-term investments	$0	$2,537	$2,537

There were no transfers between fair value measurement levels during the quarters ended March 31, 2022 and December 31, 2021.

Note 10. Leases

The Company has operating leases for facilities, hosting co-location facilities and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of 1 to 11 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the arrangement covering the right to use property, plant or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

Operating Leases

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. As of March 31, 2022, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of March 31,
Operating Leases:	2022
2022	$15,023
2023	14,261
2024	9,634
2025	7,197
2026	5,822
2027 and thereafter	12,638
Total future minimum payments	$64,575

The Company rents certain information systems to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from 2 to 5 years.

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of March 31, 2022, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company has agreed to guarantee Livongo’s obligations (the “Livongo Notes;” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275.0 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.

The following table presents certain terms of the Notes that were outstanding as of March 31, 2022:

	2027 Notes	2025 Notes	Livongo Notes
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of March 31, 2022 (in millions) (1)	$843.5	$1.0	$553.3
Fair Value as of December 31, 2021 (in millions) (1)	$940.0	$1.3	$605.0
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Share Conversion Rate Per $1,000 Principal Amount as of March 31, 2022	4.1258	18.6621	13.94
Remaining Contractual Life as of March 31, 2022	5.2 years	3.1 years	3.2 years

(1)	The Notes are classified as Level 1 within the fair value hierarchy, as defined in Note 9.

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

The 2027 Notes and the 2025 Notes are convertible into shares of the Company’s common stock at the applicable conversion rate shown in the table above. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock or units of reference property, the amount of cash and shares of the Company’s common stock due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 consecutive trading day observation period.

The Livongo Notes are convertible at the applicable conversion rate shown in the table above into “units of reference property,” each of which is comprised of 0.5920 of a share of the Company’s common stock and $4.24 in cash, without interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, units of reference property, or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and units of reference property, the amount of cash and units of reference property, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 consecutive trading day observation period.

For each Note series, the Company may redeem for cash all or part of the Notes, at its option, on or after the applicable optional redemption date shown in the table above (and prior to the 41st scheduled trading day immediately preceding the maturity date in the case of the Livongo Notes) if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2027 Note or 2025 Note for redemption on or after the applicable optional redemption date will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the applicable indenture. If Livongo undergoes a fundamental change (as defined in the applicable indenture) at any time prior to the maturity date, holders will have the right, at their option, to require Livongo to repurchase for cash all or any portion of their Livongo Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Livongo Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Following the adoption of ASU 2020-06 on January 1, 2022 as described in Note 2, the Company accounts for each Note series at amortized cost within the liability section of its condensed consolidated balance sheets. The Company has reserved an aggregate of 8.7 million shares of common stock for the Notes.

The net carrying values of the Notes consisted of the following (in thousands):

	As of March 31,	As of December 31,
2027 Notes	2022	2021
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(17,940)	(250,846)
Net carrying amount	$982,060	$749,154

2025 Notes
Principal	$730	$730
Less: Debt discount, net (1)	(10)	(166)
Net carrying amount	$720	$564

Livongo Notes
Principal	$550,000	$550,000
Less: Debt discount, net (1)	0	(74,047)
Net carrying amount	$550,000	$475,953

(1)	Included in the accompanying condensed consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Quarter Ended
	March 31,
2027 Notes:	2022	2021
Contractual interest expense	$3,125	$3,125
Amortization of debt discount	831	9,059
Total	$3,956	$12,184
Effective interest rate	0.8%	3.4%

	Quarter Ended
	March 31,
2025 Notes:	2022	2021
Contractual interest expense	$3	$814
Amortization of debt discount	1	2,719
Total	$4	$3,533
Effective interest rate	0.9%	3.9%

	Quarter Ended
	March 31,
Livongo Notes:	2022	2021
Contractual interest expense	$1,203	$1,203
Amortization of debt discount	0	4,734
Total	$1,203	$5,937
Effective interest rate	0%	5.2%

	Quarter Ended
	March 31,
2022 Notes:	2022	2021
Contractual interest expense	$0	$104
Amortization of debt discount	0	316
Total	$0	$420
Effective interest rate	0%	9.6%

Conversions of Convertible Senior Notes Due 2025

Certain holders of the 2025 Notes converted their 2025 Notes in exchange for 1.1 million shares of the Company’s common stock during the quarter ended March 31, 2021. As a result, the Company recorded a charge associated with the loss on extinguishment of debt of $8.1 million during the quarter ended March 31, 2021.

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

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying condensed consolidated balance sheet. Interest rates applicable to the outstanding advances as of March 31, 2022 ranged from 3.35% to 8.25%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of March 31, 2022 by year as follows (in thousands):

As of March 31,
2022
2022	$10,105
2023	8,024
2024	2,678
2025	109
Total	$20,916

Note 13. Legal Matters

From time to time, Teladoc Health is involved in various litigation matters arising in the normal course of business, including the matters described below. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. As of the date of these financial statements, Teladoc Health’s management does not expect any litigation matter to have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Warrants

The Company had no warrants outstanding as of March 31, 2022 or December 31, 2021.

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers.

All stock-based awards to employees are measured based on the grant-date fair value or replacement grant date fair value in relation to the Livongo transaction, and are generally recognized on a straight line basis in the Company’s condensed consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each restricted stock unit (“RSU”)).

Stock Options

Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. The Company had 10,218,931 shares available for grant at March 31, 2022.

Activity under the Plans was as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2021	3,426,978	$22.88	5.32	$242,569
Stock option grants	45,434	$79.40	N/A
Stock options exercised	(267,586)	$13.40	N/A	$(15,090)
Stock options forfeited	(15,767)	$19.63	N/A
Balance at March 31, 2022	3,189,059	$24.50	5.16	$160,501
Vested or expected to vest at March 31, 2022	3,189,059	$24.50	8.35	$2,352
Exercisable at March 31, 2022	3,011,138	$20.36	4.97	$158,148

The total grant-date fair value of stock options granted during the quarters ended March 31, 2022 and 2021 were $1.6 million and $0.4 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Quarter Ended March 31,
	2022	2021
Volatility	56.69% - 57.86%	57.02% - 57.49%
Expected term (in years)	4.1	4.1
Risk-free interest rate	1.13% - 1.52%	0.31% - 0.51%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$$35.94	$$107.06

For the quarters ended March 31, 2022 and 2021, the Company recorded compensation expense related to stock options of $10.7 million and $28.2 million, respectively.

As of March 31, 2022, the Company had $10.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the condensed consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to four years.

Activity under RSUs was as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2021	2,133,501	$168.43
Granted	2,433,620	$74.74
Vested and issued	(499,486)	$146.13
Forfeited	(153,581)	$153.09
Balance at March 31, 2022	3,914,054	$113.99
Vested and unissued at March 31, 2022	16,507	$71.96
Non-vested at March 31, 2022	3,897,547	$113.99

The total grant-date fair value of RSUs granted during the quarters ended March 31, 2022 and 2021 was $181.9 million and $88.0 million, respectively.

For the quarters ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $44.5 million and $50.9 million, respectively.

As of March 31, 2022, the Company had $407.8 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Performance Stock Units

Stock-based compensation costs associated with the Company’s performance stock units (“PSUs”) are initially determined using the fair market value of the Company's common stock on the date the awards are approved by the Compensation Committee of the Board of Directors (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from 1 to 3 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-assessed each reporting period based upon the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally range from 25% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards. Forfeitures are accounted for at the time they occur consistent with Company policy.

Activity under PSUs was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2021	356,249	$140.01
Granted	420,274	$74.21
Vested and issued	(197,849)	$109.03
Balance at March 31, 2022	578,674	$106.35
Vested and unissued at March 31, 2022	0	$0
Non-vested at March 31, 2022	578,674	$106.35

The total grant-date fair value of PSUs granted during the quarter ended March 31, 2022 and 2021 was $30.1 million and $67.9 million, respectively.

For the quarters ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to PSUs of $7.3 million and $7.2 million, respectively.

As of March 31, 2022, the Company had $26.9 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. A total of 1,019,726 shares of common stock were reserved for issuance under this plan as of March 31, 2022. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarters ended March 31, 2022 and 2021, the Company did not issue any shares under the ESPP. As of March 31, 2022, 570,661 shares remained available for issuance.

For the quarters ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $1.5 million and $2.2 million, respectively.

As of March 31, 2022, the Company had $0.6 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 year.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Quarter Ended
	March 31,
	2022	2021
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$2,196	$2,362
Advertising and marketing	3,711	5,082
Sales	12,071	21,167
Technology and development	18,087	26,726
General and administrative	24,371	30,963
Total stock-based compensation expense (1)	$60,436	$86,300
(1)	Excluding the amount capitalized related to internal software development projects.

Note 15. Income Taxes

The Company recorded income tax expense of $0.4 million for the quarter ended March 31, 2022.

For the quarter ended March 31, 2022, the Company recognized a reversal of $15.3 million of the net deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06, recorded entirely through the balance sheet.

The Company’s income tax expense for the quarter ended March 31, 2021 of $87.0 million primarily was related to additional valuation allowance recorded on excess stock compensation associated with the Livongo merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and in our other reports and United States (“U.S.”) Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. COVID-19 has increased utilization of our telehealth services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our customers, consisting of employers, health plans, hospitals and health systems, insurance, and financial services companies (collectively “Clients”), and members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with any related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs. Further, the economic effects of the COVID-19 pandemic have financially constrained some of our prospective and existing Clients’ healthcare spending, which may negatively impact our ability to acquire new Clients and our ability to renew subscriptions with or sell additional solutions to our existing Clients. We also may experience increased member attrition to the extent our existing Clients reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and any resulting economic impact may materially and adversely affect our business, results of operations, cash flows, and financial positions as well as our customers.

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

On October 30, 2020, we completed the merger with Livongo. The total final consideration was $13,876.9 million, consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by the Company and 60.2 million shares of Teladoc Health’s common stock valued at approximately $12,941.3 million on October 30, 2020. Livongo is a leading provider to empower people with chronic conditions to live better and healthier lives.

On July 1, 2020, we completed the acquisition of InTouch for aggregate consideration of $1,069.8 million, which was comprised of 4.6 million shares of our common stock valued at $903.3 million on July 1, 2020, and $166.5 million of net cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems.

Net Income

For the quarter ended March 31, 2022, we recorded a loss of $6,674.5 million or $41.58 per share. The quarter included a non-cash goodwill impairment charge of $6,600.0 million. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 7, Goodwill, to the Company’s condensed consolidated financial statements for more information.

For the quarter ended March 31, 2021, we recorded a loss of $199.6 million.

Refer to the condensed consolidated results of operations in the MD&A for other supplemental financial measures we use to assess our operating performance.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members and Revenue per Member. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee or access fees derived from our Direct-to-Consumer (“D2C”) members. Therefore, we believe that our ability to add new members, retain existing members, and increase the revenue generated from each member is a key indicator of our increasing market adoption, the growth of our business, and future revenue potential, and that increasing our membership and revenue per member is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. paid membership increased by 2.7 to 54.3 million at March 31, 2022, compared to the same period in 2021. Average U.S. revenue per member measures the average amount of access revenue that we generate from a U.S. paid member for a particular period. It is calculated by dividing the U.S. access revenue generated from our U.S. paid members, excluding certain non-member based access fees, by the total average number of U.S. paid members during the applicable period. For the first quarter of 2022, average U.S. revenue per member was $2.52 compared to $2.09 for the same period in 2021.

Number of Visits and Utilization. We also recognize revenue in connection with the completion of a general medical visit, expert medical service, and other specialty visits for contracts where the service is not part of access fees. Visit fee revenue is driven primarily by the number of Clients, the number of members in a Client’s population, member utilization of our provider network services and the contractually negotiated prices of our services. We believe that increasing our current member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 35%, or 1.2 million, to approximately 4.5 million for the quarter ended March 31, 2022 compared to the same period in 2021. Utilization measures the ratio of visits to total U.S. paid members. It is calculated by dividing visits during a particular period (excluding visit fee only visits) by U.S. paid members in the applicable period and annualizing the result. Utilization increased by 593 basis points to approximately 23.4% for the quarter ended March 31, 2022, compared to 17.5% in the same period in 2021.

Number of Platform-Enabled Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual care. Our Clients completed 1.2 million platform-enabled sessions during the quarter ended March 31, 2022, compared to 1.1 million during the same period in 2021.

Chronic Care Enrollment. Our chronic care programs are one of the key components of our whole person virtual care platform that we believe position us to drive greater engagement with our platforms and increased revenue. Chronic care enrollment measures the number of unique individuals enrolled in one or more of our chronic care programs. Chronic care enrollment increased by 12% to 0.7 million at March 31, 2022, compared to 0.7 million at March 31, 2021.

Seasonality. We have typically in the past seen the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. However, as our business has become more diversified across services, channels, and geographies, we see a growing diversification of Client start dates, resulting from growth in mental health offerings, health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock” included in the 2021 Form 10-K.

Critical Accounting Estimates and Policies

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K. In addition, the following updates our discussion of impairment testing therein as of March 31, 2022.

Goodwill Impairment Charge

As a result of sustained decreases in our publicly quoted share price and market capitalization continuing into 2022, we conducted additional testing of our goodwill, definite-lived intangibles and other long-lived assets as of March 31, 2022. As a result of this review, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but we recorded a $6.6 billion non-deductible, non-cash goodwill impairment charge (or $41.11 per basic and diluted share) for the quarter ended March 31, 2022.

Consistent with prior goodwill impairment testing, our March 31, 2022, testing reflected a 75%/25% allocation between the income and market approaches. We believe the 75% weighting to the income approach continues to be appropriate as it more directly reflects our future growth and profitability expectations. For our March 31, 2022 impairment testing, as compared to our December 1, 2021 testing, we reduced our estimated future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect our best estimates at this time. We also updated certain significant inputs into the valuation models including the discount rate which increased reflecting, in part, higher interest rates and market volatility, and we reduced our revenue market multiples, reflecting declining valuations across our selected peer group. Our updates to our discount rate, market multiples, and estimated future cash flows each had a significant impact to the estimated fair value of our reporting unit.

The following table indicates changes in the most significant inputs to our impairment analysis on each testing date since our last annual test.

Testing dates	Discount Rate	Peer Group Revenue Multiples (current year/subsequent year)	% Excess of Reporting Unit Fair Value over Carrying Value
December 1, 2021	10.5%	7.0x/5.5x	15.0%
March 31, 2022	12.0%	3.0x/2.5x	0% post impairment

Overall, in the event there are future adverse changes in our estimated future cash flows and/or changes in key assumptions, including but not limited to discount rate increases, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill, or impairment charges to other intangibles, and/or long-lived assets. Such non-cash charges would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. Following the March 2022 impairment there is no excess of reporting unit fair value over the carrying amount, so any further decrease in estimated fair value would result in an additional goodwill impairment charge.

In the period following March 31, 2022 there has been a further decline in our market capitalization, based on our publicly quoted share price. To the extent the decline is sustained, it would require further testing of our goodwill in our next reporting period and it may result in an additional goodwill impairment. Absent further changes to our estimated future cash flows, it may prompt updates to other key valuation inputs, including the discount rate and market multiples. Further reductions in estimated future cash flows could also result in an additional decline in estimated reporting unit value. As an illustration, if the estimated fair value of the reporting unit at March 31, 2022, decreased by 50%, it would result in a goodwill impairment charge of approximately $4.6 billion.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the quarters ended March 31, 2022 and 2021 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Quarter Ended March 31,		Year over Year Growth
	2022	2021	Variance	%
Revenue	$565,350	$453,675	$111,675	25%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	187,025	145,959	41,066	28%
Operating expenses:
Advertising and marketing	133,600	89,439	44,161	49%
Sales	58,329	64,793	(6,464)	(10)%
Technology and development	87,412	78,008	9,404	12%
General and administrative	104,923	105,172	(249)	0%
Acquisition, integration, and transformation costs	4,507	6,323	(1,816)	(29)%
Depreciation and amortization	58,933	48,659	10,274	21%
Goodwill impairment	6,600,000	0	6,600,000	N/M
Total expenses	7,234,729	538,353	6,696,376	N/M
Loss from operations	(6,669,379)	(84,678)	(6,584,701)	N/M
Loss on extinguishment of debt	0	11,459	(11,459)	(100)%
Other income, net	(724)	(5,652)	4,928	(87)%
Interest expense, net	5,480	22,125	(16,645)	(75)%
Net loss before taxes	(6,674,135)	(112,610)	(6,561,525)	N/M
Income tax expense	388	87,039	(86,651)	(100)%
Net loss	$(6,674,523)	$(199,649)	$(6,474,874)	N/M
Net loss per share, basic and diluted	$(41.58)	$(1.31)	$(40.27)	N/M

EBITDA (1)	$(10,446)	$(36,019)	$25,573	(71)%
Adjusted EBITDA (1)	$54,497	$56,604	$(2,107)	(4)%
(1)	Non-GAAP Financial Measures

N/M – not meaningful

The following is a reconciliation of net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for the quarters ended March 31, 2022 and 2021 (in thousands):

	Quarter Ended
	March 31,
	2022	2021
Net loss	$(6,674,523)	$(199,649)
Add:
Goodwill impairment	6,600,000	0
Loss on extinguishment of debt	0	11,459
Other income, net	(724)	(5,652)
Interest expense, net	5,480	22,125
Income tax expense	388	87,039
Depreciation and amortization	58,933	48,659
EBITDA	(10,446)	(36,019)
Stock-based compensation	60,436	86,300
Acquisition, integration, and transformation costs	4,507	6,323
Adjusted EBITDA	$54,497	$56,604

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with U.S. GAAP, we use earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and Adjusted EBITDA, which are non-U.S. GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

EBITDA consists of net loss before interest; other income, net, including foreign exchange gain or loss; taxes; depreciation and amortization; goodwill impairment; and loss on extinguishment of debt. Adjusted EBITDA consists of net loss before interest; other income, net, including foreign exchange gain or loss; taxes; depreciation and amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; and acquisition, integration and transformation costs.

We believe the above financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net loss before taxes, net loss, net loss per share or any other performance measures derived in accordance with U.S. GAAP.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect goodwill impairment;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense on our debt;

●	EBITDA and Adjusted EBITDA eliminate the impact of income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;

●	EBITDA and Adjusted EBITDA do not reflect other income, net;

●	Adjusted EBITDA does not reflect the significant acquisition, integration and transformation costs. Acquisition, integration and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities;

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

Condensed Consolidated Results of Operations

Revenue. Total revenue was $565.4 million for the quarter ended March 31, 2022, compared to $453.7 million during the quarter ended March 31, 2021, an increase of $111.7 million, or 25%. This increase in revenue was driven substantially by the generation of additional access fees by our membership base, most significantly from our D2C mental health service, BetterHelp. Revenue from access fees was $491.3 million for the quarter ended March 31, 2022 compared to $382.1 million for the quarter ended March 31, 2021, an increase of $109.2 million, or 29%. Visit fee revenue increased 12% to $67.9 million and other revenue was $6.1 million, down 45% primarily related to the completion of a long-term development services contract. U.S. revenue grew 24% to $491.2 million and International revenue grew 27% to $74.2 million. For the quarter ended March 31, 2022, 87%, 12% and 1% of our revenue was derived from access fees, visit fees and other revenue, respectively, as compared to 84%, 13% and 3%, respectively, for the quarter ended March 31, 2021.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue (exclusive of depreciation and amortization, which is shown separately below) was $187.0 million for the quarter ended March 31, 2022 compared to $146.0 million for the quarter ended March 31, 2021, an increase of $41.1 million, or 28%. The increase was primarily due to growth in visits associated with higher revenue which resulted in increased provider fees, as well as higher device-related costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $133.6 million for the quarter ended March 31, 2022 compared to $89.4 million for the quarter ended March 31, 2021, an increase of $44.2 million, or 49%. The increase was substantially driven by higher digital and media advertising costs from BetterHelp.

Sales Expenses. Sales expenses were $58.3 million for the quarter ended March 31, 2022 compared to $64.8 million for the quarter ended March 31, 2021, a decrease of $6.5 million, or 10%. The decrease was primarily driven by lower stock-based compensation, partially offset by higher sales and partner commissions due to higher results, as well as higher expense associated with conferences and events to support business activity.

Technology and Development Expenses. Technology and development expenses were $87.4 million for the quarter ended March 31, 2022 compared to $78.0 million for the quarter ended March 31, 2021, an increase of $9.4 million, or 12%. The increase primarily reflects additional personnel and staff augmentation costs; higher professional, recruiting and consulting fees; and higher infrastructure, hosting and software license costs. These increases were associated with ongoing projects and services to continuously improve and optimize our technology portfolio. Partially offsetting this increase was lower stock-based compensation. For the quarters ended March 31, 2022 and 2021, research and development costs were $54.7 million and $53.4 million, respectively.

Acquisition, Integration and Transformation Costs. Acquisition, integration and transformation costs were $4.5 million for the quarter ended March 31, 2022, and primarily consisted of integration and transformation costs to integrate and upgrade our CRM and ERP ecosystem. For the quarter ended March 31, 2021, acquisition, integration and transformation costs were $6.3 million and primarily consisted of acquisition related costs.

General and Administrative Expenses. General and administrative expenses were essentially flat at $104.9 million for the quarter ended March 31, 2022 compared to $105.2 million for the quarter ended March 31, 2021. Higher therapist recruiting costs, bank charges, legal fees, dues, subscriptions and licenses, and other corporate expenses were offset by lower stock-based compensation, insurance and bad debt expenses.

Depreciation and Amortization. Depreciation and amortization was $58.9 million for the quarter ended March 31, 2022 compared to $48.7 million for the quarter ended March 31, 2021, an increase of $10.3 million. The higher expense was primarily due to additional amortization expense related to the acceleration of the amortization of certain trademarks, and to a lesser extent, higher amortization associated with higher capitalized software development costs. As it relates to the acceleration of the useful lives for certain trademarks, this change related to the Company’s strategy to integrate and move certain consumer brands under the Teladoc Health brand. This acceleration of amortization resulted in decreasing the weighted average useful life of all trademarks at the date of the change from 9.5 years to 7.5 years. This change will increase annual amortization by approximately $23.0 million in 2022 and 2023.

Goodwill Impairment. The Company took a non-cash goodwill impairment charge of $6.6 billion in the quarter ended March 31, 2022, following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price. The non-cash charge had no impact on income taxes. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 7, Goodwill, to the Company’s condensed consolidated financial statements.

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the quarter ended March 31, 2022 compared to $11.5 million for the quarter ended March 31, 2021.

Other Income, Net. Other income, net was ($0.7) million for the quarter ended March 31, 2022 compared to ($5.7) million for the quarter ended March 31, 2021 and included foreign exchange remeasurements. In addition, the quarter ended March 31, 2021 included a $5.9 million unrealized gain on a non-marketable equity security.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with advances from financing companies, our convertible senior notes, interest income from cash and cash equivalents and short-term investments. Interest expense, net was $5.5 million and $22.1 million for the quarters ended March 31, 2022 and 2021, respectively. The decrease in interest expense substantially reflects the adoption of ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which resulted in the elimination of non-cash interest expense associated with the accretion of the recorded debt value to stated value. Refer to Note 11, Convertible Senior Notes, to the condensed consolidated financial statements. The associated non-cash expense was $14.6 million, or $0.10 per share, in the quarter ended March 31, 2021.

Income Tax Expense.   Income tax expense was $0.4 million for the quarter ended March 31, 2022 compared to $87.0 million expense for the quarter ended March 31, 2021. The expense in the prior year quarter largely reflected an increase in valuation allowances needed to reflect the Company’s ability to utilize future net operating losses, primarily associated with stock compensation benefits associated with the Livongo merger.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Quarter Ended
	March 31,
	2022	2021
Condensed Consolidated Statements of Cash Flows - Summary
Net cash used in operating activities	$(31,747)	$(18,026)
Net cash used in investing activities	(27,567)	(16,030)
Net cash provided by financing activities	2,816	22,175
Total	$(56,498)	$(11,881)

Our principal sources of liquidity were cash and cash equivalents, comprised substantially of deposit accounts and money market funds, totaling $836.4 million, including restricted cash of $3.8 million as of March 31, 2022. Additionally, we had short-term marketable securities of $2.5 million as of March 31, 2022.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure, and contractual obligation needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of telehealth, and our debt service obligations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition and results of operations.

Historically, we have financed our operations primarily through sales of equity securities, debt issuance, and bank borrowings. See Note 11, “Convertible Senior Notes” of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the Notes.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of March 31, 2022.

Cash Used in Operating Activities

For the three months ended March 31, 2022 cash flows used in operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $31.7 million for the three months ended March 31, 2022 compared to cash used in operating activities of $18.0 million for the three months ended March 31, 2021. The year-over-year higher outflow was primarily driven by an increase in accounts receivable and prepaid expenses, substantially related to software licenses and deferred device costs, and higher bonus and payroll tax payments.

Our primary uses of cash from operating activities are for the payment of cash compensation, provider fees, engagement marketing, D2C digital and media advertising, inventory, insurance, technology costs, interest expense and acquisition, integration, and transformation costs. Historically, our cash compensation is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Used in Investing Activities

Cash used in investing activities was $27.6 million for the three months ended March 31, 2022. Cash used in investing activities consisted of capital expenditures totaling $3.9 million and capitalized software development costs of $26.9 million.

Cash used in investing activities was $16.0 million for the three months ended March 31, 2021. Cash used in investing activities consisted of the acquisition of businesses of $55.9 million, investment in capital expenditures totaling

$2.1 million and capitalized software development costs of $11.1 million, partially offset by proceeds from short-term marketable securities of $50.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $2.8 million. Cash provided by financing activities primarily consisted of $3.6 million of proceeds from the exercise of employee stock options, $3.7 million of proceeds withheld from participants in the employee stock purchase plan, and $2.2 million of proceeds from advances from financing companies, partially offset by ($3.9) million from a net change in payments against advances from financing companies and other items of ($2.9) million.

Cash provided by financing activities for the three months ended March 31, 2021 was $22.2 million. Cash provided by financing activities primarily consisted of $11.9 million of proceeds from the exercise of employee stock options, $8.6 million of proceeds withheld from participants in the employee stock purchase plan, $4.8 million of proceeds from advances from financing companies, $1.2 million of timing associated with net cash proceeds for tax withholding for stock-based compensation and redemption of 2022 Notes, and $4.1 million from a net change in payments from customers against advances from financing companies.

Recently Adopted Accounting Standards

In August 2020, the financial accounting standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—"Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.

We adopted ASU 2020-06 as of January 1, 2022, under the modified retrospective transition method, and accordingly, our prior period financial statements were not restated. Upon adoption of ASU 2020-06, the conversion feature of our convertible senior notes is no longer reported as a component of equity. Instead, the previously-separated equity component is now combined with the liability component, thereby eliminating the amortization of the debt discount arising from the conversion option separation model. As such, we currently anticipate a reduction of approximately $58 million in non-cash interest to be recorded on our convertible senior notes for the year ended December 31, 2022, as compared to the year ended December 31, 2021. To reflect the adoption of ASU 2020-06, we recorded an increase to convertible senior notes of $306.3 million and decreases to additional paid-in capital, accumulated deficit and net deferred tax liabilities of $363.7 million, $72.7 million, and $15.3 million, respectively, as of January 1, 2022.

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

We operate our business primarily within the U.S. which accounts for approximately 87% of our revenues. We have not utilized hedging strategies with respect to our foreign exchange exposure as we believe it is not expected to have a material impact on our condensed consolidated financial statements.

Concentrations of Risk and Significant Clients

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash with financial institutions in the U.S. and in foreign countries, however, its deposits, at times, may exceed federally insured limits. The Company’s short-term investment balance as of March 31, 2022 and December 31, 2021 consisted primarily of a domestic certificate of deposit with an original maturity of one year.

No Client represented over 10% of revenues for the quarters ended March 31, 2022 or 2021.

No Client represented over 10% of accounts receivable at March 31, 2022 or December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 13, “Legal Matters”, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	5/31/17

3.2	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc, Inc.	8-K	001-37477	3.1	6/1/18

3.3	Second Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	8/10/18

3.4	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	10/30/20

3.5	Fifth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.1	2/19/21

10.1	Form of Performance Restricted Stock Unit Agreements under the Teladoc Health, Inc. 2015 Incentive Award Plan.					*

10.2	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Andrew Turitz, as amended by Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Andrew Turitz.	10-K	001-37477	10.34	2/26/20

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: May 2, 2022	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: May 2, 2022	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer