Form 10-Q
period 2022-06-30
Teladoc Health, Inc.
filed 2022-08-03
CIK 1477449

DeferredTaxAssetsDeferredIncome

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻	Non-accelerated filer	◻	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ⌧

As of July 27, 2022, the Registrant had 161,657,805 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2022

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$881,161	$893,480
Short-term investments	2,539	2,537
Accounts receivable, net of allowance of $15,095 and $12,384, respectively	205,434	168,956
Inventories	60,260	73,079
Prepaid expenses and other current assets	107,875	87,387
Total current assets	1,257,269	1,225,439
Property and equipment, net	27,403	27,234
Goodwill	4,858,196	14,504,174
Intangible assets, net	1,872,172	1,910,278
Operating lease - right-of-use assets	49,795	46,780
Other assets	37,940	20,703
Total assets	$8,102,775	$17,734,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$94,371	$47,257
Accrued expenses and other current liabilities	127,187	102,933
Accrued compensation	51,594	91,941
Deferred revenue-current	86,254	75,569
Advances from financing companies	12,073	13,313
Total current liabilities	371,479	331,013
Other liabilities	1,609	1,492
Operating lease liabilities, net of current portion	44,274	41,773
Deferred revenue, net of current portion	3,373	3,834
Advances from financing companies, net of current portion	7,855	9,291
Deferred taxes, net	55,926	75,777
Convertible senior notes, net	1,533,609	1,225,671
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 161,892,008 shares and 160,469,325 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	162	160
Additional paid-in capital	17,239,092	17,473,336
Accumulated deficit	(11,124,740)	(1,421,454)
Accumulated other comprehensive loss	(29,864)	(6,285)
Total stockholders’ equity	6,084,650	16,045,757
Total liabilities and stockholders’ equity	$8,102,775	$17,734,608

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$592,379	$503,139	$1,157,729	$956,814
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	182,470	160,273	369,495	306,232
Operating expenses:
Advertising and marketing	164,574	103,221	298,174	192,660
Sales	57,930	63,856	116,259	128,649
Technology and development	80,826	80,759	168,238	158,767
General and administrative	110,868	111,216	215,791	216,388
Acquisition, integration, and transformation costs	2,892	11,421	7,399	17,744
Depreciation and amortization	59,371	51,341	118,304	100,000
Goodwill impairment	3,030,000	0	9,630,000	0
Total expenses	3,688,931	582,087	10,923,660	1,120,440
Loss from operations	(3,096,552)	(78,948)	(9,765,931)	(163,626)
Loss on extinguishment of debt	0	31,419	0	42,878
Other expense (income), net	1,760	(217)	1,036	(5,869)
Interest expense, net	4,337	20,473	9,817	42,598
Net loss before provision for income taxes	(3,102,649)	(130,623)	(9,776,784)	(243,233)
Provision for income taxes	(1,188)	3,196	(800)	90,235
Net loss	(3,101,461)	(133,819)	(9,775,984)	(333,468)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment and other	(18,440)	7,265	(23,579)	(6,227)
Comprehensive loss	$(3,119,901)	$(126,554)	$(9,799,563)	$(339,695)

Net loss per share, basic and diluted	$(19.22)	$(0.86)	$(60.72)	$(2.16)

Weighted-average shares used to compute basic and diluted net loss per share	161,377,695	156,055,090	161,002,075	154,187,739

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of March 31, 2022	161,434,513	$161	$17,177,152	$(8,023,279)	$(11,424)	$9,142,610
Exercise of stock options	159,775	1	1,394	0	0	1,395
Issuance of common stock upon vesting of restricted stock units	149,018	0	(0)	0	0	(0)
Issuance of stock under employee stock purchase plan	148,609	0	4,225	0	0	4,225
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	56,316	0	0	56,316
Other comprehensive loss, net of tax	0	0	0	0	(18,440)	(18,440)
Net loss	0	0	0	(3,101,461)	0	(3,101,461)
Balance as of June 30, 2022	161,892,008	$162	$17,239,092	$(11,124,740)	$(29,864)	$6,084,650

Balance as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 2)	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	427,361	1	4,979	0	0	4,980
Issuance of common stock upon vesting of restricted stock units	846,620	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	148,609	0	4,225	0	0	4,225
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	120,279	0	0	120,279
Other comprehensive loss, net of tax	0	0	0	0	(23,579)	(23,579)
Net loss	0	0	0	(9,775,984)	0	(9,775,984)
Balance as of June 30, 2022	161,892,008	$162	$17,239,092	$(11,124,740)	$(29,864)	$6,084,650

Balance as of March 31, 2021	154,406,164	$154	$17,016,628	$(1,192,310)	$5,026	$15,829,498
Exercise of stock options	668,942	1	5,872	0	0	5,873
Issuance of common stock upon vesting of restricted stock units	278,206	0	(0)	0	0	(0)
Issuance of stock under employee stock purchase plan	82,088	0	10,539	0	0	10,539
Issuance of common stock for 2025 Notes	4,027,578	4	617,161	0	0	617,165
Equity portion of extinguishment of 2025 Notes	0	0	(421,167)	0	0	(421,167)
Stock-based compensation	0	0	85,716	0	0	85,716
Other comprehensive income, net of tax	0	0	0	0	7,265	7,265
Net loss	0	0	0	(133,819)	0	(133,819)
Balance as of June 30, 2021	159,462,978	$159	$17,314,749	$(1,326,129)	$12,291	$16,001,070

Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	1,907,054	2	17,779	0	0	17,781
Issuance of common stock upon vesting of restricted stock units	1,255,205	1	(1)	0	0	(0)
Issuance of stock under employee stock purchase plan	82,088	0	10,539	0	0	10,539
Issuance of common stock for 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(224,081)	0	0	(224,081)
Issuance of common stock for 2025 Notes	5,084,439	5	905,646	0	0	905,651
Equity portion of extinguishment of 2025 Notes	0	0	(658,428)	0	0	(658,428)
Recovery of excess common stock issued for acquisition	(205,280)	(0)	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	175,716	0	0	175,716
Other comprehensive loss, net of tax	0	0	0	0	(6,227)	(6,227)
Net loss	0	0	0	(333,468)	0	(333,468)
Balance as of June 30, 2021	159,462,978	$159	$17,314,749	$(1,326,129)	$12,291	$16,001,070

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(9,775,984)	$(333,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	9,630,000	0
Depreciation and amortization	118,304	100,000
Depreciation of rental equipment	1,486	1,663
Amortization of right-of-use assets	6,540	5,858
Provision for allowances	5,857	7,534
Stock-based compensation	111,436	169,270
Deferred income taxes	(2,528)	83,823
Accretion of interest	1,659	32,566
Loss on extinguishment of debt	0	39,782
Gain on sale of investment	0	(5,901)
Other, net	0	38
Changes in operating assets and liabilities:
Accounts receivable	(43,948)	(16,573)
Prepaid expenses and other current assets	(20,195)	(26,758)
Inventory	11,974	(2,234)
Other assets	(17,453)	1,919
Accounts payable	47,417	(4,741)
Accrued expenses and other current liabilities	20,712	5,380
Accrued compensation	(38,328)	(35,606)
Deferred revenue	10,823	17,205
Operating lease liabilities	(7,266)	(5,833)
Other liabilities	216	267
Net cash provided by operating activities	60,722	34,191
Investing activities:
Capital expenditures	(6,455)	(4,405)
Capitalized software	(69,213)	(21,508)
Proceeds from marketable securities	0	50,000
Proceeds from the sale of investment	0	10,901
Acquisitions of businesses, net of cash acquired	(0)	(56,336)
Other, net	3,264	3,150
Net cash used in investing activities	(72,404)	(18,198)
Financing activities:
Net proceeds from the exercise of stock options	4,980	17,781
Repurchase of 2022 Notes	(0)	(137)
Proceeds from advances from financing companies	5,113	7,924
Payment against advances from financing companies	(7,789)	(8,122)
Proceeds from employee stock purchase plan	1,972	11,031
Cash received for withholding taxes on stock-based compensation, net	54	5,159
Other, net	(2,848)	(98)
Net cash provided by financing activities	1,482	33,538
Net (decrease) increase in cash and cash equivalents	(10,200)	49,531
Foreign exchange difference	(2,119)	869
Cash and cash equivalents at beginning of the period	893,480	733,324
Cash and cash equivalents at end of the period	$881,161	$783,724

Income taxes paid	$564	$52

Interest paid	$8,673	$10,379

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2022 and 2021, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the condensed consolidated results of operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”), is party to several Services Agreements by and among it and the professional associations and professional corporations pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net income (loss) for the VIE were $59.3 million and ($0.5) million, and $56.5 million and ($0.1) million, for the quarters ended June 30, 2022 and 2021, respectively. Total revenue and net income (loss) for the VIE were $119.4 million and ($2.8) million, and $110.7 million and ($1.3) million, for the six months ended June 30, 2022 and 2021, respectively. The VIE’s total assets, all of which were current, were $18.8 million and $58.5 million at June 30, 2022 and December 31, 2021, respectively. The VIE’s total liabilities, all of which were current, were $57.7 million and $94.6 million at June 30, 2022 and December 31, 2021, respectively. The VIE’s total stockholders’ deficit was $38.9 million and $36.1 million at June 30, 2022 and December 31, 2021, respectively.

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

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain obligations assumed. Acquisition-related transaction costs incurred by the Company are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business and economic factors, and various other assumptions that the Company believes are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment evolves. The Company believes that estimates used in the preparation of these condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements.

Significant estimates and assumptions by management affect areas including the carrying value and useful life of long-lived assets (including intangible assets), the carrying value of goodwill, the capitalization and amortization of software development costs, deferred device and contract costs, sales and bad debt allowances, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingences, litigation and related legal accruals, the accounting for stock-based compensation awards, and other items as described in the Summary of Significant Accounting policies in this Quarterly Report and in the 2021 Form 10-K.

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

The Company adopted ASU 2020-06 as of January 1, 2022, under the modified retrospective transition method, and, accordingly, its prior period financial statements were not restated. Upon adoption of ASU 2020-06, the conversion feature of the Company’s convertible senior notes is no longer reported as a component of equity. Instead, the previously-separated equity component is now combined with the liability component, thereby eliminating the amortization of the debt discount arising from the conversion option separation model. As such, the Company currently anticipates a reduction of approximately $58 million in non-cash interest to be recorded on its convertible senior notes for the year ended December 31, 2022, as compared to the year ended December 31, 2021. To reflect the adoption of ASU 2020-06, the Company recorded an increase to convertible senior notes of $306.3 million and decreases to additional paid-in capital, accumulated deficit and net deferred tax liabilities of $363.7 million, $72.7 million and $15.3 million, respectively, as of January 1, 2022.

Recently Issued Accounting Standards

In June 2022, FASB issued ASU 2022-03— “Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” to clarify that an equity security subject to a contractual sale restriction does not take that restriction into consideration when measuring its fair value and to require specific disclosures related to such an equity security. ASU 2022-03 is effective for annual reporting periods, including interim periods, beginning after December 15, 2023, with early adoption permitted. The provisions of ASU 2022-03 are to be applied prospectively with any adjustments made to earnings on the date of adoption. The Company is currently evaluating what the impact of adopting ASU 2022-03 may have on its financial statements.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, consisting of employers, health plans, hospitals and health systems, insurance, and financial services companies (collectively “Clients”), as well as individual members, accessing its professional provider network, hosted virtual healthcare platform and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service and other specialty visits. In addition, other revenue is primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Access revenue accounted for 88% and 86% of the Company’s revenue for the quarters ended June 30, 2022 and 2021, respectively. Access revenue accounted for 87% and 85% of the Company’s revenue for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Access Fees Revenue
U.S.	$450,426	$371,591	$871,572	$699,144
International	68,304	59,474	138,495	114,027
Total	518,730	431,065	1,010,067	813,171

Visit Fee Revenue
U.S.	64,240	59,196	128,713	116,324
International	2,493	3,058	5,948	6,441
Total	66,733	62,254	134,661	122,765

Other
U.S.	6,720	9,363	12,301	20,034
International	196	457	700	844
Total	6,916	9,820	13,001	20,878

Total Revenues	$592,379	$503,139	$1,157,729	$956,814

During the fourth quarter of 2021, the Company refined its definition of international revenues to reflect all international revenues based on location of the customer. Previously, Direct-to-Consumer (“DTC”) activities were primarily reflected based on the location of operations. In addition, certain activities related to the Company’s international operations are now reflected in visit revenues versus access fee revenues. Prior period amounts have been recast to conform with current presentation.

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

For certain services, payment is required for future months before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $89.6 million at June 30, 2022 and $72.8 million at June 30, 2021. The net increase of $10.2 million and $18.0 million in the deferred revenue balance for the six months ended June 30, 2022 and 2021, respectively, was primarily driven by InTouch and Livongo as well as BetterHelp, the Company’s DTC mental health product, and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the quarters ended June 30, 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $58.0 million and $46.6 million, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $60.2 million and $45.5 million, respectively.

The Company expects to recognize $72.6 million and $13.1 million of revenue in the remainder of 2022 and 2023, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of Prepaid expenses and other current assets or Other assets, depending on term, and consisted of the following as of June 30, 2022 (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Deferred device and contract costs, current	$30,013	$22,304
Deferred device and contract costs, noncurrent	9,071	6,249
Total deferred device and contract costs	$39,084	$28,553

Deferred costs and other activity were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2021	$28,553
Additions	29,161
Cost of revenue recognized	(18,630)
Ending balance as of June 30, 2022	$39,084

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Raw materials and purchased parts	$16,952	$26,164
Work in process	484	313
Finished goods	42,824	46,602
Total inventories	$60,260	$73,079

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Prepaid expenses	$48,947	$38,255
Deferred device and contract costs, current	30,013	22,304
Other receivables	21,906	21,168
Other current assets	7,009	5,660
Total prepaid expenses and other current assets	$107,875	$87,387

Note 6. Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
					Remaining
	Useful		Accumulated	Net Carrying	Useful Life
	Life	Gross Value	Amortization	Value	(Years)
June 30, 2022
Client relationships	2 to 20 years	$1,457,623	$(245,112)	$1,212,511	14.1
Trademarks	2 to 15 years	325,082	(71,717)	253,365	7.2
Software	3 to 5 years	206,845	(53,185)	153,660	2.8
Technology	5 to 7 years	343,215	(90,579)	252,636	5.0
Intangible assets, net		$2,332,765	$(460,593)	$1,872,172	11.0
December 31, 2021
Client relationships	2 to 20 years	$1,465,926	$(199,866)	$1,266,060	14.5
Trademarks	3 to 15 years	326,392	(45,555)	280,837	9.5
Software	3 to 5 years	126,188	(40,767)	85,421	2.7
Technology	5 to 7 years	343,262	(65,302)	277,960	5.6
Intangible assets, net		$2,261,768	$(351,490)	$1,910,278	12.0

Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $56.7 million and $49.1 million for the quarters ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $113.3 million and $95.7 million for the six months ended June 30, 2022 and 2021, respectively.

In January 2022, the Company embarked upon a two-year migration strategy that integrates and moves selected consumer brands under Teladoc Health, which will serve as the primary business-to-business-to-consumer brand that meets all consumer healthcare needs. The evolution of brand names resulted in the weighted average life of the trademarks decreasing from 9.5 years to 7.5 years as of January 1, 2022, and an acceleration of amortization expense being expensed over 2022 and 2023. This change resulted in additional amortization expense of $5.8 million (or $0.04 per basic and diluted share) and $11.6 million (or $0.07 per basic and diluted share) for the quarter and six months ended June 30, 2022, respectively.

Refer to Note 7 to the condensed consolidated financial statements for the results of impairment testing of the Company’s intangible assets, including goodwill.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Beginning balance as of December 31, 2021 and 2020, respectively	$14,504,174	$14,581,255
Impairment	(9,630,000)	0
Additions associated with acquisitions	0	64,269
Purchase consideration adjustments net of deferred tax impacts	0	(122,306)
Currency translation adjustment	(15,978)	(19,044)
Ending balance as of June 30, 2022 and December 31, 2021	$4,858,196	$14,504,174

The Company has experienced a pair of triggering events in 2022 due to sustained decreases in the Company’s share price, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles, first as of March 31, 2022, and again as of June 30, 2022.

Both impairment assessments in 2022 reflected a 75%/25% allocation between the income and market approaches. The Company believes the 75% weighting to the income approach continues to be appropriate as it more directly reflects the Company’s future growth and profitability expectations. The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date since its last annual test.

Testing dates	Discount Rate	Peer Group Revenue Multiples (current year/subsequent year)	% Excess of Reporting Unit Fair Value over Carrying Value
December 1, 2021	10.5%	7.0x/5.5x	15.0%
March 31, 2022	12.0%	3.5x/3.0x	0% post impairment
June 30, 2022	16.0%	2.0x/1.8x	0% post impairment

In March 2022, the Company updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in a higher discount rate, and selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $6.6 billion non-deductible goodwill impairment charge (or $41.11 per basic and diluted share) for the quarter ended March 31, 2022.

As of June 30, 2022, the Company updated valuation assumptions. The discount rate was increased for a company risk premium to reflect the current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, but resulted in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.78 per basic and diluted share). For the six months ended June 30, 2022, a $9.6 billion non-deductible goodwill impairment charge (or $59.81 per basic and diluted share) was recognized.

In the event there are further adverse changes in the Company’s projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, the Company may be required to record additional non-cash impairment charges to its goodwill, other intangibles, and/or long-lived assets. Such non-cash charges could have a material adverse effect on the Company’s condensed consolidated statement of operations and balance sheet in the reporting period of the charge. Following the June 2022 impairment, there is no excess of reporting unit fair value over the carrying amount, so any further decrease in estimated fair value would result in an additional impairment charge. The assessment is most sensitive to broader market conditions, including the discount rate and market multiples, and to the Company’s estimated future cash flows.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Professional fees	$12,029	$7,124
Consulting fees/provider fees	15,258	19,010
Client performance guarantees	4,277	3,034
Interest payable	1,479	1,480
Income tax payable	3,745	3,098
Insurance	7,037	3,884
Marketing	4,378	2,958
Operating lease liabilities – current	12,983	12,687
Franchise and sales taxes	8,963	9,965
Device replacement cost	5,925	6,263
Accrued rebates	8,585	4,619
Staff augmentation	8,450	1,858
Other	34,078	26,953
Total	$127,187	$102,933

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

The Company’s short-term investments held as of June 30, 2022 and 2021 consisted primarily of a certificate of deposit held at a financial institution. The amortized cost of these investments, which are classified as Level 2, approximated their fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2022
	Level 1	Level 2	Total
Cash and cash equivalents	$881,161	$0	$881,161
Short-term investments	$0	$2,539	$2,539

	December 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents	$893,480	$0	$893,480
Short-term investments	$0	$2,537	$2,537

There were no transfers between fair value measurement levels during any of the periods presented.

Note 10. Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than 1 year to 10 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the arrangement covering the right to use property, plant or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

Operating Leases

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. As of June 30, 2022, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of June 30,
Operating Leases:	2022
Remainder of 2022	$8,221
2023	16,106
2024	10,925
2025	8,596
2026	7,074
2027 and thereafter	18,109
Total future minimum payments	$69,031

The Company rents certain information systems to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from 2 to 5 years.

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of June 30, 2022, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company has agreed to guarantee Livongo’s obligations (the “Livongo Notes;” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275.0 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.

The following table presents certain terms of the Notes that were outstanding as of June 30, 2022:

	2027 Notes	2025 Notes	Livongo Notes
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of June 30, 2022 (in millions) (1)	$732.5	$0.4	$462.6
Fair Value as of December 31, 2021 (in millions) (1)	$940.0	$1.3	$605.0
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of June 30, 2022	4.1258	18.6621	13.94
Remaining Contractual Life as of June 30, 2022	4.9 years	2.9 years	2.9 years
(1)	The Notes are classified as Level 2 within the fair value hierarchy, as defined in Note 9.

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

The net carrying values of the Notes consisted of the following (in thousands):

	As of June 30,	As of December 31,
2027 Notes	2022	2021
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(17,107)	(250,846)
Net carrying amount	982,893	749,154

2025 Notes
Principal	725	730
Less: Debt discount, net (1)	(9)	(166)
Net carrying amount	716	564

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	0	(74,047)
Net carrying amount	550,000	475,953

Total net carrying amount	$1,533,609	$1,225,671

(1)	Included in the accompanying condensed consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
2027 Notes:	2022	2021	2022	2021
Contractual interest expense	$3,125	$3,125	$6,250	$6,250
Amortization of debt discount	833	9,163	1,664	18,222
Total	$3,958	$12,288	$7,914	$24,472
Effective interest rate	1.6%	3.4%	1.6%	3.4%

	Quarters Ended		Six Months Ended
	June 30,		June 30,
2025 Notes:	2022	2021	2022	2021
Contractual interest expense	$2	$255	$5	$1,068
Amortization of debt discount	1	1,778	2	4,498
Total	$3	$2,033	$7	$5,566
Effective interest rate	1.8%	7.8%	1.8%	7.8%

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Livongo Notes:	2022	2021	2022	2021
Contractual interest expense	$1,203	$1,203	$2,406	$2,406
Amortization of debt discount	0	4,796	0	9,530
Total	$1,203	$5,999	$2,406	$11,936
Effective interest rate	0.9%	5.2%	0.9%	5.2%

Exchanges and Conversions of Convertible Senior Notes Due 2025

In June 2021, the Company entered into privately negotiated agreements with certain holders of the 2025 Notes to exchange approximately $206.4 million aggregate principal amount of 2025 Notes for an aggregate of approximately 3.9 million shares of the Company’s common stock in private placement transactions pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). In addition, certain holders of the 2025 Notes converted their 2025 Notes in exchange for 1.2 million shares of the Company’s common stock during the six months ended June 30, 2021. As a result of the exchanges and conversions, the Company recorded a charge associated with the loss on extinguishment of debt, net of transaction fees of $31.4 million and $39.5 million during the quarter and six months ended June 30, 2021, respectively.

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

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying condensed consolidated balance sheets. Interest rates applicable to the outstanding advances as of June 30, 2022 ranged from 3.35% to 8.50%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of June 30, 2022 by year as follows (in thousands):

As of June 30,
2022
Remainder of 2022	$6,856
2023	9,081
2024	3,682
2025	309
Total	$19,928

Note 13. Legal Matters

From time to time, Teladoc Health is involved in various litigation matters arising in the normal course of business, including the matters described below. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages, or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. As of the date of these financial statements, Teladoc Health’s management does not expect any litigation matter to have a material adverse impact on its business, financial condition, results of operations, or cash flows.

On May 14, 2018, a purported class action complaint (Thomas v. Best Doctors, Inc.) was filed in the United States District Court for the District of Massachusetts against the Company’s wholly owned subsidiary, Best Doctors, Inc. The complaint alleges that on or about May 16, 2017, Best Doctors violated the U.S. Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited facsimiles to plaintiff and certain other recipients without the recipients’ prior express invitation or permission. The lawsuit seeks statutory damages for each violation, subject to trebling under the TCPA, and injunctive relief. On May 27, 2022, the Court entered an order preliminarily approving the terms of a tentative settlement reached by the parties and conditionally certified the settlement class. The Company will continue to vigorously defend the lawsuit and any potential loss is currently deemed to be immaterial.

On August 27, 2021, a purported securities class action complaint (City of Hialeah Employees’ Retirement System v. Teladoc Health, Inc., et.al.) was filed in the Circuit Court of Cook County, Illinois against the Company and certain of the Company’s current and former officers and directors. The complaint was brought on behalf of a purported class consisting of all persons who acquired shares of Teladoc Health common stock issued in the Livongo merger. The complaint asserted violations of Sections 11, 12(a)(2) and 15 of the Securities Act based on allegedly false or misleading statements and omissions with respect to the registration statement and prospectus filed in connection with the Livongo merger. The complaint sought certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees, rescission or a rescissory measure of damages and equitable or other relief. On January 18, 2022, the case was voluntarily dismissed without prejudice in the Circuit Court of Cook County, Illinois and on January 26, 2022, was refiled in the Supreme Court of the State of New York. The refiled case includes substantially the same allegations. The Company believes that these claims are without merit, and the Company and its named current and former officers and directors intend to defend the Company vigorously, including filing a motion to dismiss the complaint.

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. The Company believes that these claims are without merit, and the Company and its named officers intend to defend the Company vigorously.

Note 14. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. The Company had 15,311,401 shares available for grant at June 30, 2022.

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

Stock Options

Options issued under the Plans are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2021	3,426,978	$22.88	5.32	$242,569
Stock option grants	1,389,672	$34.36	N/A
Stock options exercised	(427,361)	$11.65	N/A	$(19,557)
Stock options forfeited	(27,219)	$52.13	N/A
Balance at June 30, 2022	4,362,070	$27.47	6.43	$44,902
Vested or expected to vest at June 30, 2022	4,362,070	$27.47	6.43	$44,902
Exercisable at June 30, 2022	2,893,202	$21.30	4.70	$44,110

The total grant-date fair value of stock options granted during the quarters ended June 30, 2022 and 2021 were $23.0 million and $2.4 million, respectively. The total grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 were $24.6 million and $2.8 million, respectively.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company recognizes forfeitures as they occur.

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

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future and, therefore, it used an expected dividend yield of zero.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2022	2021
Volatility	56.69% - 65.57%	57.02% - 58.1%
Expected term (in years)	4.1	4.1
Risk-free interest rate	1.13% - 2.89%	0.31% - 0.65%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$$17.72	$$81.88

For the quarters ended June 30, 2022 and 2021, the Company recorded compensation expense related to stock options of $4.9 million and $27.4 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to stock options of $15.6 million and $55.6 million, respectively.

As of June 30, 2022, the Company had $27.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant.

RSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2021	2,133,501	$168.43
Granted	5,106,274	$53.79
Vested and issued	(647,554)	$150.67
Forfeited	(467,136)	$135.95
Balance at June 30, 2022	6,125,085	$77.42
Vested and unissued at June 30, 2022	23,878	$92.15
Non-vested at June 30, 2022	6,101,207	$77.36

The total grant-date fair value of RSUs granted during the quarters ended June 30, 2022 and 2021 was $92.8 million and $13.9 million, respectively. The total grant-date fair value of RSUs granted during the six months ended June 30, 2022 and 2021 was $274.7 million and $101.9 million, respectively.

For the quarters ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $49.7 million and $51.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $94.2 million and $102.2 million, respectively.

As of June 30, 2022, the Company had $411.0 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Performance Stock Units

Stock-based compensation costs associated with the Company’s performance stock units (“PSUs”) are initially determined using the fair market value of the Company’s common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from 1 to 3 years. Stock-based compensation costs associated with these PSUs are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally range from 25% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards. Forfeitures are accounted for at the time they occur consistent with Company policy.

PSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2021	356,249	$140.01
Granted	471,659	$74.16
Vested and issued	(199,066)	$109.37
Forfeited	(19,444)	$97.20
Balance at June 30, 2022	609,398	$103.06
Vested and unissued at June 30, 2022	0	$0.00
Non-vested at June 30, 2022	609,398	$103.06

The total grant-date fair value of PSUs granted during the quarter ended June 30, 2022 and 2021 was $4.9 million and $0.0 million, respectively, as no PSUs were granted during the quarter ended June 30, 2021. The total grant-date fair value of PSUs granted during the six months ended June 30, 2022 and 2021 was $35.0 million and $67.9 million, respectively.

For the quarters ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to PSUs of $2.1 million and $5.9 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to PSUs of $9.4 million and $13.1 million, respectively.

As of June 30, 2022, the Company had $12.3 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. A total of 1,019,726 shares of common stock were reserved for issuance under this plan as of June 30, 2022. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarters ended June 30, 2022 and 2021, the Company issued 148,609 shares and 82,088 shares, respectively, under the ESPP. As of June 30, 2022, 422,052 shares remained available for issuance.

For the quarters ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of ($0.4) million and $1.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $1.1 million and $3.3 million, respectively.

As of June 30, 2022, the Company had $1.3 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 year.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$2,123	$1,786	$4,319	$4,148
Advertising and marketing	3,198	4,815	6,909	9,897
Sales	10,709	18,953	22,781	40,120
Technology and development	15,785	27,699	33,872	54,425
General and administrative	19,185	29,717	43,555	60,680
Total stock-based compensation expense (1)	$51,000	$82,970	$111,436	$169,270
(1)	Excludes the amount capitalized related to internal software development projects.

Note 15. Provision for Income Taxes

The Company’s provision for income taxes were benefits of $1.2 million and $0.8 million for the quarter and six months ended June 30, 2022, respectively.

The Company recorded income tax expenses for the quarter and the six months ended June 30, 2021 of $3.2 million and $90.2 million, respectively, primarily related to the additional valuation allowance recorded on excess stock compensation associated with the Livongo merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties, and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and in our other reports and United States (“U.S.”) Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in whole person virtual care focused on forging a new healthcare experience with better convenience, outcomes, and value around the world.

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

Net Income

For the quarter ended June 30, 2022, we recorded a loss of $3,101.5 million or $19.22 per share. For the six months ended June 30, 2022, we recorded a loss of $9,776.0 million or $60.72 per share. The quarter and six months ended June 30, 2022 included a non-cash goodwill impairment charge of $3,030.0 million and $9,630.0 million, respectively. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 7, Goodwill, to our condensed consolidated financial statements for more information.

For the quarter and six months ended June 30, 2021, we recorded a loss of $133.8 million and $333.5 million, respectively.

Refer to the condensed consolidated results of operations in the MD&A for other supplemental financial measures we use to assess our operating performance.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members and Revenue per Member. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee or access fees derived from our Direct-to-Consumer

(“DTC”) members. Therefore, we believe that our ability to add new members, retain existing members, and increase the revenue generated from each member is a key indicator of our increasing market adoption, the growth of our business, and future revenue potential, and that increasing our membership and revenue per member is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. paid membership increased by 4.6 million to 56.6 million at June 30, 2022, compared to June 30, 2021. Average U.S. revenue per member measures the average amount of access revenue that we generate from a U.S. paid member for a particular period. It is calculated by dividing the U.S. access revenue generated from our U.S. paid members, excluding certain non-member based access fees, by the total average number of U.S. paid members during the applicable period. For the second quarter of 2022, average U.S. revenue per member was $2.60 compared to $2.31 for the same period in 2021. For the six months ended June 30, 2022, average U.S. revenue per member was $2.56 compared to $2.20 for the same period in 2021.

Number of Visits and Utilization. We also recognize revenue in connection with the completion of a general medical visit, expert medical service, and other specialty visits for contracts where the service is not part of access fees. Visit fee revenue is driven primarily by the number of Clients, the number of members in a Client’s population, member utilization of our provider network services, and the contractually negotiated prices of our services. We believe that increasing our current member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 28%, or 1.0 million, to approximately 4.7 million for the quarter ended June 30, 2022 compared to the same period in 2021. Visits increased by 31%, or 2.2 million, to approximately 9.2 million for the six months ended June 30, 2022 compared to the same period in 2021. Utilization measures the ratio of visits to total U.S. paid members. It is calculated by dividing visits during a particular period (excluding visit fee only visits) by U.S. paid members in the applicable period and annualizing the result. Utilization increased by 492 basis points to approximately 24.0% for the quarter ended June 30, 2022, compared to 19.1% in the same period in 2021. Utilization increased by 542 basis points to approximately 23.7% for the six months ended June 30, 2022, compared to 18.3% in the same period in 2021.

Number of Platform-Enabled Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual care. Our Clients completed 1.0 million and 2.2 million platform-enabled sessions during the quarter and six months ended June 30, 2022, respectively, compared to 1.0 million and 2.1 million during the quarter and six months ended June 30, 2021, respectively.

Chronic Care Enrollment. Our chronic care programs are one of the key components of our whole person virtual care platform that we believe position us to drive greater engagement with our platforms and increased revenue. Chronic care enrollment measures the number of unique individuals enrolled in one or more of our chronic care programs. Chronic care enrollment increased by 13% to 0.8 million at June 30, 2022, compared to 0.7 million at June 30, 2021.

Seasonality. In the past, we have typically seen the strongest increases in consecutive quarterly revenue during the fourth and first quarters of each year, which coincides with traditional annual benefit enrollment seasons. However, as our business has become more diversified across services, channels, and geographies, we see a growing diversification of Client start dates, resulting from growth in mental health offerings, health plan expansions, cross sales of new services, international growth, and mid-market employer growth, all of which are not constrained by a calendar year start. See “Risk Factors—Risks Related to Our Business—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock” included in the 2021 Form 10-K.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K. In addition, the following updates our discussion of impairment testing therein as of June 30, 2022.

Goodwill Impairment Charge

We have experienced a pair of triggering events in 2022 due to sustained decreases in our share price, prompting impairment assessments of goodwill and long-lived assets, including definite-lived intangibles, first as of March 31, 2022, and again as of June 30, 2022.

Both impairment assessments in 2022 reflected a 75%/25% allocation between the income and market approaches. We believe the 75% weighting to the income approach continues to be appropriate as it more directly reflects our future growth and profitability expectations. The table below indicates changes in the most significant inputs to our impairment analysis on each testing date since our last annual test.

Testing dates	Discount Rate	Peer Group Revenue Multiples (current year/subsequent year)	% Excess of Reporting Unit Fair Value over Carrying Value
December 1, 2021	10.5%	7.0x/5.5x	15.0%
March 31, 2022	12.0%	3.5x/3.0x	0% post impairment
June 30, 2022	16.0%	2.0x/1.8x	0% post impairment

In March 2022, we updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in a higher discount rate, and selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but we recorded a $6.6 billion non-deductible goodwill impairment charge (or $41.11 per basic and diluted share) for the quarter ended March 31, 2022.

As of June 30, 2022, we updated valuation assumptions. The discount rate was increased for a company risk premium to reflect the current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, but resulted in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.78 per basic and diluted share). For the six months ended June 30, 2022, a $9.6 billion non-deductible goodwill impairment charge (or $59.81 per basic and diluted share) was recognized.

In the event there are further adverse changes in our projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill, other intangibles, and/or long-lived assets. Such non-cash charges could have a material adverse effect on our condensed consolidated statement of operations and balance sheet in the reporting period of the charge. Following the June 2022 impairment, there is no excess of reporting unit fair value over the carrying amount, so any further decrease in estimated fair value would result in an additional impairment charge. The assessment is most sensitive to broader market conditions, including the discount rate and market multiples, and to our estimated future cash flows.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the quarters and the six months ended June 30, 2022 and 2021 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Quarter Ended June 30,				Six Months Ended June 30,
	2022	2021			2022	2021
	$	$	Variance	%	$	$	Variance	%
Revenue	$592,379	$503,139	$89,240	18%	$1,157,729	$956,814	$200,915	21%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	182,470	160,273	22,197	14%	369,495	306,232	63,263	21%
Operating expenses:
Advertising and marketing	164,574	103,221	61,353	59%	298,174	192,660	105,514	55%
Sales	57,930	63,856	(5,926)	(9)%	116,259	128,649	(12,390)	(10)%
Technology and development	80,826	80,759	67	0%	168,238	158,767	9,471	6%
General and administrative	110,868	111,216	(348)	(0)%	215,791	216,388	(597)	(0)%
Acquisition, integration, and transformation costs	2,892	11,421	(8,529)	(75)%	7,399	17,744	(10,345)	(58)%
Depreciation and amortization	59,371	51,341	8,030	16%	118,304	100,000	18,304	18%
Goodwill impairment	3,030,000	0	3,030,000	N/M	9,630,000	0	9,630,000	N/M
Total expenses	3,688,931	582,087	3,106,844	N/M	10,923,660	1,120,440	9,803,220	N/M
Loss from operations	(3,096,552)	(78,948)	(3,017,604)	N/M	(9,765,931)	(163,626)	(9,602,305)	N/M
Loss on extinguishment of debt	0	31,419	(31,419)	(100)%	0	42,878	(42,878)	(100)%
Other expense (income), net	1,760	(217)	1,977	N/M	1,036	(5,869)	6,905	(118)%
Interest expense, net	4,337	20,473	(16,136)	(79)%	9,817	42,598	(32,781)	(77)%
Net loss before provision for income taxes	(3,102,649)	(130,623)	(2,972,026)	N/M	(9,776,784)	(243,233)	(9,533,551)	N/M
Provision for income taxes	(1,188)	3,196	(4,384)	N/M	(800)	90,235	(91,035)	N/M
Net loss	$(3,101,461)	$(133,819)	$(2,967,642)	N/M	$(9,775,984)	$(333,468)	$(9,442,516)	N/M
Net loss per share, basic and diluted	$(19.22)	$(0.86)	$(18.36)	N/M	$(60.72)	$(2.16)	$(58.56)	N/M

EBITDA (1)	$(7,181)	$(27,607)	$20,426	(74)%	$(17,627)	$(63,626)	$45,999	(72)%
Adjusted EBITDA (1)	$46,711	$66,784	$(20,073)	(30)%	$101,208	$123,388	$(22,180)	(18)%
(1)	Non-GAAP Financial Measures

N/M – not meaningful

The following is a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the quarters and six months ended June 30, 2022 and 2021 (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(3,101,461)	$(133,819)	$(9,775,984)	$(333,468)
Add:
Goodwill impairment	3,030,000	0	9,630,000	0
Loss on extinguishment of debt	0	31,419	0	42,878
Other expense (income), net	1,760	(217)	1,036	(5,869)
Interest expense, net	4,337	20,473	9,817	42,598
Provision for income taxes	(1,188)	3,196	(800)	90,235
Depreciation and amortization	59,371	51,341	118,304	100,000
EBITDA	(7,181)	(27,607)	(17,627)	(63,626)
Stock-based compensation	51,000	82,970	111,436	169,270
Acquisition, integration, and transformation costs	2,892	11,421	7,399	17,744
Adjusted EBITDA	$46,711	$66,784	$101,208	$123,388

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with GAAP, we use earnings before interest, provision for income taxes, depreciation, and amortization (“EBITDA”) and Adjusted EBITDA, which are non- GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

EBITDA consists of net loss before interest; other expense (income), net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; and loss on extinguishment of debt. Adjusted EBITDA consists of net loss before interest; other expense (income), net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; and acquisition, integration and transformation costs.

We believe the above financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net loss before provision for income taxes, net loss, net loss per share or any other performance measures derived in accordance with GAAP.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect goodwill impairment;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense on our debt;

●	EBITDA and Adjusted EBITDA eliminate the impact of the provision for income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;

●	EBITDA and Adjusted EBITDA do not reflect other expense (income), net;

●	Adjusted EBITDA does not reflect the significant acquisition, integration, and transformation costs. Acquisition, integration and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction

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

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

●	other companies in our industry may calculate EBITDA, and Adjusted EBITDA differently than we do, limiting the usefulness of these measures as comparative measures.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include net loss, net loss per share and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Condensed Consolidated Results of Operations

Revenue. Total revenue was $592.4 million for the quarter ended June 30, 2022, compared to $503.1 million during the quarter ended June 30, 2021, an increase of $89.2 million, or 18%. This increase in revenue was driven substantially by the generation of additional access fees by our membership base, most significantly from our DTC mental health service, BetterHelp. Revenue from access fees was $518.7 million for the quarter ended June 30, 2022 compared to $431.1 million for the quarter ended June 30, 2021, an increase of $87.6 million, or 20%. Visit fee revenue increased 7% to $66.7 million and other revenue was $6.9 million, down 30% primarily related to the completion of a long-term development services contract. U.S. revenue grew 18% to $521.4 million and International revenue grew 13% to $71.0 million. For the quarter ended June 30, 2022, 88%, 11% and 1% of our revenue was derived from access fees, visit fees and other revenue, respectively, as compared to 86%, 12% and 2%, respectively, for the quarter ended June 30, 2021.

Total revenue was $1,157.7 million for the six months ended June 30, 2022, compared to $956.8 million during the six months ended June 30, 2021, an increase of $200.9 million, or 21%. This increase in revenue was driven substantially by the generation of additional access fees by our membership base, most significantly from our DTC mental health service, BetterHelp. Revenue from access fees was $1,010.1 million for the six months ended June 30, 2022 compared to $813.2 million for the six months ended June 30, 2021, an increase of $196.9 million, or 24%. Visit fee revenue increased 10% to $134.7 million and other revenue was $13.0 million, down 38% primarily related to the completion of a long-term development services contract. U.S. revenue grew 21% to $1,012.6 million and International revenue grew 20% to $145.1 million. For the six months ended June 30, 2022, 87%, 12% and 1% of our revenue was derived from access fees, visit fees and other revenue, respectively, as compared to 85%, 13% and 2%, respectively, for the six months ended June 30, 2021.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue (exclusive of depreciation and amortization, which is shown separately below) was $182.5 million for the quarter ended June 30, 2022 compared to $160.3 million for the quarter ended June 30, 2021, an increase of $22.2 million, or 14%. Cost of revenue increased by $63.3 million, or 21% on a year-to-date basis. The increases for both the quarter and year-to-date periods were primarily due to growth in visits associated with higher revenue which resulted in increased provider fees, as well as higher device-related costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $164.6 million for the quarter ended June 30, 2022 compared to $103.2 million for the quarter ended June 30, 2021, an increase of $61.4 million, or 59%. On a year-to-date basis, advertising and marketing expenses increased by $105.5 million, or 55%. The increases for both the quarter and year-to-date periods were substantially driven by higher digital and media advertising costs from BetterHelp.

Sales Expenses. Sales expenses were $57.9 million for the quarter ended June 30, 2022 compared to $63.9 million for the quarter ended June 30, 2021, a decrease of $5.9 million, or 9%. On a year-to-date basis, sales expenses decreased by $12.4 million, or 10%. The decrease for both the quarter and year-to-date periods were primarily driven by lower stock-based compensation, partially offset by higher sales and partner commissions due to higher results, as well as higher expense associated with conferences and events.

Technology and Development Expenses. Technology and development expenses were $80.8 million for both the quarters ended June 30, 2022 and 2021. The quarter reflects higher personnel and staff augmentation costs and higher infrastructure, hosting and software license costs offset by lower stock-based compensation. On a year-to-date basis, technology and development expenses increased by $9.5 million, or 6%. The increase on a year-to-date basis primarily reflects additional personnel and staff augmentation costs; higher professional, recruiting and consulting fees; and higher infrastructure, hosting and software license costs. These increases were associated with ongoing projects and services to continuously improve and optimize our technology portfolio. Partially offsetting this increase was lower stock-based compensation. For the quarters ended June 30, 2022 and 2021, research and development costs, which excludes amounts reflected as capitalized software, were $23.0 million and $53.4 million, respectively. For the six months ended June 30, 2022 and 2021, research and development costs were $49.7 million and $106.8 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million to $110.9 million for the quarter ended June 30, 2022 compared to $111.2 million for the quarter ended June 30, 2021. On a year-to-date basis, general and administrative expenses decreased by $0.6 million. For both the quarter and year-to-date periods, lower stock-based compensation, bad debt expenses and other taxes were primarily offset by higher personnel expenses, therapist recruiting costs, bank charges, legal fees and reserves, and other corporate expenses.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $2.9 million and $7.4 million for the quarter and six months ended June 30, 2022, respectively, and primarily consisted of costs to integrate and upgrade our CRM and ERP ecosystem. For the quarter and six months ended June 30, 2021, acquisition, integration, and transformation costs were $11.4 million and $17.7 million, respectively, and primarily consisted of acquisition and integration related costs.

Depreciation and Amortization. Depreciation and amortization was $59.4 million for the quarter ended June 30, 2022 compared to $51.3 million for the quarter ended June 30, 2021, an increase of 16%. Depreciation and amortization was $118.3 million for the six months ended June 30, 2022 compared to $100.0 million for the six months ended June 30, 2021, an increase of $18.3 million. The higher expense was primarily due to additional amortization expense related to the acceleration of the amortization of certain trademarks, and to a lesser extent, higher amortization associated with higher capitalized software development costs. As it relates to the acceleration of the useful lives for certain trademarks, this change related to our strategy to integrate and move certain consumer brands under the Teladoc Health brand. This acceleration of amortization resulted in decreasing the weighted average useful life of all trademarks at the date of the change from 9.5 years to 7.5 years. This change will increase annual amortization by approximately $23.2 million in 2022 and 2023.

Goodwill Impairment. We recorded non-cash goodwill impairment charges of $3,030.0 million and $9,630.0 million in the quarter and six months ended June 30, 2022, respectively, following goodwill impairment testings performed as a result of sustained decreases in our publicly quoted share price. The non-cash charges had no impact on the provision for income taxes. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 7, Goodwill, to our condensed consolidated financial statements.

Loss on Extinguishment of Debt. Loss on extinguishment of debt were $31.4 million and $42.9 million for the quarter and six months ended June 30, 2021, respectively. They were primarily due to the exchanges and conversions of the 2025 Notes.

Other Expense (Income), Net. Other expense (income), net was an expense of $1.8 million for the quarter ended June 30, 2022 compared to an income of ($0.2) million for the quarter ended June 30, 2021 and included foreign exchange remeasurements. Other expense (income), net was $1.0 million for the six months ended June 30, 2022 compared to ($5.9) million for the six months ended June 30, 2021. The difference was primarily due to a $5.9 million gain on sale of a non-marketable equity security.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with advances from financing companies, our convertible senior notes, and interest income from cash and cash equivalents and short-term investments. Interest expense, net was $4.3 million and $20.5 million for the quarters ended June 30, 2022 and 2021, respectively. Interest expense, net was $9.8 million and $42.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense substantially reflects the adoption of ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which resulted in the elimination of non-cash interest expense associated with the accretion of the recorded debt value to stated value. Refer to Note 11, Convertible Senior Notes, to the condensed consolidated financial statements. The associated non-cash expense was $14.7 million, or $0.09 per share, for the quarter ended June 30, 2021 and $30.3 million, or $0.20 per share, for the six months ended June 30, 2021.

Provision for Income Taxes.   We recorded an income tax benefit of $1.2 million for the quarter ended June 30, 2022 compared to an expense of $3.2 million for the quarter ended June 30, 2021. We recorded an income tax benefit of $0.8 million for the six months ended June 30, 2022 compared to an expense of $90.2 million for the six months ended June 30, 2021. For the six months ended June 30, 2021, we recognized a non-cash income tax expense, substantially reflecting the discrete charge for additional valuation allowance on excess stock compensation benefits associated with the Livongo merger.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows - Summary
Net cash provided by operating activities	$60,722	$34,191
Net cash used in investing activities	(72,404)	(18,198)
Net cash provided by financing activities	1,482	33,538
Total	$(10,200)	$49,531

Our principal sources of liquidity were cash and cash equivalents, comprised substantially of deposit accounts and money market funds, totaling $881.2 million as of June 30, 2022. Additionally, we had short-term marketable securities of $2.5 million as of June 30, 2022.

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

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of June 30, 2022.

Cash Provided by Operating Activities

For the six months ended June 30, 2022 cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $60.7 million for the six months ended June 30, 2022 compared to $34.2 million for the six months ended June 30, 2021. The year-over-year higher inflow was primarily driven by higher revenues and a change in the timing of payments.

Our primary uses of cash from operating activities are for the payment of cash compensation, provider fees, engagement marketing, DTC digital and media advertising, inventory, insurance, technology costs, interest expense and acquisition, integration, and transformation costs. Historically, our cash compensation is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Used in Investing Activities

Cash used in investing activities was $72.4 million for the six months ended June 30, 2022, driven primarily by payments for capitalized software development costs associated with ongoing projects and services to continuously improve and optimize our technology portfolio.

Cash used in investing activities was $18.2 million for the six months ended June 30, 2021, primarily driven by cash paid for the acquisition of businesses and capitalized software development costs, partially offset by proceeds from sale of short-term marketable securities and sale of an investment.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $1.5 million, primarily consisting of the proceeds from the exercise of employee stock options, proceeds withheld from participants in the employee stock purchase plan, and proceeds from advances from financing companies, partially offset by a net change in payments against advances from financing companies.

Cash provided by financing activities for the six months ended June 30, 2021 was $33.5 million. Cash provided by financing activities primarily consisted of the proceeds from the exercise of employee stock options, proceeds withheld from participants in the employee stock purchase plan, and proceeds from advances from financing companies, partially offset by a net change in payments against advances from financing companies.

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

We operate our business primarily within the U.S. which accounts for approximately 88% of our revenues. We have not utilized hedging strategies with respect to our foreign exchange exposure as we believe it is not expected to have a material impact on our condensed consolidated financial statements.

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We deposit our cash with financial institutions in the U.S. and in foreign countries, however, our deposits, at times, may exceed federally insured limits. Our cash equivalents are invested in institutional money market funds and our short-term investment consisted primarily of a domestic certificate of deposit with an original maturity of one year.

No Client represented over 10% of revenues for the quarters or six months ended June 30, 2022 or 2021.

No Client represented over 10% of accounts receivable at June 30, 2022 or December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Sixth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.2	6/2/22

10.1	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: August 3, 2022	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: August 3, 2022	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer