Form 10-Q
period 2022-09-30
Teladoc Health, Inc.
filed 2022-11-02
CIK 1477449

DeferredTaxAssetsDeferredIncome

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 27, 2022, the Registrant had 161,927,087 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2022

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$899,631	$893,480
Short-term investments	0	2,537
Accounts receivable, net of allowance of $15,311 and $12,384, respectively	201,701	168,956
Inventories	59,344	73,079
Prepaid expenses and other current assets	126,912	87,387
Total current assets	1,287,588	1,225,439
Property and equipment, net	27,270	27,234
Goodwill	4,846,001	14,504,174
Intangible assets, net	1,854,263	1,910,278
Operating lease - right-of-use assets	45,187	46,780
Other assets	43,656	20,703
Total assets	$8,103,965	$17,734,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$70,783	$47,257
Accrued expenses and other current liabilities	177,111	102,933
Accrued compensation	63,211	91,941
Deferred revenue-current	90,210	75,569
Advances from financing companies	10,086	13,313
Total current liabilities	411,401	331,013
Other liabilities	1,632	1,492
Operating lease liabilities, net of current portion	41,080	41,773
Deferred revenue, net of current portion	3,146	3,834
Advances from financing companies, net of current portion	7,855	9,291
Deferred taxes, net	51,742	75,777
Convertible senior notes, net	1,534,448	1,225,671
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 162,195,790 shares and 160,469,325 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	162	160
Additional paid-in capital	17,299,981	17,473,336
Accumulated deficit	(11,198,216)	(1,421,454)
Accumulated other comprehensive loss	(49,266)	(6,285)
Total stockholders’ equity	6,052,661	16,045,757
Total liabilities and stockholders’ equity	$8,103,965	$17,734,608

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$611,402	$521,658	$1,769,131	$1,478,472
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	185,619	169,041	555,114	475,273
Operating expenses:
Advertising and marketing	178,920	111,078	477,094	303,738
Sales	54,634	62,602	170,893	191,251
Technology and development	87,815	80,250	256,053	239,017
General and administrative	112,542	103,016	328,333	319,404
Acquisition, integration, and transformation costs	1,594	4,340	8,993	22,084
Depreciation and amortization	62,008	51,907	180,312	151,907
Goodwill impairment	0	0	9,630,000	0
Total expenses	683,132	582,234	11,606,792	1,702,674
Loss from operations	(71,730)	(60,576)	(9,837,661)	(224,202)
Loss on extinguishment of debt	0	850	0	43,728
Other expense (income), net	1,571	376	2,607	(5,493)
Interest expense, net	1,346	18,895	11,163	61,493
Net loss before provision for income taxes	(74,647)	(80,697)	(9,851,431)	(323,930)
Provision for income taxes	(1,171)	3,643	(1,971)	93,878
Net loss	(73,476)	(84,340)	(9,849,460)	(417,808)
Other comprehensive loss, net of tax:
Currency translation adjustment and other	(19,402)	(13,423)	(42,981)	(19,650)
Comprehensive loss	$(92,878)	$(97,763)	$(9,892,441)	$(437,458)

Net loss per share, basic and diluted	$(0.45)	$(0.53)	$(61.09)	$(2.68)

Weighted-average shares used to compute basic and diluted net loss per share	161,727,962	159,435,165	161,217,033	155,926,680

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of June 30, 2022	161,892,008	$162	$17,239,092	$(11,124,740)	$(29,864)	$6,084,650
Exercise of stock options	125,039	0	666	0	0	666
Issuance of common stock upon vesting of restricted stock units	178,743	0	0	0	0	0
Stock-based compensation	0	0	60,223	0	0	60,223
Other comprehensive loss, net of tax	0	0	0	0	(19,402)	(19,402)
Net loss	0	0	0	(73,476)	0	(73,476)
Balance as of September 30, 2022	162,195,790	$162	$17,299,981	$(11,198,216)	$(49,266)	$6,052,661

Balance as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 2)	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	552,400	1	5,645	0	0	5,646
Issuance of common stock upon vesting of restricted stock units	1,025,363	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	148,609	0	4,225	0	0	4,225
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	180,502	0	0	180,502
Other comprehensive loss, net of tax	0	0	0	0	(42,981)	(42,981)
Net loss	0	0	0	(9,849,460)	0	(9,849,460)
Balance as of September 30, 2022	162,195,790	$162	$17,299,981	$(11,198,216)	$(49,266)	$6,052,661

Balance as of June 30, 2021	159,462,978	$159	$17,314,749	$(1,326,129)	$12,291	$16,001,070
Exercise of stock options	216,882	1	5,174	0	0	5,175
Issuance of common stock upon vesting of restricted stock units	235,674	0	0	0	0	0
Issuance of common stock for 2025 Notes	98,217	0	14,868	0	0	14,868
Equity portion of extinguishment of 2025 Notes	0	0	(10,079)	0	0	(10,079)
Stock-based compensation	0	0	74,311	0	0	74,311
Other comprehensive loss, net of tax	0	0	0	0	(13,423)	(13,423)
Net loss	0	0	0	(84,340)	0	(84,340)
Balance as of September 30, 2021	160,013,751	$160	$17,399,023	$(1,410,469)	$(1,132)	$15,987,582

Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	2,123,935	3	22,953	0	0	22,956
Issuance of common stock upon vesting of restricted stock units	1,490,879	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	82,088	0	10,539	0	0	10,539
Issuance of common stock for 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(224,081)	0	0	(224,081)
Issuance of common stock for 2025 Notes	5,182,656	5	920,514	0	0	920,519
Equity portion of extinguishment of 2025 Notes	0	0	(668,507)	0	0	(668,507)
Recovery of excess common stock issued for acquisition	(205,279)	0	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	250,027	0	0	250,027
Other comprehensive loss, net of tax	0	0	0	0	(19,650)	(19,650)
Net loss	0	0	0	(417,808)	0	(417,808)
Balance as of September 30, 2021	160,013,751	$160	$17,399,023	$(1,410,469)	$(1,132)	$15,987,582

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(9,849,460)	$(417,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	9,630,000	0
Depreciation and amortization	180,312	151,907
Depreciation of rental equipment	2,185	2,500
Amortization of right-of-use assets	9,266	8,185
Provision for allowances	8,867	11,353
Stock-based compensation	167,098	240,971
Deferred income taxes	(5,942)	91,414
Accretion of interest	2,496	46,843
Loss on extinguishment of debt	0	40,631
Gain on sale of investment	0	(5,901)
Other, net	3,677	38
Changes in operating assets and liabilities:
Accounts receivable	(45,267)	(19,407)
Prepaid expenses and other current assets	(39,177)	(34,566)
Inventory	13,709	(2,661)
Other assets	(22,854)	(3,432)
Accounts payable	24,067	(11,115)
Accrued expenses and other current liabilities	70,046	15,880
Accrued compensation	(32,028)	(17,352)
Deferred revenue	12,311	20,002
Operating lease liabilities	(8,111)	(8,202)
Other liabilities	2,548	1,502
Net cash provided by operating activities	123,743	110,782
Investing activities:
Capital expenditures	(10,285)	(5,611)
Capitalized software	(108,588)	(35,402)
Proceeds from marketable securities	2,507	50,000
Proceeds from the sale of investment	0	10,901
Acquisitions of businesses, net of cash acquired	0	(75,944)
Other, net	2,514	3,150
Net cash used in investing activities	(113,852)	(52,906)
Financing activities:
Net proceeds from the exercise of stock options	5,646	22,956
Repurchase of 2022 Notes	0	(139)
Proceeds from advances from financing companies	6,807	10,677
Payment against advances from financing companies	(11,470)	(12,053)
Proceeds from employee stock purchase plan	3,386	13,996
Cash received for withholding taxes on stock-based compensation, net	594	3,109
Other, net	(2,847)	(4,224)
Net cash provided by financing activities	2,116	34,322
Net increase in cash and cash equivalents	12,007	92,198
Foreign exchange difference	(5,856)	(1,694)
Cash and cash equivalents at beginning of the period	893,480	733,324
Cash and cash equivalents at end of the period	$899,631	$823,828

Income taxes paid	$901	$3,114

Interest paid	$8,688	$10,380

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the condensed consolidated results of operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”), is party to a Services Agreement by and among it and the professional associations and professional corporations pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

The Company holds a variable interest in the THMG Association, which contracts with physicians and other health professionals in order to provide services to the Company. The THMG Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the THMG Association and funds and absorbs all losses of the VIE and appropriately consolidates the THMG Association.

Total revenue and net income (loss) for the VIE were $57.5 million and ($1.1) million, and $58.8 million and $1.0 million, for the quarters ended September 30, 2022 and 2021, respectively. Total revenue and net income (loss) for the VIE were $176.9 million and ($3.9) million, and $169.6 million and ($0.2) million, for the nine months ended September 30, 2022 and 2021, respectively. The VIE’s total assets, all of which were current, were $51.0 million and $58.5 million at September 30, 2022 and December 31, 2021, respectively. The VIE’s total liabilities, all of which were current, were $91.0 million and $94.6 million at September 30, 2022 and December 31, 2021, respectively. The VIE’s total stockholders’ deficit was $40.0 million and $36.1 million at September 30, 2022 and December 31, 2021, respectively.

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

Recently Adopted Accounting Standards

In August 2020, the financial accounting standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.

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

Recently Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” to clarify that an equity security subject to a contractual sale restriction does not take that restriction into consideration when measuring its fair value and to require specific disclosures related to such an equity security. ASU 2022-03 is effective for annual reporting periods, including interim periods, beginning after December 15, 2023, with early adoption permitted. The provisions of ASU 2022-03 are to be applied prospectively with any adjustments made to earnings on the date of adoption. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50) – Disclosure of Supplier Finance Program Obligations,” to provide guidance on disclosure requirements for supplier finance programs and improve information transparency by requiring the disclosure of key terms of the program, amounts outstanding that remain unpaid, a description of where those amounts are presented in the balance sheet, and a rollforward of any outstanding obligations. ASU 2022-04 is effective for annual reporting periods, including interim periods therein, beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating what the impact of adopting ASU 2022-04 may have on its financial statements.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, consisting of employers, health plans, hospitals and health systems, insurance companies, and financial services companies (collectively “Clients”), as well as individual members, accessing its professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits. In addition, other revenue is primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Access revenue accounted for 88% and 86% of the Company’s revenue for the quarters ended September 30,

2022 and 2021, respectively. Access revenue accounted for 88% and 85% of the Company’s revenue for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Access Fees Revenue
U.S.	$465,692	$386,181	$1,337,264	$1,085,325
International	74,387	62,737	212,882	176,764
Total	540,079	448,918	1,550,146	1,262,089

Visit Fee Revenue
U.S.	62,766	59,863	191,479	176,187
International	2,800	2,690	8,748	9,131
Total	65,566	62,553	200,227	185,318

Other
U.S.	5,555	9,583	17,856	29,617
International	202	604	902	1,448
Total	5,757	10,187	18,758	31,065

Total Revenues	$611,402	$521,658	$1,769,131	$1,478,472

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

For certain services, payment is required for future months before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $93.4 million at September 30, 2022 and $76.9 million at September 30, 2021. The net increase of $14.0 million and $21.8 million in the deferred revenue balance for the nine months ended September 30, 2022 and 2021, respectively, was primarily driven by BetterHelp, the Company’s DTC mental health product, InTouch, and Livongo, and cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenue recognized that were included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the quarters ended September 30, 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $59.5 million and $47.2 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $68.2 million and $48.5 million, respectively.

The Company expects to recognize $64.5 million and $23.8 million of revenue in the remainder of 2022 and 2023, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of Prepaid expenses and other current assets or Other assets, depending on term, and consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Deferred device and contract costs, current	$30,762	$22,304
Deferred device and contract costs, noncurrent	$9,488	$6,249
Total deferred device and contract costs	$40,250	$28,553

Deferred costs and other activity were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2021	$28,553
Additions	$41,109
Cost of revenue recognized	$(29,412)
Ending balance as of September 30, 2022	$40,250

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Raw materials and purchased parts	$27,565	$28,540
Work in process	1,187	597
Finished goods	36,803	49,146
Inventory reserve	(6,211)	(5,204)
Total inventories	$59,344	$73,079

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Prepaid expenses	$59,141	$38,255
Deferred device and contract costs, current	30,762	22,304
Other receivables	24,468	21,168
Other current assets	12,541	5,660
Total prepaid expenses and other current assets	$126,912	$87,387

Note 6. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consist of the following (in thousands):

					Weighted
					Average
					Remaining
	Useful		Accumulated	Net Carrying	Useful Life
	Life	Gross Value	Amortization	Value	(Years)
September 30, 2022
Client relationships	2 to 20 years	$1,451,374	$(267,063)	$1,184,311	13.9
Trademarks	2 to 15 years	324,098	(84,385)	239,713	7.1
Software	3 to 5 years	252,095	(61,709)	190,386	2.9
Technology	5 to 7 years	343,025	(103,172)	239,853	4.8
Intangible assets, net		$2,370,592	$(516,329)	$1,854,263	10.7
December 31, 2021
Client relationships	2 to 20 years	$1,465,926	$(199,866)	$1,266,060	14.5
Trademarks	3 to 15 years	326,392	(45,555)	280,837	9.5
Software	3 to 5 years	126,188	(40,767)	85,421	2.7
Technology	5 to 7 years	343,262	(65,302)	277,960	5.6
Intangible assets, net		$2,261,768	$(351,490)	$1,910,278	12.0

Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $58.2 million and $49.6 million for the quarters ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $171.5 million and $145.3 million for the nine months ended September 30, 2022 and 2021, respectively.

In January 2022, the Company embarked upon a two-year migration strategy that integrates and moves selected consumer brands under Teladoc Health, which will serve as the primary business-to-business-to-consumer brand that meets all consumer healthcare needs. The evolution of brand names resulted in the weighted average life of the trademarks decreasing from 9.5 years to 7.5 years as of January 1, 2022, and an acceleration of amortization expense being expensed over 2022 and 2023. This change resulted in additional amortization expense of $5.8 million (or $0.04 per basic and diluted share) and $17.4 million (or $0.11 per basic and diluted share) for the quarter and nine months ended September 30, 2022, respectively.

Refer to Note 7 to the condensed consolidated financial statements for the results of impairment testing of the Company’s intangible assets, including goodwill.

Net cloud computing costs are recorded in other assets within the Company’s balance sheet. As of September 30, 2022 and December 31, 2021, those costs were $21.8 million and $2.6 million, respectively. The associated expense for cloud computing costs, which are recorded in general and administration expense, was $0.6 million and less than $0.1 million for the quarter ended September 30, 2022 and 2021, respectively. The associated expense for cloud computing costs was $1.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Beginning balance as of December 31, 2021 and 2020, respectively	$14,504,174	$14,581,255
Impairment	(9,630,000)	0
Additions associated with acquisitions	0	64,269
Purchase consideration adjustments net of deferred tax impacts	0	(122,306)
Currency translation adjustment	(28,173)	(19,044)
Ending balance as of September 30, 2022 and December 31, 2021	$4,846,001	$14,504,174

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

In March 2022, the Company updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in a higher discount rate, and selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $6.6 billion non-deductible goodwill impairment charge (or $41.11 per basic and diluted share) for the quarter ended March 31, 2022. The non-cash charges had no impact on the provision for income taxes.

As of June 30, 2022, the Company updated valuation assumptions. The discount rate was increased for a company risk premium to reflect the current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, but resulted in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.78 per basic and diluted share). For the nine months ended September 30, 2022, a $9.6 billion non-deductible goodwill impairment charge (or $59.73 per basic and diluted share) was recognized. The non-cash charges had no impact on the provision for income taxes.

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

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Professional fees	$13,424	$7,124
Consulting fees/provider fees	17,243	19,010
Client performance guarantees	4,896	3,034
Interest payable	5,810	1,480
Income tax payable	4,511	3,098
Insurance	8,568	3,884
Marketing	39,075	2,958
Operating lease liabilities – current	12,864	12,687
Franchise and sales taxes	11,454	9,965
Device replacement cost	5,925	6,263
Accrued rebates	12,581	4,619
Staff augmentation	7,582	1,858
Other	33,178	26,953
Total	$177,111	$102,933

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

The Company’s short-term investments held as of December 31, 2021 consisted primarily of a certificate of deposit held at a financial institution. The amortized cost of these investments, which are classified as Level 2, approximated their fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2022
	Level 1	Level 2	Total
Cash and cash equivalents	$899,631	$0	$899,631

	December 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents	$893,480	$0	$893,480
Short-term investments	$0	$2,537	$2,537

There were no transfers between fair value measurement levels during any of the periods presented.

Note 10. Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than 1 year to 10 years, with options to extend the lease term from 1 to 6 years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

Operating Leases

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of September 30,
Operating Leases:	2022
Remainder of 2022	$4,339
2023	15,979
2024	10,856
2025	8,295
2026	7,224
2027 and thereafter	17,695
Total future minimum payments	64,388
Less: imputed interest	(10,444)
Present value of lease liabilities	$53,944

Accrued expenses and other current liabilities	$12,864
Operating lease liabilities, net of current portion	$41,080

The Company rents certain information systems to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from 2 to 5 years.

The Company recorded lease abandonment and exit costs of $3.7 million for both the quarter and nine months ended September 30, 2022, which primarily consisted of lease impairments and related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of September 30, 2022.

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of September 30, 2022, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company has agreed to guarantee Livongo’s obligations (the “Livongo Notes;” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275.0 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.

The following table presents certain terms of the Notes that were outstanding as of September 30, 2022:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of September 30, 2022 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of September 30, 2022 (in millions) (1)	$731.3	$0.3	$458.7
Fair Value as of December 31, 2021 (in millions) (1)	$940.0	$1.3	$605.0
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of September 30, 2022	4.1258	18.6621	13.94
Remaining Contractual Life as of September 30, 2022	4.7 years	2.6 years	2.7 years
(1)	The Notes are classified as Level 2 within the fair value hierarchy, as defined in Note 9.

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

The 2027 Notes and the 2025 Notes are convertible into shares of the Company’s common stock at the applicable conversion rate shown in the table above. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 consecutive trading day observation period.

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

The net carrying values of the Notes consisted of the following (in thousands):

	As of September 30,	As of December 31,
2027 Notes	2022	2021
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(16,269)	(250,846)
Net carrying amount	983,731	749,154

2025 Notes
Principal	725	730
Less: Debt discount, net (1)	(8)	(166)
Net carrying amount	717	564

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	0	(74,047)
Net carrying amount	550,000	475,953

Total net carrying amount	$1,534,448	$1,225,671

(1)	Included in the accompanying condensed consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
2027 Notes:	2022	2021	2022	2021
Contractual interest expense	$3,125	$3,125	$9,375	$9,375
Amortization of debt discount	838	9,370	2,502	27,592
Total	$3,963	$12,495	$11,877	$36,967
Effective interest rate	1.6%	3.4%	1.6%	3.4%

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
2025 Notes:	2022	2021	2022	2021
Contractual interest expense	$2	$10	$7	$1,080
Amortization of debt discount	1	48	2	4,546
Total	$3	$58	$9	$5,626
Effective interest rate	1.8%	4.7%	1.8%	4.7%

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Livongo Notes:	2022	2021	2022	2021
Contractual interest expense	$1,203	$1,203	$3,609	$3,609
Amortization of debt discount	0	4,858	0	14,389
Total	$1,203	$6,061	$3,609	$17,998
Effective interest rate	0.9%	5.2%	0.9%	5.2%

Exchanges and Conversions of Convertible Senior Notes Due 2025

In June 2021, the Company entered into privately negotiated agreements with certain holders of the 2025 Notes to exchange approximately $206.4 million aggregate principal amount of 2025 Notes for an aggregate of approximately 3.9 million shares of the Company’s common stock in private placement transactions pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). In addition, certain holders of the 2025 Notes converted their 2025 Notes in exchange for 1.2 million shares of the Company’s common stock during the nine months ended September 30, 2021. As a result of the exchanges and conversions, the Company recorded a charge associated with the loss on extinguishment of debt, net of transaction fees, of $31.4 million and $39.5 million during the quarter and nine months ended September 30, 2021, respectively.

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

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying condensed consolidated balance sheets. Interest rates applicable to the outstanding advances as of September 30, 2022 ranged from 3.35% to 8.50%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of September 30, 2022 by year as follows (in thousands):

As of September 30,
2022
Remainder of 2022	$3,375
2023	9,708
2024	4,290
2025	568
Total	$17,941

Note 13. Legal Matters

From time to time, Teladoc Health is involved in various litigation matters arising in the normal course of business, including the matters described below. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions, and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages, or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. As of the date of these financial statements, Teladoc Health’s management does not expect any litigation matter to have a material adverse impact on its business, financial condition, results of operations, or cash flows.

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

On August 27, 2021, a purported securities class action complaint (City of Hialeah Employees’ Retirement System v. Teladoc Health, Inc., et.al.) was filed in the Circuit Court of Cook County, Illinois against the Company and certain of the Company’s current and former officers and directors. The complaint was brought on behalf of a purported class consisting of all persons who acquired shares of Teladoc Health common stock issued in the Livongo merger. The complaint asserted violations of Sections 11, 12(a)(2) and 15 of the Securities Act based on allegedly false or misleading statements and omissions with respect to the registration statement and prospectus filed in connection with the Livongo merger. The complaint sought certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees, rescission or a rescissory measure of damages and equitable or other relief. On January 18, 2022, the case was voluntarily dismissed without prejudice in the Circuit Court of Cook County, Illinois and on January 26, 2022, was refiled in the Supreme Court of the State of New York. The refiled case includes substantially the same allegations. The Company believes that these claims are without merit, and the Company and its named current and former officers and directors intend to defend the lawsuit vigorously, including through the filing of a motion to dismiss the complaint on April 8, 2022.

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et. al.) was filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et.al.) was filed in the United States

District Court for the Eastern District of New York. The claims and parties in De Schutter were substantially similar to those in Schneider. The De Schutter case was transferred on consent to the Southern District court, and the Schneider and De Schutter actions have now been consolidated under the caption In re Teladoc Health, Inc. Securities Litigation. On August 23, 2022, the court appointed Leadersel Innotech ESG as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. The lead plaintiff filed an amended complaint on September 30, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 24, 2021 to July 27, 2022. The Company believes that these claims are without merit, and the Company and its named officers intend to defend the lawsuit vigorously.

On August 9, 2022, a verified shareholder derivative complaint (Vaughn v. Teladoc Health, Inc., et.al.) was filed in the United States District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s officers and directors. The complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with factual assertions similar to those in the purported securities class action complaints described above. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On September 6, 2022, a duplicative verified stockholder derivative complaint (Hendry v. Teladoc Health, Inc., et. al) was filed in the United States District Court for the Southern District of New York. The claims and parties in Hendry were substantially similar to those in Vaughn.

Note 14. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. The Company had 15,095,263 shares available for grant at September 30, 2022.

All stock-based awards to employees are measured based on the grant-date fair value, or replacement grant date fair value in relation to the Livongo transaction, and are generally recognized on a straight line basis in the Company’s condensed consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each restricted stock unit (“RSU”)).

Stock Options

Options issued under the Plans are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2021	3,426,978	$22.88	5.32	$242,569
Stock option grants	1,407,809	$34.33	N/A
Stock options exercised	(552,400)	$10.22	N/A	$(23,208)
Stock options forfeited	(69,761)	$57.38	N/A
Balance at September 30, 2022	4,212,626	$27.81	6.25	$23,805
Vested or expected to vest at September 30, 2022	4,212,626	$27.81	6.25	$23,805
Exercisable at September 30, 2022	2,770,160	$22.06	4.50	$23,805

The total grant-date fair value of stock options granted during the quarters ended September 30, 2022 and 2021 were $0.3 million and $3.0 million, respectively. The total grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 were $24.9 million and $5.8 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2022	2021
Volatility	56.69% - 67.95%	56.52% - 58.14%
Expected term (in years)	4.1	4.1
Risk-free interest rate	1.13% - 3.46%	0.31% - 0.70%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$$17.72	$$72.46

For the quarters ended September 30, 2022 and 2021, the Company recorded compensation expense related to stock options of $2.4 million and $23.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to stock options of $18.0 million and $77.1 million, respectively.

As of September 30, 2022, the Company had $25.1 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant.

RSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2021	2,133,501	$168.43
Granted	5,649,470	$51.94
Vested and issued	(826,297)	$155.01
Forfeited	(814,313)	$112.22
Balance at September 30, 2022	6,142,361	$70.72
Vested and unissued at September 30, 2022	23,878	$92.15
Non-vested at September 30, 2022	6,118,483	$70.77

The total grant-date fair value of RSUs granted during the quarters ended September 30, 2022 and 2021 was $18.8 million and $23.1 million, respectively. The total grant-date fair value of RSUs granted during the nine months ended September 30, 2022 and 2021 was $293.5 million and $125.0 million, respectively.

For the quarters ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $53.7 million and $42.8 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $147.8 million and $142.6 million, respectively.

As of September 30, 2022, the Company had $351.8 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

PSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2021	356,249	$140.01
Granted	471,659	$74.16
Vested and issued	(199,066)	$109.37
Forfeited	(27,530)	$90.44
Balance at September 30, 2022	601,312	$103.44
Vested and unissued at September 30, 2022	0	$0.00
Non-vested at September 30, 2022	601,312	$103.44

The total grant-date fair value of PSUs granted during the quarter ended September 30, 2022 and 2021 was $0.0 million and $2.5 million, respectively. The total grant-date fair value of PSUs granted during the nine months ended September 30, 2022 and 2021 was $35.0 million and $70.4 million, respectively.

For the quarters ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to PSUs of $3.1 million and $4.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to PSUs of $12.5 million and $16.7 million, respectively.

As of September 30, 2022, the Company had $8.8 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. A total of 1,019,726 shares of common stock were reserved for issuance under this plan as of September 30, 2022. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarters ended September 30, 2022 and 2021, the Company did not issue any shares under the ESPP. During the nine months ended September 30, 2022 and 2021, the Company issued 148,609 shares and 82,088 shares, respectively, under the ESPP. As of September 30, 2022, 422,022 shares remained available for issuance.

For the quarters ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $0.9 million and $1.4 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the ESPP of $2.0 million and $4.6 million, respectively.

As of September 30, 2022, the Company had $0.4 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 year.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$675	$2,162	$4,994	$6,310
Advertising and marketing	3,614	5,244	10,523	15,141
Sales	11,064	17,518	33,845	57,638
Technology and development	17,660	22,910	51,532	77,335
General and administrative	22,649	23,867	66,204	84,547
Total stock-based compensation expense (1)	$55,662	$71,701	$167,098	$240,971
(1)	Excludes the amount capitalized related to internal software development projects.

Note 15. Provision for Income Taxes

The Company’s provision for income taxes were benefits of $1.2 million and $2.0 million for the quarter and nine months ended September 30, 2022, respectively.

The Company recorded income tax expenses for the quarter and nine months ended September 30, 2021 of $3.6 million and $93.9 million, respectively. The prior year included $87.0 million, recognized in the first quarter ended March 31, 2021, primarily related to the additional valuation allowance recorded on excess stock compensation associated with the Livongo merger.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. COVID-19 has increased utilization of our telehealth services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our customers, consisting of employers, health plans, hospitals and health systems, insurance companies, and financial services companies (collectively “Clients”), and members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with any global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs. Further, the economic effects of the COVID-19 pandemic and economic conditions have financially constrained some of our prospective and existing Clients’ healthcare spending, which may negatively impact our ability to acquire new Clients and our ability to renew subscriptions with or sell additional solutions to our existing Clients. We also may experience increased member attrition to the extent our existing Clients reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic or economic effects may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and any resulting economic impact may materially and adversely affect our business, results of operations, cash flows, and financial positions as well as our customers.

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

On October 30, 2020, we completed the merger with Livongo. The total final consideration was $13,876.9 million, consisting of $380.2 million of net cash, $555.4 million related to the conversion feature of the Livongo Notes guaranteed by us and 60.2 million shares of our common stock valued at approximately $12,941.3 million on October 30, 2020. Livongo is a leading provider to empower people with chronic conditions to live better and healthier lives.

On July 1, 2020, we completed the acquisition of InTouch for aggregate consideration of $1,069.8 million, which was comprised of 4.6 million shares of our common stock valued at $903.3 million on July 1, 2020, and $166.5 million of net cash. InTouch is a leading provider of enterprise telehealth solutions for hospitals and health systems.

Net Income

For the quarter ended September 30, 2022, we recorded a loss of $73.5 million, or $0.45 per share. For the nine months ended September 30, 2022, we recorded a loss of $9,849.5 million, or $61.09 per share. The nine months ended September 30, 2022 included a non-cash goodwill impairment charge of $9,630.0 million. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 7, Goodwill, to our condensed consolidated financial statements for more information.

For the quarter and nine months ended September 30, 2021, we recorded a loss of $84.3 million and $417.8 million, respectively.

Refer to the condensed consolidated results of operations in the MD&A for other supplemental financial measures we use to assess our operating performance.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Number of Members and Revenue per Member. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee or access fees derived from our Direct-to-Consumer (“DTC”) members. Therefore, we believe that our ability to add new members, retain existing members, and increase the revenue generated from each member is a key indicator of our increasing market adoption, the growth of our business, and future revenue potential, and that increasing our membership and revenue per member is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. paid membership increased by 5.3 million to 57.8 million at September 30, 2022, compared to September 30, 2021. Average U.S. revenue per member measures the average amount of access revenue that we generate from a U.S. paid member for a particular period. It is calculated by dividing the U.S. access revenue generated from our U.S. paid members, excluding certain non-member based access fees, by the total average number of U.S. paid members during the applicable period. For the third quarter of 2022, average U.S. revenue per member was $2.61 compared to $2.40 for the same period in 2021. For the nine months ended September 30, 2022, average U.S. revenue per member was $2.58 compared to $2.27 for the same period in 2021.

Number of Visits and Utilization. We also recognize revenue in connection with the completion of a general medical visit, expert medical service, and other specialty visits for contracts where the service is not part of access fees. Visit fee revenue is driven primarily by the number of Clients, the number of members in a Client’s population, member utilization of our provider network services, and the contractually negotiated prices of our services. We believe that increasing our current member utilization rate and increasing penetration further into existing and new health plan Clients is a key objective in order for our Clients to realize tangible healthcare savings with our service. Visits increased by 14%, or 0.6 million, to approximately 4.6 million for the quarter ended September 30, 2022 compared to the same period in 2021. Visits increased by 25%, or 2.8 million, to approximately 13.7 million for the nine months ended September 30, 2022 compared to the same period in 2021. Utilization measures the ratio of visits to total U.S. paid members. It is calculated by dividing visits during a particular period (excluding visit fee only visits) by U.S. paid members in the applicable period and annualizing the result. Utilization increased by 128 basis points to approximately 22.3% for the quarter ended September 30, 2022, compared to 21.0% in the same period in 2021. Utilization increased by 401 basis points to approximately 23.2% for the nine months ended September 30, 2022, compared to 19.2% in the same period in 2021.

Number of Platform-Enabled Sessions. A platform-enabled session is a unique instance in which our licensed software platform has facilitated a virtual voice or video encounter between a care provider and our Client’s patient, or between care providers. We believe platform-enabled sessions are an indicator of the value our Clients derive from the platform they license from us in order to facilitate virtual care. Our Clients completed 1.0 million and 3.2 million platform-enabled sessions during the quarter and nine months ended September 30, 2022, respectively, compared to 1.0 million and 3.1 million during the quarter and nine months ended September 30, 2021, respectively.

Chronic Care Enrollment. Our chronic care programs are one of the key components of our whole person virtual care platform that we believe position us to drive greater engagement with our platforms and increased revenue. Chronic care enrollment measures the number of unique individuals enrolled in one or more of our chronic care programs. Chronic care enrollment increased by 9% to 0.8 million at September 30, 2022, compared to 0.7 million at September 30, 2021.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K. In addition, the following updates our discussion of impairment testing therein as of September 30, 2022.

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

In March 2022, we updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in a higher discount rate, and selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but we recorded a $6.6 billion non-deductible goodwill impairment charge (or $41.11 per basic and diluted share) for the quarter ended March 31, 2022. The non-cash charges had no impact on the provision for income taxes.

As of June 30, 2022, we updated valuation assumptions. The discount rate was increased for a company risk premium to reflect the current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, but resulted in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.78 per basic and diluted share). For the nine months ended September 30, 2022, a $9.6 billion non-deductible goodwill impairment charge (or $59.73 per basic and diluted share) was recognized. The non-cash charges had no impact on the provision for income taxes.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the quarters and the nine months ended September 30, 2022 and 2021 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022	2021			2022	2021
	$	$	Variance	%	$	$	Variance	%
Revenue	$611,402	$521,658	$89,744	17%	$1,769,131	$1,478,472	$290,659	20%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	185,619	169,041	16,578	10%	555,114	475,273	79,841	17%
Operating expenses:
Advertising and marketing	178,920	111,078	67,842	61%	477,094	303,738	173,356	57%
Sales	54,634	62,602	(7,968)	(13)%	170,893	191,251	(20,358)	(11)%
Technology and development	87,815	80,250	7,565	9%	256,053	239,017	17,036	7%
General and administrative	112,542	103,016	9,526	9%	328,333	319,404	8,929	3%
Acquisition, integration, and transformation costs	1,594	4,340	(2,746)	(63)%	8,993	22,084	(13,091)	(59)%
Depreciation and amortization	62,008	51,907	10,101	19%	180,312	151,907	28,405	19%
Goodwill impairment	0	0	0	N/M	9,630,000	0	9,630,000	N/M
Total expenses	683,132	582,234	100,898	17%	11,606,792	1,702,674	9,904,118	N/M
Loss from operations	(71,730)	(60,576)	(11,154)	(18)%	(9,837,661)	(224,202)	(9,613,459)	N/M
Loss on extinguishment of debt	0	850	(850)	(100)%	0	43,728	(43,728)	(100)%
Other expense (income), net	1,571	376	1,195	318%	2,607	(5,493)	8,100	147%
Interest expense, net	1,346	18,895	(17,549)	(93)%	11,163	61,493	(50,330)	(82)%
Net loss before provision for income taxes	(74,647)	(80,697)	6,050	7%	(9,851,431)	(323,930)	(9,527,501)	N/M
Provision for income taxes	(1,171)	3,643	(4,814)	N/M	(1,971)	93,878	(95,849)	N/M
Net loss	$(73,476)	$(84,340)	$10,864	13%	$(9,849,460)	$(417,808)	$(9,431,652)	N/M
Net loss per share, basic and diluted	$(0.45)	$(0.53)	$0.08	15%	$(61.09)	$(2.68)	$(58.41)	N/M

EBITDA (1)	$(9,722)	$(8,669)	$(1,053)	(12)%	$(27,349)	$(72,295)	$44,946	62%
Adjusted EBITDA (1)	$51,211	$67,372	$(16,161)	(24)%	$152,419	$190,760	$(38,341)	(20)%
(1)	Non-GAAP Financial Measures

N/M – not meaningful

The following is a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the quarters and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(73,476)	$(84,340)	$(9,849,460)	$(417,808)
Add:
Goodwill impairment	0	0	9,630,000	0
Loss on extinguishment of debt	0	850	0	43,728
Other expense (income), net	1,571	376	2,607	(5,493)
Interest expense, net	1,346	18,895	11,163	61,493
Provision for income taxes	(1,171)	3,643	(1,971)	93,878
Depreciation and amortization	62,008	51,907	180,312	151,907
EBITDA	(9,722)	(8,669)	(27,349)	(72,295)
Stock-based compensation	55,662	71,701	167,098	240,971
Acquisition, integration, and transformation costs	1,594	4,340	8,993	22,084
Lease abandonment and exit costs	3,677	0	3,677	0
Adjusted EBITDA	$51,211	$67,372	$152,419	$190,760

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with GAAP, we use earnings before interest, provision for income taxes, depreciation, and amortization (“EBITDA”) and Adjusted EBITDA, which are non-GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of our performance.

EBITDA consists of net loss before interest; other expense (income), net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; and loss on extinguishment of debt. Adjusted EBITDA consists of net loss before interest; other expense (income), net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; lease abandonment and exit costs; and acquisition, integration, and transformation costs.

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

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect goodwill impairment;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense on our debt;

●	EBITDA and Adjusted EBITDA eliminate the impact of the provision for income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;

●	EBITDA and Adjusted EBITDA do not reflect other expense (income), net;

●	Adjusted EBITDA does not reflect significant lease abandonment and exit costs. Lease abandonment and exit costs may include certain lease impairment costs and certain losses related to early lease terminations;

●	Adjusted EBITDA does not reflect significant acquisition, integration, and transformation costs. Acquisition, integration and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities;

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

●	Other companies in our industry may calculate EBITDA, and Adjusted EBITDA differently than we do, limiting the usefulness of these measures as comparative measures.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include net loss, net loss per share, and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Condensed Consolidated Results of Operations

Revenue. Total revenue was $611.4 million for the quarter ended September 30, 2022, compared to $521.7 million during the quarter ended September 30, 2021, an increase of $89.7 million, or 17%. This increase in revenue was driven substantially by the generation of additional access fees by our membership base, most significantly from our DTC mental health service, BetterHelp. Revenue from access fees was $540.1 million for the quarter ended September 30, 2022 compared to $448.9 million for the quarter ended September 30, 2021, an increase of $91.2 million, or 20%. Visit fee revenue increased 5% to $65.6 million and other revenue was $5.8 million, down 43%, primarily related to the completion of a long-term development services contract. U.S. revenue grew 17% to $534.0 million and International revenue grew 17% to $77.4 million. For the quarter ended September 30, 2022, 88%, 11%, and 1% of our revenue was derived from access fees, visit fees and other revenue, respectively, as compared to 86%, 12%, and 2%, respectively, for the quarter ended September 30, 2021.

Total revenue was $1,769.1 million for the nine months ended September 30, 2022, compared to $1,478.5 million during the nine months ended September 30, 2021, an increase of $290.6 million, or 20%. This increase in revenue was driven substantially by the generation of additional access fees by our membership base, most significantly from our DTC mental health service, BetterHelp. Revenue from access fees was $1,550.1 million for the nine months ended September 30, 2022 compared to $1,262.1 million for the nine months ended September 30, 2021, an increase of $288.1 million, or 23%. Visit fee revenue increased 8% to $200.2 million and other revenue was $18.8 million, down 40%, primarily related to the completion of a long-term development services contract. U.S. revenue grew 20% to $1,546.6 million and International revenue grew 19% to $222.5 million. For the nine months ended September 30, 2022, 88%, 11%, and 1% of our revenue was derived from access fees, visit fees and other revenue, respectively, as compared to 85%, 13%, and 2%, respectively, for the nine months ended September 30, 2021.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue was $185.6 million for the quarter ended September 30, 2022 compared to $169.0 million for the quarter ended

September 30, 2021, an increase of $16.6 million, or 10%. Cost of revenue increased by $79.8 million, or 17% on a year-to-date basis. The increases for both the quarter and year-to-date periods were primarily due to growth in visits associated with higher revenue which resulted in increased provider fees, as well as higher device-related costs, and, to a lesser extent, inventory obsolescence write-downs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $178.9 million for the quarter ended September 30, 2022 compared to $111.1 million for the quarter ended September 30, 2021, an increase of $67.8 million, or 61%. On a year-to-date basis, advertising and marketing expenses increased by $173.4 million, or 57%. The increases for both the quarter and year-to-date periods were substantially driven by higher digital and media advertising costs related to BetterHelp.

Sales Expenses. Sales expenses were $54.6 million for the quarter ended September 30, 2022 compared to $62.6 million for the quarter ended September 30, 2021, a decrease of $8.0 million, or 13%. On a year-to-date basis, sales expenses decreased by $20.4 million, or 11%. The decrease for both the quarter and year-to-date periods were primarily driven by lower stock-based compensation and other employee related costs, partially offset by higher sales and partner commissions driven by increased revenues.

Technology and Development Expenses. Technology and development expenses were $87.8 million for the quarter ended September 30, 2022 compared to $80.3 million for the quarter ended September 30, 2021, an increase of $7.6 million, or 9%. The quarter reflects higher personnel costs and higher infrastructure, hosting and software license costs offset by lower stock-based compensation. On a year-to-date basis, technology and development expenses increased by $17.0 million, or 7%. The increase on a year-to-date basis primarily reflects additional personnel and staff augmentation costs; higher professional, recruiting and consulting fees; and higher infrastructure, hosting and software license costs. These increases were associated with ongoing projects and services to continuously improve and optimize our technology portfolio. Partially offsetting this increase was lower stock-based compensation. For the quarters ended September 30, 2022 and 2021, research and development costs, which exclude amounts reflected as capitalized software, were $26.1 million and $53.2 million, respectively. For the nine months ended September 30, 2022 and 2021, research and development costs were $75.8 million and $160.0 million, respectively.

General and Administrative Expenses. General and administrative expenses increased $9.5 million, or 9%, to $112.5 million for the quarter ended September 30, 2022 compared to $103.0 million for the quarter ended September 30, 2021. On a year-to-date basis, general and administrative expenses increased by $8.9 million, or 3%. For both the quarter and year-to-date periods, higher personnel expenses, professional fees, operating costs including therapist recruiting costs and call center activities, and other corporate expenses were primarily offset by lower stock-based compensation, legal expenses, and other taxes. General and administrative expenses also include lease abandonment and exit costs of $3.7 million in both the quarter and nine months ended September, 30, 2022.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $1.6 million and $9.0 million for the quarter and nine months ended September 30, 2022, respectively, and primarily consisted of costs to integrate and upgrade our CRM and ERP ecosystem. For the quarter and nine months ended September 30, 2021, acquisition, integration, and transformation costs were $4.3 million and $22.1 million, respectively, and primarily consisted of acquisition and integration related costs.

Depreciation and Amortization. Depreciation and amortization was $62.0 million for the quarter ended September 30, 2022 compared to $51.9 million for the quarter ended September 30, 2021, an increase of 19%. Depreciation and amortization was $180.3 million for the nine months ended September 30, 2022 compared to $151.9 million for the nine months ended September 30, 2021, an increase of $28.4 million, or 19%. The higher expense was primarily due to additional amortization expense related to the acceleration of the amortization of certain trademarks, and, to a lesser extent, higher amortization associated with higher capitalized software development costs. As it relates to the acceleration of the useful lives for certain trademarks, this change related to our strategy to integrate and move certain consumer brands under the Teladoc Health brand. This acceleration of amortization resulted in decreasing the weighted average useful life of all trademarks at the date of the change from 9.5 years to 7.5 years. This change will increase annual amortization by approximately $23.2 million in 2022 and 2023.

Goodwill Impairment. We recorded non-cash goodwill impairment charges of $9,630.0 million in the nine months ended September 30, 2022, following goodwill impairment testings performed as a result of sustained decreases in our publicly quoted share price. The non-cash charges had no impact on the provision for income taxes. Refer to

Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 7, Goodwill, to our condensed consolidated financial statements.

Loss on Extinguishment of Debt. Losses on extinguishment of debt were $0.9 million and $43.7 million for the quarter and nine months ended September 30, 2021, respectively. They were primarily due to the exchanges and conversions of the 2025 Notes.

Other Expense (Income), Net. Other expense (income), net was an expense of $1.6 million for the quarter ended September 30, 2022 compared to an income of $0.4 million for the quarter ended September 30, 2021 and included foreign exchange remeasurements. Other expense (income), net was $2.6 million for the nine months ended September 30, 2022 compared to ($5.5) million for the nine months ended September 30, 2021. The difference was primarily due to a $5.9 million gain on sale of a non-marketable equity security.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with advances from financing companies, our convertible senior notes, and interest income from cash and cash equivalents and short-term investments. Interest expense, net was $1.3 million and $18.9 million for the quarters ended September 30, 2022 and 2021, respectively. Interest expense, net was $11.2 million and $61.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense substantially reflects the adoption of ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which resulted in the elimination of non-cash interest expense associated with the accretion of the recorded debt value to stated value. Refer to Note 11, Convertible Senior Notes, to the condensed consolidated financial statements. The associated non-cash expense was $13.5 million, or $0.08 per share, for the quarter ended September 30, 2021 and $43.8 million, or $0.28 per share, for the nine months ended September 30, 2021.

Provision for Income Taxes.   We recorded an income tax benefit of $1.2 million for the quarter ended September 30, 2022 compared to an expense of $3.6 million for the quarter ended September 30, 2021. We recorded an income tax benefit of $2.0 million for the nine months ended September 30, 2022 compared to an expense of $93.9 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, we recognized a non-cash income tax discrete charge of $87.0 million in the first quarter ended March 31, 2021 for additional valuation allowance on excess stock compensation benefits associated with the Livongo merger.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows - Summary
Net cash provided by operating activities	$123,743	$110,782
Net cash used in investing activities	(113,852)	(52,906)
Net cash provided by financing activities	2,116	34,322
Total	$12,007	$92,198

Our principal source of liquidity was cash provided by operating activities, reflecting cash and cash equivalents comprised substantially of deposit accounts and money market funds, totaling $899.6 million as of September 30, 2022.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditure, and contractual obligation needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of telehealth, and our debt service obligations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition and results of operations.

Historically, we have financed our operations primarily through sales of equity securities, debt issuance, and bank borrowings. See Note 11, “Convertible Senior Notes” of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the Notes.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of September 30, 2022.

Cash Provided by Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $123.7 million for the nine months ended September 30, 2022 compared to $110.8 million for the nine months ended September 30, 2021. The year-over-year higher inflow was primarily driven by growth in the business and a change in the timing of payments.

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

Cash Used in Investing Activities

Cash used in investing activities was $113.9 million for the nine months ended September 30, 2022, driven primarily by payments for capitalized software development costs associated with ongoing projects and services to continuously improve and optimize our technology portfolio.

Cash used in investing activities was $52.9 million for the nine months ended September 30, 2021, primarily driven by cash paid for the acquisition of businesses and, to a lesser extent, capitalized software development costs, partially offset by proceeds from sale of short-term marketable securities and sale of an investment.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $2.1 million, primarily consisting of the proceeds from the exercise of employee stock options, proceeds withheld from participants in the employee stock purchase plan, partially offset by net payments against advances from financing companies.

Cash provided by financing activities for the nine months ended September 30, 2021 was $34.3 million. Cash provided by financing activities primarily consisted of the proceeds from the exercise of employee stock options, proceeds withheld from participants in the employee stock purchase plan, partially offset by net payments against advances from financing companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates as our Notes bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the U.S. which accounts for approximately 87% of our revenues. We have not utilized hedging strategies with respect to our foreign exchange exposure as we believe it is not expected to have a material impact on our condensed consolidated financial statements.

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We deposit our cash with financial institutions in the U.S. and in foreign countries, however, our deposits, at times, may exceed federally insured limits. Our cash equivalents are primarily invested in institutional money market funds.

No Client represented over 10% of revenues for the quarters or nine months ended September 30, 2022 or 2021.

No Client represented over 10% of accounts receivable at September 30, 2022 or December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, we implemented a new enterprise resource planning ("ERP") system for selected entities and transaction types included within our consolidated financial statements. As a result of this ERP system implementation, we revised certain existing internal controls, processes, and procedures. There are inherent risks in implementing an ERP system and, accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Other than this ERP system implementation, there were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Sixth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.2	6/2/22

10.1	Executive Employment Agreement, dated June 15, 2022, by and between Teladoc Health, Inc. and Michael Waters.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: November 2, 2022	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: November 2, 2022	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer