Form 10-K
period 2022-12-31
Teladoc Health, Inc.
filed 2023-03-01
CIK 1477449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ⌧

The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,334,035,010. The registrant has no non-voting stock outstanding.

As of February 22, 2023, there were 162,617,192 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2023 annual meeting of stockholders are incorporated by reference in response to Part III of this Report to the extent stated herein.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to section entitled “Risk Factors” in this Form 10-K and in our other reports and Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

Item 1.Business

Overview

Teladoc Health is the global leader in whole person virtual care, forging a new healthcare experience with better convenience, outcomes, and value. Our mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience.

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

We have developed and built upon our diverse capabilities over the course of more than 20 years, evolving our product and service portfolio from a suite of point solutions to a whole person offering. We are creating a truly unified and personalized consumer experience, developing technologies to connect patients and extend the reach of care providers, delivering the highest standard of clinical quality at every touchpoint, and enhancing health decisions and outcomes with smart data and actionable insights. Regardless of people’s healthcare needs, across any site of care, we aim to provide the right level of personalized support to meet that need.

We believe that we have the largest breadth of integrated whole person products and services in the virtual care industry, enabling us to treat the whole person, from mental healthcare to physical healthcare, and from acute episodic needs to chronic needs. We strive to be the “front door” to the healthcare system for our members, with a unique ability to connect them to the care they need. People who come to us with one of these needs are in turn much more likely to rely on us for other healthcare needs, which creates the opportunity for us to build longitudinal relationships, with care that’s personalized for each individual.

We aim to achieve our vision of making virtual care the first step on any healthcare journey by delivering, enabling and empowering integrated whole person virtual care services and experiences that span every stage of the healthcare journey. We offer a portfolio of services and solutions covering hundreds of medical subspecialties, bolstered by technology, machine learning and human expertise to provide an effective care experience that people value and trust. By combining the latest in data science and analytics with an award-winning user experience through a set of highly flexible integrated technology platforms, we completed approximately 18.5 million telehealth visits in 2022 through business to business and direct to consumer channels. Additionally, our licensed platform enabled our Clients’ (as defined below) clinicians to provide approximately 4.2 million visits for their patients around the globe in 2022. We provide access to healthcare through our portfolio of consumer brands 24 hours a day, 7 days a week, and 365 days a year.

Our Segments

In the fourth quarter of 2022, we adopted a new organizational and reporting structure based on two operating segments, Teladoc Health Integrated Care (“Integrated Care”) and BetterHelp. As a result of these changes, the segment information for the prior periods has been provided herein summarizing the significant factors affecting our results of operations and financial condition for the year ended December 31, 2022. This presentation reflects how management now allocates resources and assesses performance. See Note 20. “Segment Information,” to the consolidated financial statements for further information about our reportable segments.

Our Integrated Care segment includes a suite of global virtual medical services including general medical, expert medical services, specialty medical, chronic condition management, mental health, and enabling technologies and enterprise telehealth solutions for hospitals and health systems. Services in this segment are distributed primarily on a business-to-business (“B2B”) basis.

Our BetterHelp segment primarily consists of our market leading direct-to-consumer (“D2C”) mental health platform. The online counseling and therapy services are provided via our network of over 30,000 licensed clinicians leveraging our platform for web, mobile app, phone, and text-based interactions.

Who We Serve

As of December 31, 2022, over 80 million individuals in the United States (“U.S.”) have access to one or more of our products and services. The customers of our Integrated Care segment primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual members who utilize our solutions. Clients as well as individual consumers purchase our solutions to expand access to convenient, affordable, and high-quality healthcare to their constituents and to reduce their healthcare spending. Our solutions offer our Clients proven substantial savings opportunities and an attractive return on investment. As part of this segment, we sell to our Clients on behalf of their beneficiaries, including employees and health plan members. In our various sales channels, a range of third parties, including health plans, pharmacy benefits managers, financial institutions, brokers, agents, benefits consultants, and resellers, sell our solutions to various end markets around the world. Our BetterHelp segment substantially sells directly to individual consumers.

How We Generate Revenue

For the year ended December 31, 2022, 87% of our revenue was derived from access fees. To a lesser extent, we generate revenue from visit fees as well as sales of hardware and other related services to hospital and health systems.

Teladoc Health Integrated Care Segment

Our Integrated Care segment primarily generates revenue on a contractually recurring, access fee basis, typically on a per-member-per-month (“PMPM”) basis. In some cases, Clients primarily pay monthly access fees based on a per-participant-per-month model, based on the number of active enrolled members each month. This segment also generates revenue from health system and provider Clients related to our licensed technology platform, primarily in the form of recurring access fee revenue as well as from the sale and lease of devices such as robots, carts, and tablets. Some of our contracts place a portion of our fees at risk or provide for gain share opportunity based on achieving desired performance metrics, cost savings, and/or clinical outcomes improvements.

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

BetterHelp Segment

In our BetterHelp segment, we primarily generate revenue from paying users who pay a fee, most commonly monthly, to access our network of therapists and psychiatrists.

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

Our Competitive Strengths

We believe that Teladoc Health is the leading global virtual healthcare provider because of our strong competitive advantages that address the most pressing challenges and trends in the delivery of healthcare around the world. We believe our history of innovation and long-standing operational excellence provide us with significant first-mover advantages, and we continue to invest and expand our services and geographic footprint globally. As the first comprehensive virtual healthcare company providing whole person care at scale, we have pioneered solutions and created what we believe are collectively the telehealth industry’s first and only offerings of their kind. Our competitive advantages allow us to deliver whole person care solutions that create and demonstrate positive clinical outcomes for our members, and strong return on investment for our Clients.

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

Unmatched Breadth of Solutions for Clients Across All Channels Served

We deliver a comprehensive set of solutions to a diverse Client population through a highly efficient and effective distribution network wherein we reach Clients and individuals in our Integrated Care segment through our Clients and channel partners as well in our BetterHelp segment by marketing our solution directly to potential members.

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

Our engagement science is a unique combination of the application of predictive analytics and modeling, our deep experience with all population demographics, and expertise in applying this knowledge to our member populations on a global scale. With our proprietary engagement science, we target members using behavioral triggers, advanced predictive modeling, and demographic/firmographic insights. This increases efficiency and the impact of our communications by reaching the right member, with the right personalized message, in the right micro moments of their day-to-day lives.

We believe that our “surround sound” capabilities are unique in the breadth and scale of media mix, analytics, and targeting techniques that we actively deploy across our diverse member populations on a global scale. We use these capabilities, plus our engagement science, to drive awareness and utilization of Teladoc Health services through innovative media strategies designed to reach members in their homes, on the go and in their moments of need. Our surround sound capabilities and strategies are continuously being evaluated, analyzed, and evolved to meet ever-shifting consumer behaviors.

Intelligent, Adaptable and Innovative Solution to Whole Person Care

We have taken an innovative approach to technology to address whole person care. We have fused technology, logistics, and behavioral and clinical science, with data science serving as the intelligent connective tissue that powers our whole person care model. We have a large and unique set of data points that gives us a longitudinal understanding of an individual’s clinical truth and enables us to engage in a holistic stepped care model. We integrate capabilities for our members across health plan, employer, and health system relationships, in a way that we believe is unique in the industry.

Our platform features the full range of health support – from artificial intelligence (“AI”) engine-driven “nudges” and health coaches to therapists and board-certified physicians and the world’s leading specialists – available anytime, anywhere we operate to ensure the right care is always delivered.

Highly Scalable and Secure API-Driven Technology Integrated Platform

Our core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem.

The core platform is equipped to provide the same level of member support and response time for upwards of 100,000 visits per day. Further, our platform has been built to accommodate the seamless and quick introduction of new clinical and digital services and products.

We leverage and develop a unique combination of cloud-based technology that integrates smart connected devices with sophisticated data science to deliver personalized health insight. For example, we provide a unique and proprietary blood glucose meter to members enrolled in our diabetes program. This patented device, which includes the Food and Drug Administration (“FDA”) Class II certified glucose testing along with a cellular antenna and color touchscreen, is seamlessly integrated with our platform. Our proprietary software relays the blood glucose measurements and user inputs to our cloud service, and then displays targeted communications and AI-selected “nudges” based on the current context and medical history of the member. These communications are dynamically personalized and optimized using our algorithms to deliver improved clinical health outcomes, which drives value to the healthcare ecosystem. The software on the device can also be remotely upgraded through the cellular antenna to deliver usability improvements and program enhancements.

Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third-party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing healthcare industry. We are able to white label our solutions, so they fit into the plans and strategies of our Clients, all on a platform that is high performing and highly scalable.

Our platform is compliant with numerous international data and privacy regulations, including the General Data Protection Regulation (“GDPR”), data-in-country rules, and other national requirements. This gives us the opportunity and ability to offer our products and services internationally, using the host countries’ languages and currencies, and addressing their specific local needs. We are also able to customize our platform for key partnerships globally.

Due to the sensitive nature of our members’ and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated team of security engineers and analysts. We have implemented telehealth industry standard processes, policies, and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system. In addition, our enterprise security program is periodically evaluated by expert third parties to ensure we are meeting or exceeding standards, best practices, and regulatory requirements. One example of such an independent third-party certification that we have achieved is HITRUST.

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

Our unique technology designed for the hospital and health system market is a complete end-to-end telehealth solution, including patient intake, emergent and scheduled encounters, video conferencing capabilities (including our new virtual care end-point offering, Inpatient Connected Care), access to medical images, full application-specific clinical documentation tools – including interfaces to health system EMRs, and complete operational and clinical reporting and analytics. The technology also supports industry-leading medical devices such as robots, carts, and tablets via a unique network architecture for maximum performance, reliability, and security. The solution supports the entire patient journey and the full range of telehealth use cases encountered by hospitals and health systems.

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

Expand our Suite of Services to Address Unmet Needs

We believe that our integrated technology platforms address significant unmet needs, and we intend to continue to expand our solutions across use cases and additional care settings and clinical conditions, including virtual primary care, virtual care in a hospital room, home care, post discharge follow-ups, wellness/screening, and new areas in chronic care.

We continue to expand our virtual primary care offering, Primary360, through commercial health plans, employers, and other organizations that sponsor healthcare for individuals and families in the U.S. Our strategy is to deliver a reimagined model for primary care, build on a foundation of integrated, multi-source data, leveraging a unified whole person experience; dedicated care team of physicians and non-medical doctors for a personalized longitudinal care plan; continuous guidance and support; navigation and coordination with high quality providers; and “last mile” services like lab testing, prescriptions, and in-home exams. We believe that Primary360 will be an effective gateway to the full range of our services for an individual. Clients have adopted Primary360 utilizing different models, including making it a care option for all members in a broad employee or health plan population, or offering a specific Virtual First Health Plan designed for Primary360 to be the access point for primary care for members. We intend to continue to respond quickly to evolving market needs with innovative solutions.

We have launched a new offering, Inpatient Connected Care, that enables hospitals, health systems, and other clinical facilities to turn the television in every patient room into a virtual care end-point, utilizing a special purpose set-top box, camera, microphone, software, and networking. Hospitals have been experiencing critical staffing shortages, exacerbated by the impact of COVID-19 on nursing capacity, with a projected need for 2.1 million new registered nurses for expansion and replacement of retirees through 2025. Through our technology and workflows, Clients can more efficiently administer admissions, discharge planning, patient education, nursing coverage, and virtual provider consultations, improving efficiency and quality of care, and helping address hospital staffing challenges.

We continue to invest in new expansions and innovation within our chronic care management and mental health suite of offerings, such as myStrength Complete and Chronic Care Complete. myStrength Complete is an integrated mental health service providing personalized, targeted care to consumers in a single, comprehensive experience. myStrength Complete’s proprietary stepped care model is designed to seamlessly combine app-based tools and coaching expertise with our therapists and psychiatrists to ensure that consumers get the level of mental health support and care they need, when they need it. Chronic Care Complete is a first-of-its-kind chronic condition management solution to help individuals improve their health outcomes while living with multiple chronic conditions. This solution provides members with a unified, comprehensive experience that leverages connected health monitoring devices, access to health coaches and support from physicians and mental health specialists. Examples of expansion and innovation include enhanced gaps in care reporting, home delivery of continuous glucose monitors and A1c test kits, flexibility to use a wider range of monitoring devices, and expanded availability of mental health therapy for adolescents. We believe that these and other enhancements will improve quality of care and patient experience, and expand the scope of populations we serve.

Increase Engagement and Long-term Relationships with Our Members by Driving Expanded Access & Enhanced Touch Points

We believe there is significant opportunity within our existing membership base to increase engagement by continually driving awareness and usage of our solutions. We believe our platform can become the primary entry point for on-demand, virtual healthcare for eligible individuals around the world. We expect to continually refine and enhance our user experience, which is a critical driver of new and repeat engagement, and building longer term relationships with our members, and to continue validating our member satisfaction with surveys and other proactive tools.

Our mobile app is foundational for us as we have redefined virtual healthcare delivery. As we expand the range of products and services available to our members, we are investing in a seamless, relevant, and personalized mobile experience that provides smart guidance for our members. During 2022, we developed a new unified mobile app that seamlessly offers members access to all of our virtual health services within a single, modern, user-friendly digital experience, under the Teladoc Health brand. We believe this new integrated experience will help drive increased member engagement, enrollment in additional clinical programs, and support for longitudinal relationships with members. In addition, our integrated smart devices, such as our cellular blood glucose monitor, provide additional touch points for engaging members with relevant AI driven nudges to drive behavior change and improved health outcomes.

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

Leverage Existing Distribution Channels and Expand Penetration of Global Markets

We have developed a highly effective and efficient global distribution network. Our international operations are headquartered in Barcelona, Spain with satellite locations in Europe, South America, and Asia. With these locations, we are able to provide 24x7 services to our members internationally. When medically necessary, our doctors can help members navigate the local health systems to obtain the best healthcare for their situation.

Our international Client base, largely comprising global financial services and health insurance companies, provides fertile ground for expansion of our product portfolio through existing partners in attractive markets where our infrastructure is already in place. We also market our solution in international markets, supporting the needs of government health systems and hospitals, as well as private entities. In addition, we partner with companies, such as consumer telecommunications companies, in certain international markets to offer virtual care services on a co-branded or white-labelled basis directly to customers of those companies and other consumers.

Drive Direct-To-Consumer Channel Growth

We plan to continue driving growth through investments in our D2C channels, which includes our BetterHelp segment as well as mental health and general medicine in our Integrated Care segment. Relative to our mental health capabilities, BetterHelp is the leader in the D2C therapy market, both in terms of the number of individuals enrolled and the number of licensed professionals who provide services on the platform. The scale of our data and provider network, powered by our data science capabilities, creates a competitive advantage for us in providing an optimal match of an individual with a provider, increasing the rate of success in therapy. We leverage diverse customer acquisition channels and increased organic sources of traffic, which reduces dependence on any single source of member acquisition. Even with our strong historical growth, we believe there is substantial untapped growth potential, both domestically and internationally. The COVID-19 pandemic caused an increase in the prevalence of mental health illness globally, triggering a 25% increase in anxiety and depression worldwide in the first year of the pandemic, as measured by the World Health Organization in March 2022. Also, almost half of BetterHelp members have never sought therapy before, suggesting that the availability of high quality, convenient, consumer friendly virtual mental healthcare is expanding the mental healthcare market.

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

Sales and Marketing

We sell our Integrated Care services principally through our direct sales organization. Our direct sales team comprises enterprise focused sales professionals, who are supported by a sales operations staff, including product technology experts, lead generation professionals, and sales data experts. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations, health plans, and hospital partners.

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

We sell our BetterHelp services principally through marketing our solution directly to potential users. We also rely on relationships for our BetterHelp business with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new users and to promote or distribute our services and products.

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

Competition

We view as our competitors those companies that currently (or in the future will) (i) develop and market virtual care technology (devices, software, and systems) or (ii) provide virtual care services, such as the delivery of on-demand access to healthcare and chronic condition management. Competition focuses on, among other factors, experience in operation, customer service, quality of technology and know-how, ability to generate and demonstrate clinical and financial outcomes for clients, and reputation.

Teladoc Health Integrated Care Segment

Competitors in the telehealth and expert medical services market include MDLive, Inc. (now owned by Cigna), American Well Corporation, Included Health, and Accolade, Inc., among other participants. In the digital chronic condition management market, competitors include Omada Health, Inc., Virta Health Corp., and other participants. In the market for technology solutions for hospitals and health systems, competitors include American Well Corporation and MDLive, Inc., as well as smaller technology providers. We also face competition from large, well-financed health plans that in some cases have developed their own virtual care, expert medical service or chronic condition management tools, as well as large technology and retail companies, such as Amazon and Walmart, which have developed or acquired their own virtual care solutions.

BetterHelp Segment

In the D2C mental health market, competitors include Talkspace and Cerebral, and other participants.

Teladoc Health Medical Group, P.A.

We contract for the services of our Integrated Care telehealth provider network through a services agreement with Teladoc Health Medical Group, P.A. formerly Teladoc Physicians, P.A. (“THMG”). We do not own THMG, which is a 100% physician owned independent entity, or the professional corporations with which it contracts. Instead, THMG and the professional corporations (collectively, the “THMG Association”) are owned by physicians licensed in their respective jurisdictions. Under the services agreement with THMG, we have agreed to serve, on an exclusive basis, as manager and administrator of THMG’s non-medical functions and services related to the provision of the telehealth services by providers employed by or under contract with THMG. The non-medical functions and services we provide under the services agreement primarily include member management services, such as maintaining network operations centers for our members to request a visit with THMG’s providers, member billing and collection administration, and maintenance and storage of member medical records. THMG has agreed to provide our members, through our providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The services agreement also requires THMG to maintain the state licensure and other credentialing requirements of our providers. Under the services agreement, THMG currently pays us an access fee of $65,000 per month for network operations center and medical records maintenance, fixed fees of approximately $1,815,000 and $1,151,000 per month for our provision of management and administrative services and marketing expense, respectively, and a license fee of $10,000 per month for the non-exclusive use of the Teladoc Health trade name. The services agreement has a 20-year term unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non-terminating party, a material breach of the services agreement by the non-terminating party, or a governmental or judicial termination order related to the services agreement. The THMG Association is considered a variable interest entity and its financial results are included in Teladoc Health’s consolidated financial statements.

Seasonality

In our Integrated Care segment, as a result of many Clients’ introducing new services at the start of each year, a concentration of our new Client contracts has an effective date of January 1. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. As a result of seasonal cold and flu trends, we historically have experienced our highest level of visit fee revenue during the first and fourth quarters of each year.

Due to the higher cost of customer acquisition during the end-of-year holiday season, our BetterHelp segment has historically reduced marketing activity during the fourth quarter. As a result of this dynamic, we have typically experienced fewer new member additions and the strongest operating income performance in the fourth quarter. Conversely, as marketing activity typically resumes at the start of the year we typically experience the weakest operating income performance during the first quarter as new customer acquisition and revenue growth lags marketing spend.

During the COVID-19 pandemic in 2021 and 2020, we did not experience the typical seasonality associated with cold and flu outbreaks, nor did we experience the typical seasonality associated with the BetterHelp business. See “Risk Factors—Risks Related to Our Business and Industry—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

Health Equity

Our commitment to health equity is central to our mission of empowering all people everywhere to achieve their healthiest lives. In 2022, we made targeted investments to advance these health equity goals in three core areas: setting and implementing an enterprise-wide health equity strategy, leveraging data to address disparities, and delivering culturally responsive care.

We convened a Health Equity Task Force in 2022 to research, vet and recommend new ways to address barriers to health equity. Based on the task force’s recommendations, we have taken several steps to formalize our approach to health equity, including establishing and hiring for the roles of Chief Health Equity Officer and Vice President of Diversity, Equity and Inclusion, and embedding a new health equity program director within our product team to help incorporate more inclusive best practices to our solutions and experiences.

Through our interactions with the people who use our services, we gain insights into how we can better serve our diverse populations and help reduce inequities. For example, when our clinical analytics team uncovered a gap in our experience for Hispanic members—which affected their health outcomes—we applied that data to prioritize the rollout of Spanish-language experiences across our portfolio. We also made investments to collect more quantitative and qualitative patient data, helping to further support identification of disparities at the population level and improve care. Beginning in 2023, we expect to launch new capabilities for our members to self-report an expanded range of health equity-related data including race, ethnicity, gender identity, pronouns, and preferred language.

We are also helping to ensure the care we deliver is responsive to each individual’s needs, beliefs and preferences. For example, we launched Spanish-language experiences across our portfolio, increased our accessibility features to better accommodate phone-based preferences and low-bandwidth environments and support people with visual and physical impairments, and continue our efforts to recruit a provider network that reflects the diversity of those we serve.

Regulatory Environment

Our operations are subject to comprehensive U.S. federal, state and local, and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Since the onset of the COVID-19 pandemic, state and federal regulatory authorities have reduced or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers, and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. We do not believe that our operations or results will be materially adversely affected by a return to the status quo from a regulatory perspective.

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

U.S. Corporate Practice of Medicine; Fee Splitting

We contract with physicians or physician-owned professional associations and professional corporations to deliver our U.S. telehealth services to their patients. We frequently enter into management services contracts with these physicians and physician-owned professional associations and professional corporations pursuant to which we provide them with billing, scheduling, and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

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

U.S. Federal and State Fraud, Waste, and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $27,750 for each violation, and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $185,009 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs, or (iii) the purchasing, leasing, or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including civil monetary penalties of up to $112,131, and criminal fines of $100,000 per violation, and three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Imposition of any of these remedies could have a material adverse effect on our business, financial condition, and results of operations. In addition to a few statutory exceptions, the HHS Office of Inspector General (“OIG”) has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $12,537 to $25,076 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower, and false claims provisions.

State and Foreign Fraud, Waste, and Abuse Laws

Several states and foreign jurisdictions in which we operate have also adopted or may adopt similar fraud, waste, and abuse laws as described above. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud, waste, and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud, waste, and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

The privacy and security of personal information stored, maintained, received or transmitted electronically is an enforcement priority in the U.S. and internationally. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the Federal Trade Commission (“FTC”) and state attorneys general, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose Clients or members, any of which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of personal information, including health information. These laws may be similar to, or even more protective, and may apply more broadly than HIPAA and other federal privacy laws, or they apply to personal information that HIPAA does not regulate. For example, the California Consumer Privacy Act of 2018 (“CCPA”) protects the personal information of California consumers regardless of the location of the business holding the information. The California Privacy Rights Act (“CPRA”) provides additional rights for California consumers and went into effect on January 1, 2023. Numerous states have enacted, or are currently reviewing, legislation that is similar to the CCPA and/or CPRA. For example, Virginia passed the Virginia Consumer Data Protect Act in March 2021, which became effective on January 1, 2023. At least three more states have laws scheduled to become effective in 2023, including Colorado, Connecticut, and Utah. There are also active bills going through the legislative process in many more states. Where state laws are more protective than HIPAA or apply more broadly than HIPAA, or apply to different personal information than HIPAA, we must comply with the state laws we are subject to in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

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

The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €10,000,000 or up to 2% of the total worldwide annual revenue from the preceding financial year, whichever is higher, and other administrative penalties.

We are also subject to EU laws on data export, as we may transfer personal data from the EU to other jurisdictions, in particular the U.S. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the EU in October 2015 (commonly referred to as the Schrems I), transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the U.S.-EU Privacy Shield Framework which replaced the Safe Harbor Scheme. However, the U.S.-EU Privacy Shield Framework was also declared invalid by the Court of Justice of the EU in July 2020 (commonly referred to as Schrems II). While Schrems II affirmed the validity of corporate binding rules and standard contractual clauses as legal bases to transfer EU data to the U.S., it also put into place stricter requirements for transfers based on standard contractual clauses. The EU and U.S. have yet to come to an agreement on a framework to replace the Privacy Shield.

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

We also are subject to regulation by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the U.S. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.

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

As of December 31, 2022, we employed approximately 5,600 people, comprised of approximately 86% full-time employees and 14% part-time employees. In addition, we augment our employee base with contractors to meet resource needs and to increase flexibility in managing our expense base. Of the total employee population as of December 31, 2022, approximately 65% of our employees worked in the U.S. and 35% worked in our international locations. Through the THMG Association and our BetterHelp platform, we also contract with a network of providers. In order to ensure predictable availability of providers and a consistent member experience, we expect that THMG will hire more providers and rely less on contractors.

We continue to look for ways to expand a range of programs and initiatives that are focused to attract, develop and retain our workforce – including a focused engagement through diversity, equity, and inclusion (“DEI”). We have enhanced our efforts in recent years to include:

Supporting Employees through Our Products and Services. We offer our employees full access to our diverse portfolio of whole-person health solutions, including free mental health resources, digital health devices, and on-demand access to the employee assistance program for employees and their dependents.

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

Expanding the Voice of the Employee. We strive to build a culture of inclusion which includes soliciting employee feedback through our pulse engagement surveys, listening circles, and seeking opportunities to advance employee feedback.

Open Dialogue to Encourage Diverse Thinking and Voices. In 2022, we launched the Diversity in Health learning series to expand knowledge and awareness of diversity and health topics.

Business Resource Groups. We believe our business resource groups (“BRGs”) are a foundational element of the DEI ecosystem. Our seven BRGs include a focus on LGBTQ+, women, multicultural, military veterans, neurodiversity and differing physical and mental abilities, working parents and caregivers, and generational interests of employees who are engaged in four key pillars:

•	Building internal community/network

•	Advancing external community

•	Supporting business impact

•	Enhancing professional development

Focusing on diversity recruiting and talent acquisition. We continue to broaden our diversity hiring manager training resources for performance-based interviewing, which included a screening tool to promote gender-neutral job descriptions and expanded our corporate and college/university partnerships to advance our pipeline of diverse talent.

Community Impact. We embrace the opportunity and the responsibility to have a meaningful impact in our global community, using our voice and our resources to help expand equitable access to care, and create a better future for families and our neighbors. We continue to work toward further mobilizing our workforce to give back to the communities where we live and work through new volunteer programs and corporate matching opportunities for giving.

We set out to advance positive social change in our communities with a 2022 goal of volunteering more than 15,000 hours around the globe – a goal we exceeded by more than 30%. This was an ambitious goal that was consistent with our values, including those of respecting and taking care of people, doing what’s right, and succeeding together. For 2023, we have increased our goal to 20,000 volunteer hours and expanded these efforts to do good and give back to our communities.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the U.S. and around the world. We also have trademark applications pending to register marks in the U.S. and internationally. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how, and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees, consultants, and certain of our contractors to execute confidentiality and proprietary rights agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

Additional Information

Our website address is teladochealth.com. We make available free of charge at the Investors section of this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file or furnish such materials with the SEC. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•our history of losses and accumulated deficit and the risk that we may not achieve profitability;

•the potential for future non-cash charges for the impairment of goodwill and other intangible assets;

•our ability to compete successfully in competitive markets;

•	the potential impact of the COVID-19 pandemic on the economy in general and on our business in particular, including recent cost inflation and supply chain disruptions;

•	risk of the loss of any of our significant Clients or partners, or the loss of a significant number of BetterHelp users;

•	risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe, or a decrease in the number of members who utilize our BetterHelp service;

•	rapid technological change in the virtual care market or the failure to innovate and develop new applications and services that are adopted;

•	our expectations and management of future growth, including our ability to introduce new products and any change in product mix that impacts our profitability;

•our ability to establish and maintain strategic relationships with third parties;

•our ability to recruit and retain a network of qualified providers;

•	our dependence on a limited number of third-party suppliers for timely access to materials, and the risk of supply chain disruptions;

•	risk specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;

•	our ability to recruit, retain and develop our workforce, and in particular software engineers;

•	our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;

•	our ability to obtain additional capital through debt or equity financings on commercially reasonable terms or at all;

•	failures of our cyber-security measures that expose the confidential information of us, our Clients or members;

•	ongoing legal challenges to, or new actions against, our business model, or the failure of the virtual care market to continue to develop;

•our dependence on our relationships with affiliated professional entities;

•	evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•our ability to operate in the heavily regulated healthcare industry;

•	compliance with regulations concerning data privacy, including personally identifiable information and personal health information;

•	risk that we may be subject to legal proceedings and the insurance we maintain may not fully cover all potential exposures; and

•	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto, and their impact on our financial condition and results of operations.

Risks Related to Our Financial Position

We have a history of cumulative losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $13,659.5 million and $428.8 million for the years ended December 31, 2022 and 2021, respectively. The net loss for the year ended December 31, 2022 included non-cash impairment charges of $13,402.8 million as discussed further below. As of December 31, 2022, we had an accumulated deficit of $15,008.3 million. These losses and accumulated deficit reflect the substantial investments we have made to expand our business and scope of services, acquire new Clients and members, build our proprietary network of healthcare providers, and develop our technology platform. We intend to continue scaling our business to increase our Client, member, and provider bases, broaden the scope of services we offer, and expand our applications of technology through which members can access our services. Accordingly, we anticipate that cost of revenue (exclusive of depreciation and amortization, which is shown separately) and operating expenses may continue to increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors and cash flow needs, we may need to raise additional capital through debt or equity financings to fund our operations, and such capital may not be available on reasonable terms, if at all.

A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the years ended December 31, 2022 and 2021, our top ten Clients by revenue accounted for 19.2% and 21.8% of our total revenue, respectively. The loss of any of our key Clients, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, profitability, and our reputation. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and members.

We may incur additional non-cash impairment charges for our goodwill or non-cash impairment charges for our other intangible assets which would negatively impact our operating results.

As of December 31, 2022, our balance of goodwill was $1.1 billion. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. We experienced a pair of triggering events in 2022 due to sustained decreases in our share price, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles, first as of March 31, 2022, and again as of June 30, 2022. As a result of these assessments, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but we recorded a $6.6 billion non-deductible goodwill impairment charge (or $40.88 per basic and diluted share) in the quarter ended March 31, 2022 and an additional $3.0 billion non-deductible goodwill impairment charge (or $18.77 per basic and diluted share) in the quarter ended June 30, 2022.

On October 1, 2022, we reorganized our reporting structure to include two reportable segments, Integrated Care and BetterHelp, which also represent reporting units for purposes of assessing goodwill. We performed our annual impairment test consistent with the rules set forth under ASC 350, “Intangibles—Goodwill and Other,” performing an initial test on our then-existing reporting unit. The impairment test utilized our latest estimates of projected cash flows, including revenues, margin, and capital expenditures, as well as current market assumptions for the discount rate and revenue multiples, to reflect current market conditions and risk assessments. Based on the result of the impairment test, we recognized an additional $2.6 billion non-deductible goodwill impairment charge, driven significantly by a decline in projected cash flows. Following this impairment, we reassigned the remaining $2.2 billion to our new reporting units using a relative fair value allocation approach. We performed tests of the asset groups identified for the purposes of testing the recoverability of each reporting unit’s definite-lived intangibles and other long-lived assets, which was passed by a significant margin. Lastly, a post allocation goodwill impairment test on each of our reporting units was performed, the result of which was the recognition of an additional $1.1 billion of impairment on the goodwill assigned to our Integrated Care reporting unit. The $3.8 billion (or $23.37 per basic and diluted share) non-cash charges in the quarter ended December 31, 2022 had no impact on the provision for income taxes.

In the event there are further adverse changes in our projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill or non-cash impairment charges to our other intangibles and/or long-lived assets. Such non-cash charges could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.

For additional information, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Estimates and Policies – Goodwill and Other Intangible Assets – Goodwill Impairment Charge.”

Risks Related to Our Business and Industry

The virtual care market is immature and volatile, and if it does not continue to develop, if it develops more slowly than we expect, if it encounters negative publicity, or if our solutions do not drive member engagement, the growth of our business will be harmed.

The virtual care market is relatively new and unproven, and it is uncertain whether it will continue to achieve and sustain high levels of demand, consumer acceptance, and market adoption. The COVID-19 pandemic increased utilization of virtual care services, but it is uncertain whether such increase in demand will continue. Our success will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to continue to demonstrate the value of virtual care to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solutions, or the virtual care market as a whole, could limit market acceptance of our solutions. If our Clients or members do not perceive the benefits of our solutions, or if our solutions do not drive member engagement, then our market may not continue to develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of virtual care could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.

The impact of potential changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition, and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory, and other influences. The Patient Protection and Affordable Care Act (“PPACA”) made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the U.S. PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud, waste, and abuse laws, and encouraged the use of information technology.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and due to subsequent legislative amendments, will stay in effect through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect Client and member demand and affordability for our solutions and, accordingly, our business, financial condition, and results of operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

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

The virtual care market is competitive, and we expect it to continue to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the virtual care industry for our solutions from a range of companies, including specialized software and solution providers that offer competitive solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Aside from other competing virtual care companies and smaller industry participants, we also face competition from companies that offer solutions for mental health and management of chronic conditions, and enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies. In addition, large, well-financed health plans, technology companies and retailers have in some cases developed or acquired their own tools and may provide these solutions to their customers at discounted prices. Competition from these parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability, and market share. Increased competition has also resulted in elongated sales cycles for certain products, including chronic condition management solutions, which may continue to reduce our growth and could negatively impact our sales, profitability, and market share.

Some of our competitors may have, or new competitors or alliances may emerge that have, greater name recognition, a larger customer base, longer operating histories, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our markets, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential Clients or members may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete, our business, financial condition, and results of operations would be materially adversely affected.

The COVID-19 pandemic or other similar epidemics or adverse public health developments could cause disruptions and adversely impact our business and operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The spread of COVID-19, including new variants, has disrupted and may continue to disrupt the normal operations of many businesses, including ours. Additionally, recent cost inflation and supply chain disruptions stemming from the pandemic have led to higher material costs, which we may not be able to successfully offset.

The COVID-19 pandemic increased utilization of our virtual care services, but it is uncertain whether such increase in demand will continue. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact and severity of new variants, impact on our Clients and members, impact on our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted. The economic effects of the COVID-19 pandemic and economic conditions have financially constrained some of our prospective and existing Clients’ and members’ healthcare spending and may continue to do so, which may negatively impact our ability to acquire new Clients and members and our ability to renew subscriptions with or sell additional solutions to our existing Clients and members. We also may experience increased member attrition to the extent our existing Clients reduce their respective workforces in response to economic conditions. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic or economic effects may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected, and any resulting economic impact may materially and adversely affect our business, financial condition, and results of operations as well as those of our customers.

It is not possible for us to accurately predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, financial condition, and results of operations at this time, but such effects may be material. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in this Form 10-K, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

If our existing Clients do not continue or renew their contracts with us, renew at lower fee levels, or decline to purchase additional applications and services from us, or if our individual members do not renew their purchase of our solutions, it could have a material adverse effect on our business, financial condition, and results of operations.

We expect to derive a significant portion of our revenue from the renewal of existing Client contracts and sales of additional applications and services to existing Clients. As part of our growth strategy, for instance, we have focused on expanding our services amongst current Clients. As a result, selling additional applications and services are critical to our future business, revenue growth, and results of operations.

Factors that may affect our ability to sell additional applications and services include, but are not limited to, the following:

•the price, performance, and functionality of our solutions;

•the availability, price, performance, and functionality of competing solutions;

•our ability to develop and sell complementary applications and services;

•the stability, performance, and security of our products and solutions;

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

Similarly, individual members who utilize our BetterHelp services have no obligation to renew their subscriptions. Failure of such members to renew their subscriptions could cause the revenue of our BetterHelp segment to decline or constrain future growth.

Failure to successfully execute on the terms of our contracts could result in significant harm to our business.

Our ability to grow and expand our business is contingent upon our ability to achieve desired performance metrics, cost savings, and/or clinical outcomes improvements under our existing contracts and to favorably resolve contract billing and interpretation issues with our Clients. Some of our contracts place a portion of our fees at risk or provide for gain share opportunity based on achieving such metrics, savings, and/or improvements. We cannot guarantee that we will achieve and reach mutual agreement with Clients with respect to contractually required performance metrics, cost savings and/or clinical outcomes improvements under our contracts within the expected time frames. Unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services could adversely affect our ability to achieve desired performance metrics, cost savings, and clinical outcomes. Our inability to meet or exceed the targets under our Client contracts could have a material adverse effect on our business and results of operations. Also, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

In addition, certain of our contracts are increasing in complexity, requiring integration of data, systems, people, programs and services, the execution of sophisticated business activities, and the delivery of a broad array of services to large numbers of people who may be geographically dispersed. The failure to successfully manage and execute the terms of these agreements could result in the loss of fees and/or contracts and could adversely affect our business and results of operations.

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

The number of individuals employed by some of our Clients has decreased, and the number of individuals employed by our Clients may in the future decrease, as a result of economic conditions, which could negatively impact our revenue. If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, for any reason, our revenue will likely decrease.

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

If our applications and services are not adopted by our Clients or members, or if we fail to innovate and develop new applications and services that are adopted by our Clients or members, our revenue and results of operations will be adversely affected.

Our longer-term results of operations and continued growth will depend in part on our ability to successfully develop and market new applications and services that our Clients and members want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development and acquisitions to enhance our existing solutions and introduce new high-quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and members do not value such new applications, it could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solutions and services on a timely basis, we may lose Clients or members. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients and members, appropriately timed with market opportunity, or effectively brought to market.

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

Our success will also depend on the availability of our mobile apps in app stores and in “super-app” environments, and the creation, maintenance, and development of relationships with key participants in related industries, some of which may also be our competitors. In addition, if the accessibility of various apps is limited by government actions, the full functionality of devices may not be available to our members. Moreover, third-party platforms, services, and offerings are constantly evolving, and we may not be able to modify our platform to assure its compatibility with those of third parties. If we lose such interoperability, we experience difficulties or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our business, financial condition, and results of operations could be materially adversely affected. This risk may be exacerbated by the frequency with which individuals change or upgrade their devices. In the event individuals choose devices that do not already include or support our platform or do not install our mobile apps when they change or upgrade their devices, our member engagement may be harmed.

A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may render our virtual care solutions obsolete or require us to expend significant resources to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation, and is currently undergoing significant change. Changes in our industry, for example, away from high deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our solutions being less desirable or relevant.

For example, we currently derive the majority of our revenue in our Integrated Care segment from sales to Clients that purchase healthcare for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solutions depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies, individuals, or government agencies. In such a case, our business, financial condition, and results of operations would be adversely affected.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations, and employees, and we anticipate that our operations will continue to expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems, and controls. We recently embarked on a transformation initiative to upgrade our customer relationship management (“CRM”) and enterprise resources planning (“ERP”) systems in connection with our acquisition and integration activities. We must also attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, finance and accounting personnel, and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

Failure to effectively manage our growth could also lead us to overinvest or underinvest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain Clients and members.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, health savings account, and other benefits platforms to deliver our solutions to their consumers. Identifying partners and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, financial condition, and results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased Client use of our applications or increased revenue.

Our business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition, and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified providers, and demand for such providers in both our Integrated Care and BetterHelp businesses has become increasingly competitive. In order to ensure predictable availability of providers and a consistent member experience, we expect that the THMG Association will hire more providers and rely less on contractors. If we are unable to recruit and retain board-certified physicians, mental health providers, and other healthcare professionals, or unable to augment our or the THMG Association’s employee base with contractors to meet resource needs, it would adversely affect our business, financial condition, results of operations, and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our Clients and members, or difficulty meeting regulatory or accreditation requirements.

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

We believe that our future growth will depend on the continued development of our direct sales force and our ability to obtain new Clients and to manage our existing Client base. Identifying and recruiting qualified personnel and training them requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer, and our growth will be impeded.

Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation varies widely by Client and solution, ranging from a number of days to approximately 24 months. Business interruptions caused by current economic conditions have and may continue to delay or lengthen some of our Clients’ sales cycles. Some of our Clients undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. For example, this has occurred and may continue to occur with respect to our chronic condition management solutions. Our sales efforts involve educating our Clients about the use, technical capabilities, and potential benefits of our solutions. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. Moreover, our large enterprise Clients often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these Clients will deploy our solutions widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex Client needs, higher upfront sales costs, and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories, and market additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition, and results of operations.

Economic uncertainties or downturns in the general economy or the industries in which we or our Clients operate could disproportionately affect the demand for our solutions and negatively impact our business, financial condition and results of operations.

Economic downturns, market volatility, inflation and uncertainty make it potentially very difficult for our Clients and us to accurately forecast and plan future business activities. During challenging economic times, our Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Furthermore, we have Clients in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters, including chronic care and mental health solutions. In addition, our Clients may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solutions are perceived by Clients and potential Clients to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our Clients or members.

Similarly, economic conditions may impact the ability of our members to pay for our BetterHelp services, particularly if such services are perceived by members to be discretionary. Any decrease in, or reduction in growth of, the number of paying users who utilize our BetterHelp services would negatively impact our business, financial condition and results of operations.

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

Our quarterly results of operations, including our revenue, gross profit, net loss, and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•the addition or loss of large Clients, including through acquisitions or consolidations of such Clients;

•	seasonal and other variations in the timing of the sales of our services or the cost of BetterHelp customer acquisitions, as discussed above;

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable Client implementation timelines and performance guarantees;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our members;

•	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, Clients, or strategic partners;

•Client renewal rates and the timing and terms of Client renewals;

•the mix of applications and services sold during a period;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill and/or intangible assets; and

•	changes in the value or useful lives of our assets.

We are particularly subject to fluctuations in our quarterly results of operations because the costs associated with entering into Client contracts are generally incurred up front, while we generally recognize revenue over the term of the contract. Further, most of our Integrated Care revenue in any given quarter is derived from contracts entered into with our Clients during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solutions, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our access fee model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, with the exception of the first quarter during peak benefits enrollment, as revenue from new Clients must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

We depend on a limited number of third-party suppliers for certain components of our medical devices, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We utilize sole source contract manufacturing vendors to build and assemble our medical device products. The hardware components included in such devices are sourced from various suppliers by the manufacturers thereof and are principally industry standard parts and components that are available from multiple vendors. Quality or performance failures of the devices or changes in the contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our Clients and members and thereby have a material adverse impact on our business, financial condition, and results of operations.

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

We do not have long-term supply agreements with our suppliers and, in many cases, we make our purchases on a purchase order basis. Under our supply agreements, we have no obligation to buy any given quantity of products, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of products. As a result, our ability to purchase adequate quantities of our products may be limited. Additionally, our suppliers may encounter problems that limit their ability to supply products to us, including financial difficulties, labor shortages, shutdowns related to the COVID-19 pandemic, shipping delays, or damage to their manufacturing equipment or facilities. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose Clients or members, our reputation may be harmed, and our business could suffer. For certain of our contracts, we have obligations to provide a blood glucose meter and other supplies to new members within a certain specified period of time, and/or to provide replacements for defective blood glucose meters within a certain specified period of time. If we are regularly unable to meet those obligations, our channel partners, resellers, or Clients may decide to terminate their contracts.

Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Moreover, we may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us, including as a result of supply chain disruptions caused by the COVID-19 pandemic and resulting economic conditions. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solutions, our quality control standards, and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration (the “FDA”) or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures, or civil penalties. It could also require us to cease using the components, seek alternative components or technologies, and modify our solutions to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our business, financial condition, and results of operations.

Our international operations pose certain political, legal and compliance, operational, regulatory, economic, and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase.

Our international business is subject to political, legal and compliance, operational, regulatory, economic, and other risks resulting from differing legal and regulatory requirements, political, social, and economic conditions and unforeseeable developments in a variety of jurisdictions. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets, and pricing constraints. Our international solutions need to meet country-specific Client and member preferences as well as country-specific legal requirements, including those related to licensing, virtual care, privacy, data storage, location, protection, and security. Our ability to conduct virtual care services internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial, and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements, and customer arrangements. We earned approximately 13% of revenue internationally in 2022.

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

Our international operations are also subject to particular risks in addition to those faced by our domestic operations, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•	obtaining regulatory approvals or clearances where required for the sale of our solutions, devices, and services in various countries;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;

•	requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy, and data protection laws and regulations;

•	data privacy laws that require that Client and member data be stored and processed in a designated territory;

•	new and different sources of competition and laws and business practices favoring local competitors;

•	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the FCPA and other anti-corruption laws and regulations;

•	changes to economic sanctions laws and regulations;

•	central bank and other restrictions on our ability to repatriate cash from international subsidiaries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, economic instability, and inflationary conditions, which could make our solutions more expensive or increase our costs of doing business in certain countries;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting burdens and complexities;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	political unrest, war, terrorism, economic instability, curtailment of trade, epidemics (including the COVID-19 pandemic), or regional natural disasters, particularly in areas in which we have facilities.

For example, the conflict in Ukraine and the surrounding region has led to disruption, instability, and volatility in global markets, increased inflation and further disrupted supply chains. We also have employees and/or contractors in Ukraine and surrounding countries, including Belarus, primarily focused on technology development, and they and our development efforts have been disrupted, and any further disruptions could impact our operations.

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

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. However, competition in the job market is intense for a limited pool of qualified professionals. Inability to meet the ever-increasing expenses (salaries, benefits and technology costs, and talent inflation) of attracting and retaining talent may threaten our ability to provide the staffing resources needed to execute our growth strategy. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications, in particular software engineers and product managers. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solutions and attracting new Clients and members. Our brand promotion activities may not generate Client or member awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain Clients or members necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad Client and member adoption of our solutions.

In addition, unfavorable publicity regarding, among others, us, our business, our solutions, the healthcare industry, litigation or regulatory activity, our data privacy, or data security practices, or those of other participants in our industry, could materially adversely affect our reputation. From time to time, news media outlets have provided negative coverage regarding virtual care and privacy practices, in particular related to BetterHelp. Any negative media coverage or public perceptions about our brand, regardless of the accuracy of such reporting or perceptions, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain Clients, members or employees, and result in decreased revenue, which could materially adversely affect our business, financial condition and results of operations.

Our BetterHelp marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely affect our business, financial condition, results of operations, and cash flows.

BetterHelp represents a significant portion of our overall business and has been rapidly growing in recent years. We spend significant resources marketing this service. Any decrease in the amount or effectiveness of our BetterHelp marketing efforts could lead to lower revenue or growth and profitability of this business.

In addition, we rely on relationships for our BetterHelp business with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. Also, in connection with the launch of new services or products for our BetterHelp business, we may spend a significant amount of resources on marketing. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of individuals visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In order to support the growth of our business, we have and may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2022 and 2021, our net cash provided by operating activities was $189.3 million and $194.0 million, respectively. As of December 31, 2022, we had $918.2 million of cash and cash equivalents which are held for working capital purposes. As of December 31, 2022, we had outstanding $1,000.0 million of 1.25% convertible senior notes due 2027 (the “2027 Notes”) and $0.7 million of 1.375% convertible senior notes due 2025 (the “2025 Notes,” and together with the 2027 Notes, the “Notes”). As of December 31, 2022, Livongo Health, Inc. (“Livongo”) also had outstanding $550.0 million of 0.875% convertible senior notes due 2025 (the “Livongo Notes”), and we had agreed to guarantee Livongo’s obligations under the Livongo Notes. On January 1, 2023, we assumed all of Livongo’s rights and obligations under the Livongo Notes.

We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and the Livongo Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our business, financial condition, and results of operations. We may settle conversions of the Notes and the Livongo Notes through payment or delivery, as the case may be, of cash, shares of our common stock, or a combination of cash and shares of our common stock. The amount of cash paid, or number of shares delivered, in connection with any conversion may be material and could result in a significant depletion in the cash available to fund our operations or significant dilution to our stockholders.

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

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including any continued expansion of our business outside the U.S., may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. In the event we are unable to offset these risks, there may be a material adverse impact on our business, financial condition, and results of operations. In appropriate circumstances where we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Even where we implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, costs to implement the strategies, and potential accounting implications. Nevertheless, exchange rate fluctuations may either increase or decrease our revenues and expenses as reported in U.S. dollars. Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, financial condition, and results of operations.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition, and results of operations.

Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), war (including the conflict in Ukraine), and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our Clients and members would be impaired or we could lose critical data. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition and results of operations and harm our reputation. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or material adverse effects on our business.

Risks Related to Information Technology

We rely on data center providers, internet infrastructure, bandwidth providers, third-party computer hardware and software, network and cloud service providers, other third parties and our own systems for providing services to our Clients and members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with Clients and members, adversely affecting our brand and our business, financial condition and results of operations.

We serve all of our Clients and members leveraging a multi-cloud architecture using leading multinational vendors. The actual instances are geographically diverse to insulate our applications from local failures and have an additional layer of redundancy provided by company-managed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our Clients and members. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial or business actions by our cloud vendors, third-party data centers operators, or any of the service providers with whom we or they contract may have negative effects on our business, financial condition, and results of operations, the nature and extent of which are difficult to predict. These financial or business actions may include bankruptcy declarations or decisions to acquire or develop products that compete directly with our solutions. Should they compete against us, we may be at a disadvantage because they may gain additional insights into our system by analyzing our cloud traffic on their services.

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

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services in connection with third-party technology and information services may reduce our revenue, cause us to issue refunds to Clients or members for prepaid and unused subscription services, subject us to potential liability, or adversely affect Client or member renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

Our ability to rely on these services of third-party vendors could be impaired as a result of the failure of such providers to comply with applicable laws, regulations, and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses, cyber incidents, and similar disruptive problems, fire, flood, and natural disasters. Any such failure or event could adversely affect our relationships with our Clients and members and damage our reputation. This could materially and adversely impact our business, financial condition, and results of operations.

If our or our vendors’ security measures fail or are breached and unauthorized access to a Client's or member’s data is obtained, or if a competitor gains a competitive edge through its investments in security programs, then our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, Clients, and members.

Our services involve the storage and transmission of Clients’ and our members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, Clients, members and others, as well as the PHI of our members. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. While we have security measures in place, we have experienced cybersecurity incidents in the past. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive Client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our Clients or members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect Client, member, or investor confidence in us, and reduce the demand for our services from existing and potential Clients or members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Applicable data protection laws, privacy policies, or data protection obligations may require us to notify affected individuals, regulators, customers, credit reporting agencies, and others in the event of a security breach. Members about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable data protection laws, privacy policies, and data protection obligations. Claims that we have violated individuals’ privacy rights or breached our data protection obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Also, the threat of ransomware has quickly escalated from a small, isolated incident to that of large-scale business disruption and data breach. A successful attack could shut down our ability to provide our services for an extended period of time, the result of which would be the loss of revenue, potential fines and costs associated with data loss, as well as a blemished reputation that could hinder our ability to retain and attract Clients and members.

In addition, our competitors may possess greater financial resources to invest in their security programs, leading to advanced data protection capabilities which could be perceived as a point of competitive differentiation. This potential competitive differentiation could put us at a relative disadvantage to such competitors and hinder our ability to retain and attract Clients and members.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business, financial condition, and results of operations.

Our application platform provides our members and providers with the ability to, among other things: register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); conduct a visit (via video or phone); use our devices to collect health information; and initiate an expert medical service. Proprietary software development is time consuming, expensive, and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve Client or member expectations in terms of performance, Clients or members could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain Clients and members.

Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects, or errors in our existing or new software and applications and services may arise in the future and may result from interface of our solutions with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation, and increased service and maintenance costs. Defects or errors may discourage existing or potential Clients or members from purchasing our solutions from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition, and results of operations.

If we cannot implement our solutions for Clients, enroll members or resolve any technical issues in a timely manner, we may lose Clients or members and our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Clients and members depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as we increase the size of our Client and membership bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, we may be unable to provide satisfactory support services to our members. Further, if we are unable to address members’ needs in a timely fashion or further develop and enhance our solution, or if a Client or member is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and Clients’ and members’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such Clients. These Clients may not renew their contracts, seek to terminate their relationship with us, or renew on less favorable terms, or members may not renew their subscriptions to our BetterHelp services. Moreover, negative publicity related to our Client or member relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective Clients or members. If any of these were to occur, our revenue may decline and our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Government Regulation

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct our business in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing virtual healthcare, the practice of medicine, and healthcare delivery in general in such location which are subject to changing political, regulatory, and other influences. With respect to virtual care services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in litigation and the suspension or modification of our virtual care operations in certain states. With respect to expert medical services, we believe that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, and (in the case of non-U.S. jurisdictions) the relevant regulatory and legal authorities, each with broad discretion.

In addition, our BetterHelp business and the industry as a whole has come under increasing scrutiny from government regulators in recent years, including as a result of the industry’s growing profile due to the COVID-19 pandemic. For example, see Note 19. “Legal Matters,” to the consolidated financial statements for additional information regarding a Civil Investigative Demand received from the FTC. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the laws. Additionally, it is possible that the laws and rules governing the practice of medicine, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We do not own THMG, which is a 100% physician owned independent entity, or the professional corporations with which it contracts. THMG and the other professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with THMG, or among THMG and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud, waste, and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with THMG could have a material adverse effect on our business, financial condition, and results of operations.

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

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may allege or determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solutions’ attractiveness to our Clients, members or providers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition, and results of operations could be materially adversely affected.

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

To enforce compliance with the federal laws, the U.S. Department of Justice, the OIG and other governmental agencies have increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and minimum penalties per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud, waste, and abuse laws.

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

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA-covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that has more than a low probability of compromising the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI and other personal data. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity, and liability. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our business, financial condition, and results of operations. For example, U.S. states have begun to introduce more comprehensive data protection laws. The CCPA went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance-related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the CPRA went into effect on January 1, 2023 and significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Numerous states have enacted, or are currently reviewing, legislation that is similar to the CCPA and/or CPRA. For example, Virginia passed the Virginia Consumer Data Protect Act in March 2021, which became effective on January 1, 2023. At least three more states have laws scheduled to become effective in 2023, including Colorado, Connecticut and Utah. There are also active bills going through the legislative process in many more states. In July 2022, a draft of the American Data Privacy and Protection Act (“ADPPA”) was released and would be a comprehensive federal data privacy law that would seek to ease the burden of a patchwork of overlapping but different state laws. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply.

New health information standards, whether implemented pursuant to HIPAA, congressional action, or otherwise, could have a significant effect on the manner in which we must handle healthcare-related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions and our reputation could be harmed.

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

We outsource important aspects of the storage and transmission of Client and member information, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle Client and member information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of Client and members’ proprietary and protected health information.

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

We engage in digital marketing which has come under additional scrutiny by the FTC and state regulators. If our practices are deemed to have been unlawful or deceptive or potentially a violation of FTC requirements, it could lead to significant liabilities and consequences including, without limitation, costs of responding to investigations, defending against litigation, including class action suits, settling claims, complying with regulatory or court orders, and managing public relations and Client and member concerns associated with such violations. For example, see Note 19. “Legal Matters,” to the consolidated financial statements for additional information regarding a Civil Investigative Demand received from the FTC.

We also send short message service (“SMS”) text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for our company since they are governed by the Telephone Consumer Protection Act, which allows for class action lawsuits and is enforced by the Federal Communications Commission. Numerous class action suits under federal and state laws have been filed against companies that conduct SMS texting programs, with many resulting in multi-million-dollar settlements for the plaintiffs. Any such future litigation against us could be costly and time-consuming to defend.

Further, there are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure, and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations, and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €10,000,000 or up to 2% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the data protection rules imposed by the GDPR we may be required to put in place additional mechanisms to ensure compliance. In addition, privacy laws are developing quickly in other jurisdictions where we operate, which impose similar accountability, transparency, and security obligations. These additional privacy law obligations may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the U.S. If one or more of the legal bases for transferring PII from Europe to the U.S. is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders, or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

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

Our medical device operations are subject to FDA and other similar foreign regulatory requirements.

We are regulated by the FDA and other foreign regulatory agencies as a medical device manufacturer, and the medical devices that we distribute are subject to extensive regulation. As we continue to expand the sales of our medical devices internationally, we will also become subject to similar regulations by other foreign governments. Government regulations specific to medical devices are wide ranging and govern, among other things:

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

Before a new medical device or a new intended use for a device in commercial distribution can be marketed in the U.S., a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the Food, Drug, and Cosmetic Act or approval of a premarket approval (“PMA”) application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction may require the submission and approval by the FDA of a PMA application. The FDA’s 510(k) clearance process usually takes approximately six months on average but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances could have a material adverse effect on our business, financial condition, and results of operations. Material modifications to the intended use or technological characteristics of our devices may also require new 510(k) clearances or premarket approvals prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained.

Although some jurisdictions outside of the U.S. may accept FDA approval as a basis for regulatory approval, many have their own requirements in order for a device to be marketed. In order to market our products in those countries, we would need to submit the appropriate applications and meet the requirements set by those regulatory agencies. As is the case in the U.S., the failure to comply with regulatory requirements in foreign jurisdictions could subject us to possible legal or regulatory action, and any such failure or delay in obtaining necessary licenses or approvals could restrict or delay our ability to sell our devices and solutions in those jurisdictions. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a us to enter into supply contracts, including government contracts.

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

The FDA and the FTC also regulate the advertising and promotion of our solutions and services to ensure that the claims we make are consistent with our regulatory clearances and approvals, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

If we or our third-party suppliers fail to comply with the FDA’s Quality Systems Regulation or similar foreign regulations, our ability to distribute medical devices that are provided to members as part of our solutions could be impaired.

We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and similar foreign regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of medical devices that we distribute. The FDA and foreign regulators audit compliance with the QSR and similar foreign regulations through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA or foreign regulators may impose inspections or audits at any time. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and our third-party suppliers. Similarly, foreign regulators could take action to suspend or withdraw any certifications or licenses required to do business in such jurisdiction. Any of the foregoing actions could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to comply with the anti-corruption, trade compliance, and economic sanctions laws and regulations of the U.S. and applicable international jurisdictions could materially adversely affect our reputation, business, financial condition, and results of operations.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the U.S. (including the FCPA) and the United Kingdom (including the U.K. Bribery Act) and similar laws in other jurisdictions. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. Where they apply, the FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees, and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing, or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the U.K. Bribery Act. Implementing our compliance policies, internal controls, and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial, and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability, and location of our global infrastructure and make appropriate changes and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation, and/or long-term growth.

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury's Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the U.S. may be subject to certain regulatory prohibitions, restrictions, or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the U.S. exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls, and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, and results of operations.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright, and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees, consultants, and certain of our contractors to execute confidentiality and assignment of inventions agreements. These laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions. Policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. In addition, the laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights. Companies in the internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim could have a material adverse effect on our business, financial condition, and results of operations. We expect that we may in the future receive notices that claim we or our Clients using our solutions have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention, and resources, damage our reputation and brand, and substantially harm our business.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which can result in the risk of impairment over time. For example, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Estimates and Policies- Goodwill and Other Intangible Assets- Goodwill Impairment Charge” for information regarding recent goodwill impairment charges.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. For example, shares of our common stock were issued in connection with the acquisitions of Livongo and InTouch Technologies, Inc. (“InTouch”). In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may suffer.

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

The initial anticipated cost savings, synergies and other benefits of the merger assume a successful integration of the companies and are based on projections and other assumptions, which are inherently uncertain. Even if integration is successful, anticipated cost savings, synergies and other benefits may not be achieved and may be difficult to quantify.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. In addition, the trading price of our common stock has been, and could continue to be, subject to wide fluctuations. The price at which our stock trades depends on a number of factors, many of which are beyond our control. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including whether you will achieve any capital appreciation.

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

We lease office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2028. We lease additional office space in the U.S. and other foreign locations. We have reduced our footprint in recent months reflecting post-pandemic remote work changes. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 19. “Legal Matters,” to the consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TDOC”.

Holders

On February 15, 2023, there were 91 shareholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Five-Year Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative total return of the Russell 2000 Composite Index, the S&P 500 Health Care Index, and S&P 500 Index for each of the five fiscal years ended December 31, 2022, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends in Teladoc Health Common Stock and in each index. As a result of the declines in our market capitalization, we determined that the Russell 2000 Composite Index is a more appropriate benchmark to use because it is more representative of companies with market capitalizations comparable to ours. As such, we have replaced the S&P 500 Index with the Russell 2000 Composite Index but will continue to present the return of the S&P 500 Index in the graph to aid in comparison for this transition year. The indexes are included for comparative purposes only. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	[Reserved]

Not applicable.

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

We were founded on a simple, yet revolutionary idea: that everyone should have access to the best healthcare, anywhere in the world on their terms. Today, we have a vision of making virtual care the first step on any healthcare journey, and we are delivering on this mission by providing whole person virtual care that includes primary care, mental health, chronic condition management, and more.

In the fourth quarter of 2022, we adopted a new organizational and reporting structure based on two operating segments, Integrated Care and BetterHelp. As a result of these changes, the segment information for the prior periods has been provided herein summarizing the significant factors affecting our results of operations and financial condition for the year ended December 31, 2022. This presentation reflects how management now allocates resources and assesses performance. See Note 20. “Segment Information,” to the consolidated financial statements for further information about our reportable segments.

We believe that favorable existing secular trends in the healthcare industry were accelerated by the impacts of the COVID-19 pandemic, driving greater consumer awareness and use of virtual care and increased adoption by employers, health plans, hospitals and health systems, healthcare providers, and individuals. In combination with the expansion of our capabilities, we believe that these trends present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that deliver convenient, affordable, and high-quality care; empower individuals to manage and improve their health; and enable providers to offer their best care for their patients.

Revenue

We have a demonstrated track record of driving growth both organically and through acquisitions. For the year ended December 31, 2022, we increased revenue 18% to $2,406.8 million, reflecting a 21% increase in revenue derived from access fees, primarily from BetterHelp. In 2021, revenue increased 86% to $2,032.7 million, which included an incremental $500.0 million from acquired businesses.

For the year ended December 31, 2022, 87% and 13% of our revenue was derived from access fees and other revenues, respectively. For the year ended December 31, 2021, 86% and 14% of our revenue was derived from access fees and other revenues, respectively.

Acquisition History

We have scaled and intend to continue to scale our platform through the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded our distribution capabilities and broadened our service offering.

On October 30, 2020, we completed the merger with Livongo, a leading provider to empower people with chronic conditions to live better and healthier lives.

On July 1, 2020, we completed the acquisition of InTouch, a leading provider of enterprise telehealth solutions for hospitals and health systems.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 5.8 million to 83.3 million at December 31, 2022, compared to the same period in 2021.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 16% to 1.02 million at December 31, 2022, compared to 0.88 million at December 31, 2021.

Average Revenue Per U.S. Integrated Care Member. Average revenue per U.S. Integrated Care member measures the average amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average revenue per U.S. Integrated Care member decreased to $1.42 in the year ended December 31, 2022, from $1.46 in the same period in 2021, primarily due to the impact of new members onboarded over the course of year.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the global number of paid users who used our BetterHelp mental health services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the increasing market adoption of BetterHelp, the growth of that business, and future revenue potential. Our ability to efficiently reach new potential paying users through various advertising channels helped us to increase BetterHelp paying users by 37% to 0.42 million as of December 31, 2022, compared to 0.31 million as of December 31, 2021.

As it relates to the Company:

Seasonality. Our business has historically been subject to seasonality. In our Integrated Care segment, as a result of many Clients’ introduction of new services at the start of each year a concentration of our new Client contracts has an effective date of January 1. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. As a result of seasonal cold and flu trends, we historically have experienced our highest level of visit and other fee revenue during the first and fourth quarters of each year.

Due to the higher cost of customer acquisition during the end-of-year holiday season, our BetterHelp segment has historically reduced marketing activity during the fourth quarter. As a result of this dynamic we have typically experienced fewer new member additions and the strongest operating income performance in the fourth quarter.

Conversely, as marketing activity typically resumes at the start of the year, we typically experience the weakest operating income performance during the first quarter as new customer acquisition and revenue growth lags marketing spend.

During the COVID-19 pandemic in 2021 and 2020, we did not experience the typical seasonality associated with cold and flu outbreaks, nor did we experience the typical seasonality associated with the BetterHelp business. See “Risk Factors—Risks Related to Our Business and Industry—Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.” included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Revenue

We follow the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Accounting Standards Codification (“ASC”) 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to Clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, we satisfy a performance obligation.

As it relates to the Integrated Care segment, we primarily generate virtual healthcare service revenue from contracts with Clients who purchase access to our professional provider network or medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a per-member-per-month access fee as well as certain contracts that also include additional revenue on a per-virtual healthcare visit basis for general medical or other specialty visits, or expert medical service on a per case basis. We also have certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits. For our BetterHelp product, members purchase access to our professional provider network for an access fee.

Revenues are also generated from contracts with Clients for our chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a per-participant-per-month model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to our web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and we recognize revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active members are aligned.

Revenue is also generated from contracts with Clients in hospital and health systems for the sale and rental of equipment consisting of virtual healthcare devices which allow physicians to access our hosted virtual healthcare platform. These contracts also include multiple performance obligations, and we determine the standalone selling prices based on overall pricing objectives. In some arrangements, our devices are rented to certain qualified Clients that qualify as either sales-type lease or operating lease arrangements and are subject to lease accounting guidance.

We record access fees from Clients accessing our professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with our hosted virtual healthcare platform. Visit and other revenues are reported as “Other” revenue in our consolidated financial statements.

Our Client agreements generally have a term of one to three years. The majority of Clients have a term of one year and renew their contracts following their first year of services. Revenues are recognized when we satisfy our performance obligation to stand ready to provide virtual healthcare services which occurs when our Clients and members have access to and obtain control of the virtual healthcare service or platform.

For contracts where revenue is generated on a per healthcare visit basis, revenues are recognized when the visits are completed as we have delivered on our stand ready obligation to provide access. For other revenue, which primarily includes virtual healthcare devices, our performance obligation is satisfied when the equipment is provided to the Client and revenue is recognized at a point in time upon shipment.

Certain of our contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by us for specific service level performance, member satisfaction scores, cost savings guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on our historical performance of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2022, 2021, and 2020, revenue recognized from performance obligations related to prior periods for the changes in transaction price or Client performance guarantees was $4.4 million, $5.6 million, and $1.9 million, respectively.

As it relates to the BetterHelp segment, users purchase mental health or other wellness services for an access fee.

Goodwill

As of December 31, 2022, our balance of goodwill was $1.1 billion, which all related to the BetterHelp segment. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by our publicly quoted share price, below our net book value.

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

To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those we use in our internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin, and operating expense growth rates, capital expenditure estimates as well as a discount rate, and a terminal growth rate. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies.

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

We experienced triggering events in 2022 due to sustained decreases in our share price, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles as of March 31, 2022 and again as of June 30, 2022.

Both impairment assessments in 2022 reflected a 75%/25% allocation between the income and market approaches. We believe the 75% weighting to the income approach continues to be appropriate as it more directly reflects our future growth and profitability expectations. The table below indicates changes in the most significant inputs to our impairment analysis on each testing date related to those triggering events as well as our annual impairment test.

Testing Dates	Reporting Unit	Discount Rate	Peer Group Revenue Multiples (Current Year/Subsequent Year)	Excess of Reporting Unit Fair Value over Carrying Value
March 31, 2022	Consolidated	12.0%	3.5x/3.0x	None
June 30, 2022	Consolidated	16.0%	2.0x/1.8x	None
October 1, 2022	Consolidated, Pre-reassignment	12.5%	1.65x/1.5x	None, Pre-reassignment
October 1, 2022	Teladoc Health Integrated Care	12.0%	1.2x/1.0x	No remaining goodwill
October 1, 2022	BetterHelp	13.5%	1.6x/1.3x	Significant amount

In March 2022, we updated the projected long-range cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in a higher discount rate, and selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but we recorded a $6.6 billion non-deductible goodwill impairment charge (or $40.88 per basic and diluted share) in the quarter ended March 31, 2022. The non-cash charges had no impact on the provision for income taxes.

As of June 30, 2022, we updated valuation assumptions. The discount rate was increased for a company risk premium to reflect the current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets but resulted in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.77 per basic and diluted share). The non-cash charges had no impact on the provision for income taxes.

On October 1, 2022, we reorganized our reporting structure to include two reportable segments, Teladoc Health Integrated Care and BetterHelp, which also represent reporting units for purposes of assessing goodwill. We performed our annual impairment test consistent with the rules set forth under ASC 350, “Intangibles—Goodwill and Other,” performing an initial test on our then-existing reporting unit. The impairment test utilized our latest estimates of projected cash flows, including revenues, margin, and capital expenditures, as well as current market assumptions for the discount rate and revenue multiples, to reflect current market conditions and risk assessments. Based on the result of the impairment test, we recognized an additional $2.6 billion non-deductible goodwill impairment charge, driven significantly by a decline in projected cash flows. Following this impairment, we reassigned the remaining $2.2 billion to our new reporting units using a relative fair value allocation approach. We performed tests of the asset groups identified for the purposes of testing the recoverability of each reporting unit’s definite-lived intangibles and other long-lived assets, which was passed by a significant margin. Lastly, a post allocation goodwill impairment test on each of the reporting units was performed, the result of which was the recognition of an additional $1.1 billion of impairment on the goodwill assigned to our Teladoc Health Integrated Care reporting unit. The $3.8 billion (or $23.37 per basic and diluted share) non-cash charges had no impact on the provision for income taxes.

For the twelve months ended December 31, 2022, a $13.4 billion non-deductible goodwill impairment charge (or $83.01 per basic and diluted share) was recognized. There were no impairment charges recorded for goodwill or definite-lived intangible assets for the years ended December 31, 2021 or 2020.

Other Intangible Assets

Other intangible assets include customer relationships, non-compete agreements, acquired technology, and trademarks resulting from business acquisitions, as well as capitalized software development costs. As of December 31, 2022, the aggregate balance of these assets was $1,836.8 million. We amortize these definite-lived intangible assets over their estimated useful lives as disclosed in Note 9. “Intangible Assets, Net and Certain Cloud Computing Costs” to the consolidated financial statements. We also review the useful lives on a quarterly basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements.

Customer relationships are amortized over a period of two to 20 years in relation to expected future cash flows. The useful lives of the customer relationships are subject to risks and uncertainties including future attrition rates. These considerations include, but are not limited to, the emergence of new competitor offerings, relative competitor pricing and scale, our ability to successfully integrate and manage the acquired customers, our level of success in delivering future innovation, and overall changes in economic and regulatory conditions. Significant changes in any one or a combination of considerations could lead us to update our weighted average attrition rate, which, in turn would impact the assigned useful life and the level of amortization expense recorded for our customer relationship intangibles. For example, a sustained increase in the customer attrition rate related to customers acquired in the Livongo transaction could prompt us to reduce our estimate of the remaining useful life of the customer relationships. Should this occur, a one-year reduction to the estimated life would result in an annual increase in amortization expense of approximately $5 million. Technology is amortized over four to seven years using the straight-line method. Capitalized software development costs are amortized over three to five years using the straight-line method.

Through December 31, 2021, trademarks were amortized over three to 15 years using the straight-line method. Effective January 1, 2022, the useful lives for certain trademarks related to our strategy to integrate and move certain consumer brands under the Teladoc Health brand resulted in decreasing the weighted average useful life of all trademarks at the date of the change from 9.5 years to 7.5 years. This change increased annual amortization by approximately $23.2 million for the year ended December 31, 2022.

Definite-lived intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. As a result of the introduction of segments in the fourth quarter of 2022, a recoverability test for the definite-lived intangible assets was performed and no impairment was identified.

Provision for Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances recorded against deferred tax assets requires significant judgment and use of assumptions, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. To the extent that new information becomes available which causes us to change our judgment regarding the adequacy of existing valuation allowances, such changes to tax liabilities will impact income tax expense in the period in which such determination is made.

Components of Results of Operations

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately)

Cost of revenue (exclusive of depreciation and amortization, which is shown separately) primarily consists of fees paid to the physicians and other health professionals in our provider network; product cost; costs incurred in connection with our provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation), costs related to Client support; provider network, medical records, magnetic resonance imaging, medical lab tests, translation, postage, medical malpractice insurance, and deferred device costs. Cost of revenue includes costs of technology enabling multiple modes of real-time communication, including via web browser, mobile application, voice / telephony, and text. These expenses increase or decrease as the level of revenue changes. Cost of revenue (exclusive of depreciation and amortization, which is shown separately) is driven primarily by the number of general medical visits, expert medical services, and other specialty visits completed in each period and are closely correlated or directly related to delivery of our solutions and monthly access fees. Many of the elements of the cost of revenue (exclusive of depreciation and amortization, which is shown separately) are relatively variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. Cost of revenue (exclusive of depreciation and amortization, which is shown separately) does not include an allocation of depreciation and amortization.

Advertising and Marketing Expenses

Advertising and marketing expenses consist primarily of costs of digital and media advertisements, personnel and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) for our marketing staff and communications materials that are produced for member acquisition and to generate greater awareness and utilization among our Clients and members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs, and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.

We expect our advertising and marketing expenses to increase as we continue to increase the size of our digital and media advertising and marketing operations including member acquisition and engagement activities and expand into new products and markets. Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by promoting our brands through a variety of marketing and public relations activities.

Sales Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, and incentive-based awards, employment taxes, travel and stock-based compensation costs for our employees engaged in sales, account management and sales support in addition to commissions paid to external brokers. Our sales expenses exclude certain allocations of occupancy expense as well as depreciation and amortization. We expect our sales expenses to continue to increase in the short-to-medium-term as we strategically invest to expand our business and to capture an increasing amount of our market opportunity.

Technology and Development Expenses

Technology and development expenses include the costs of operating our on-demand technology infrastructure that are not directly related to changes in revenue or volume of visits, including certain licensed applications, information technology infrastructure, security, and compliance. The technology and development line item also contains amounts charged to expense for research and development, which include costs of new product development, costs to add new features or improve reliability or scalability of existing applications, and other software development and engineering costs to the extent that they are not capitalized. The research and development expenses may enable future revenue growth but are not directly related to current revenues.

Technology and development expenses include personnel and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) for software engineering, information technology infrastructure, security and compliance, product development, and support for our efforts to add new features and ensure the reliability or scalability of our existing solutions. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure (whereas costs directly associated with revenue are presented separately in cost of revenues), and certain licensed applications. Our technology and development expenses exclude capitalized software development costs and depreciation and amortization.

We expect our technology and development expenses to increase as we continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses, including the ability to capitalize software development costs.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) of, and professional fees incurred by our finance, legal and compliance, operations, human resources, clinical, corporate strategy, business development, strategies, quality and executive departments. They also include bank charges, most of the facilities costs including rent, utilities, and facilities maintenance, except for amounts allocated to cost of revenues, as well as therapists recruiting costs, related to BetterHelp, indirect taxes and certain licensed corporate applications. Our general and administrative expenses exclude any allocation of depreciation and amortization.

We expect our general and administrative expenses to increase as we continue to grow our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Acquisition, Integration, and Transformation Costs

Acquisition, integration, and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration, and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our CRM and ERP systems, incurred in connection with our acquisition and integration activities.

Restructuring Costs

Restructuring costs consist primarily of certain lease impairment costs, certain losses related to early lease terminations, and severance.

Depreciation and Amortization

Depreciation and amortization consist primarily of depreciation of fixed assets, amortization of capitalized software development costs, and amortization of acquisition-related intangible assets.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of costs associated with debt refinancing including the write-off of origination and termination financing fees and the redemption/conversion of convertible senior notes.

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

Provision for Income Taxes

Provision for income taxes reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. See above for Critical Estimates and Policies.

EBITDA, Adjusted EBITDA, and Free Cash Flow

To supplement our financial information presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we use earnings before interest, provision for income taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, and free cash flow which are non-U.S. GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.

EBITDA consists of net loss before interest expense, net; other expense (income), net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; and loss on extinguishment of debt. Adjusted EBITDA consists of net loss before interest expense, net; other expense (income), net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; restructuring costs; and acquisition, integration, and transformation costs.

Free cash flow is net cash (used in) provided by operating activities less capital expenditures and capitalized software. Free cash flow reflects an additional way of viewing liquidity that, we believe, when viewed with U.S. GAAP results, provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows.

We believe the above financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA, Adjusted EBITDA, and free cash flow may vary from that of others in our industry. Neither EBITDA, Adjusted EBITDA nor free cash flow should be considered as an alternative to net loss before provision for income taxes, net loss, net loss per share, net cash provided by operating activities or any other performance measures derived in accordance with U.S. GAAP.

EBITDA, Adjusted EBITDA, and free cash flow have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect goodwill impairment;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense on our debt;

●	EBITDA and Adjusted EBITDA eliminate the impact of provision for income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect the loss on extinguishment of debt;

●	EBITDA and Adjusted EBITDA do not reflect other expense (income), net;

●	Adjusted EBITDA does not reflect restructuring costs. Restructuring costs may include certain lease impairment costs, certain losses related to early lease terminations, and severance;

●	Adjusted EBITDA does not reflect significant acquisition, integration, and transformation costs. Acquisition, integration, and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our CRM and ERP systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities;

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

●	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness of these measures as comparative measures.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

We compensate for these limitations by using EBITDA, Adjusted EBITDA, and free cash flow along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include net loss, net loss per share, net cash provided by operating activities, and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA, Adjusted EBITDA, and free cash flow should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2022 and 2021 and the dollar and percentage change between the respective periods (dollars in thousands).

	Year Ended December 31,
	2022	2021	Variance	%
Revenue	$2,406,840	$2,032,707	$374,133	18%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	743,987	650,258	93,729	14%
Operating expenses:
Advertising and marketing	623,536	416,726	206,810	50%
Sales	227,172	250,581	(23,409)	(9)%
Technology and development	333,629	311,884	21,745	7%
General and administrative	449,855	438,007	11,848	3%
Acquisition, integration, and transformation costs	15,620	26,643	(11,023)	(41)%
Restructuring costs	7,416	0	7,416	n/a
Depreciation and amortization	256,027	204,239	51,788	25%
Goodwill impairment	13,402,812	0	13,402,812	n/a
Total expenses	16,060,054	2,298,338	13,761,716	N/M
Loss from operations	(13,653,214)	(265,631)	(13,387,583)	N/M
Loss on extinguishment of debt	0	43,748	(43,748)	(100)%
Other expense (income), net	859	(5,088)	5,947	117%
Interest expense, net	9,270	80,365	(71,095)	(88)%
Loss before provision for income taxes	(13,663,343)	(384,656)	(13,278,687)	N/M
Provision for income taxes	(3,812)	44,137	(47,949)	(109)
Net loss	$(13,659,531)	$(428,793)	$(13,230,738)	N/M
Net loss per share, basic and diluted	$(84.60)	$(2.73)	$(81.87)	N/M

EBITDA (1)	$5,625	$(61,392)	$67,017	109%
Adjusted EBITDA (1)	$246,513	$267,837	$(21,324)	(8)%
(1)	Non-U.S. GAAP Financial Measures.

NM – not meaningful

The following table reconciles net loss, the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(13,659,531)	$(428,793)
Add:
Goodwill impairment	13,402,812	0
Loss on extinguishment of debt	0	43,748
Other expense (income), net	859	(5,088)
Interest expense, net	9,270	80,365
Provision for income taxes	(3,812)	44,137
Depreciation and amortization	256,027	204,239
EBITDA	5,625	(61,392)
Stock-based compensation	217,852	302,586
Acquisition, integration, and transformation costs	15,620	26,643
Restructuring costs	7,416	0
Adjusted EBITDA	$246,513	$267,837

Teladoc Health Integrated Care	$135,153	$144,021
BetterHelp	114,116	121,702
Other	(2,756)	2,114
Adjusted EBITDA	$246,513	$267,837

Revenue. Total revenue was $2,406.8 million for the year ended December 31, 2022, compared to $2,032.7 million for the year ended December 31, 2021, an increase of $374.1 million, or 18%. Total access fees increased $363.6 million, or 21%. By geography, total revenue for the U.S. was $2,101.0 million and for International was $305.8 million for the year ended December 31, 2022, reflecting increases of 18% and 18%, respectively, compared to the year ended December 31, 2021.

Other revenue, which predominately includes visit fees, and to a lesser extent, revenues from the sales of our telehealth solutions for hospitals and health systems. Other revenue totaled $303.0 million during the year ended December 31, 2022, compared to $292.5 million during the year ended December 31, 2021, an increase of $10.5 million, or 4%, driven by an increase in visits that was largely offset by lower revenues from our telehealth solutions for hospitals and health systems due to the roll-off of a legacy development contract.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue was $744.0 million for the year ended December 31, 2022, compared to $650.3 million for the year ended December 31, 2021, an increase of $93.7 million, or 14%, reflecting increased provider fees and physician network operation costs in line with revenue growth, partially offset by various optimization efforts.

Advertising and Marketing Expenses. Advertising and marketing expenses were $623.5 million for the year ended December 31, 2022, compared to $416.7 million for the year ended December 31, 2021, an increase of $206.8 million, or 50%. This increase was substantially driven by higher digital and media advertising in support of BetterHelp, as well as higher engagement member marketing in the Integrated Care segment.

Sales Expenses. Sales expenses were $227.2 million for the year ended December 31, 2022, compared to $250.6 million for the year ended December 31, 2021, a decrease of $23.4 million, or 9%. This decrease substantially reflects the impact from a reduction in stock-based compensation driven primarily by the roll-off of stock-based awards expense related to the Livongo merger, partially offset by higher commission due to higher revenues.

Technology and Development Expenses. Technology and development expenses were $333.6 million for the year ended December 31, 2022, compared to $311.9 million for the year ended December 31, 2021, an increase of $21.7 million, or 7%. The increase was driven by the hiring of additional personnel as well as higher professional fees, staff augmentation costs, software license and hosting costs, and ongoing projects to operate and to continuously improve and optimize our technology portfolio, partially offset by the roll-off of stock-based awards expense related to the Livongo merger.

General and Administrative Expenses. General and administrative expenses were $449.9 million for the year ended December 31, 2022, compared to $438.0 million for the year ended December 31, 2021, an increase of $11.8 million, or 3%. The increase was primarily driven by the overall growth of the business including personnel costs, bank charges, therapist recruiting, certain corporate software license costs, and other professional fees, partially offset by a year-over-year reduction in stock-based compensation driven primarily by the roll-off of stock-based awards expense related to the Livongo merger as well as lower indirect taxes and bad debt expenses.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $15.6 million for the year ended December 31, 2022, primarily consisting of costs to continue to integrate and upgrade our CRM and ERP ecosystem, compared to $26.6 million for the year ended December 31, 2021, a decrease of $11.0 million. The 2021 costs included residual acquisition-related costs associated with the Livongo merger as well as costs associated with integrating and optimizing various operations and systems, including enhancing our CRM and ERP systems.

Restructuring Costs. Restructuring costs were $7.4 million for the year ended December 31, 2022 primarily consisting of losses related to early lease terminations and severance. See Note 14. ‘Restructuring” to the financial statements for additional information related to expected future costs to be incurred in 2023.

Depreciation and Amortization. Depreciation and amortization was $256.0 million for the year ended December 31, 2022, compared to $204.2 million for the year ended December 31, 2021, an increase of $51.8 million, or 25%. The higher expense was primarily due to higher amortization associated with higher capitalized software development costs, and to a lesser extent, additional amortization expense related to the acceleration of the amortization of certain trademarks. As it relates to the acceleration of the useful lives for certain trademarks, this change made effective January, 1, 2022, related to our strategy to integrate and move certain consumer brands under the Teladoc Health brand. This acceleration of amortization resulted in decreasing the weighted average useful life of all trademarks at the date of the change from 9.5 years to 7.5 years. This change increased annual amortization by approximately $23.2 million in 2022.

Goodwill Impairment. We recorded non-cash goodwill impairment charges of $13,402.8 million for the year ended December 31, 2022, following goodwill impairment testings performed as a result of sustained decreases in our publicly quoted share price and our annual testing requirement. The non-cash charges had no impact on the provision for income taxes. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 7. “Goodwill,” to our consolidated financial statements.

Other Expense (Income), Net. Other expense (income), net was $0.9 million for the year ended December 31, 2022, compared to an income of ($5.1) million for the year ended December 31, 2021. The change consisted primarily of a $5.9 million gain on the sale of a non-marketable equity security in 2021 and foreign exchange remeasurements.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our convertible senior notes, offset by interest income from cash and cash equivalents and short-term investments. Interest expense, net was $9.3 million and $80.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease in interest expense, net substantially reflects the adoption of ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which resulted in the elimination of non-cash interest expense associated with the accretion of the recorded debt value to stated value and, to a lesser extent, an increase in interest income of $12.7 million from cash and cash equivalents. Refer to Note 11. “Convertible Senior Notes,” to the consolidated financial statements. The associated non-cash expense was $57.4 million, or $0.37 per share, for the year ended December 31, 2021.

Provision for Income Taxes. We recorded an income tax benefit of $3.8 million for the year ended December 31, 2022, compared to an income tax expense of $44.1 million for the year ended December 31, 2021. The income tax provision for the year ended December 31, 2022 reflects the benefit of the current period operational losses, partially offset by lower tax deductions for stock-based awards that vested in the year due to the declining share price. The goodwill impairment of $13,402.8 million resulted in a non-cash charge, which is not deductible for tax purposes. For the year ended December 31, 2021, we recognized a non-cash income tax expense of $44.1 million substantially all related to additional valuation allowance on excess stock compensation benefits associated with the Livongo merger.

Segment Information

The following tables set forth the results of operations for the relevant segments for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
Teladoc Health Integrated Care	2022	2021	Variance		%
Revenue	$1,373,900	$1,300,878	$73,022		6%
Adjusted EBITDA	$135,153	$144,021	$(8,868)		(6)%
Adjusted EBITDA Margin %	9.8%	11.1%	(123)	bps

Integrated Care total revenues increased by $73.0 million, or 6%, to $1,373.9 million for the year ended December 31, 2022. The increase in net revenues was primarily driven by higher chronic care enrollment and adoption, as well as higher telemedicine product revenue.

Integrated Care Adjusted EBITDA decreased by $8.9 million, or 6%, to $135.2 million for the year ended December 31, 2022, primarily reflecting higher operating expenses, namely technology and development expenses and, to a lesser extent, higher advertising and engagement marketing costs.

	Year Ended December 31,
BetterHelp	2022	2021	Variance		%
Therapy Services	$1,012,574	$720,270	$292,304		41%
Other Wellness Services	7,072	968	6,104		631%
Total Revenue	$1,019,646	$721,238	$298,408		41%
Adjusted EBITDA	$114,116	$121,702	$(7,586)		(6)%
Adjusted EBITDA Margin %	11.2%	16.9%	(568)	bps

BetterHelp total revenues increased by $298.4 million, or 41%, to $1,019.6 million for the year ended December 31, 2022, driven by a 37% increase in average monthly paying users.

BetterHelp Adjusted EBITDA decreased by $7.6 million, or 6%, to $114.1 million for the year ended December 31, 2022, primarily reflecting higher operating expenses, most significantly higher advertising and marketing expenses.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2021 and 2020 and the dollar and percentage change between the respective periods (dollars in thousands):

	Year Ended December 31,
	2021	2020	Variance	%
Revenue	$2,032,707	$1,093,962	$938,745	86%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	650,258	390,829	259,429	66%
Operating expenses:
Advertising and marketing	416,726	226,146	190,580	84%
Sales	250,581	154,052	96,529	63%
Technology and development	311,884	164,941	146,943	89%
General and administrative	438,007	506,684	(68,677)	(14)%
Acquisition and integration related costs	26,643	88,236	(61,593)	(70)%
Depreciation and amortization	204,239	69,495	134,744	194%
Total expenses	2,298,338	1,600,383	697,955	44%
Loss from operations	(265,631)	(506,421)	240,790	(48)%
Loss on extinguishment of debt	43,748	9,077	34,671	382%
Other (income) expense, net	(5,088)	545	(5,633)	NM %
Interest expense, net	80,365	59,950	20,415	34%
Loss before provision for income taxes	(384,656)	(575,993)	191,337	(33)%
Provision for income taxes	44,137	(90,857)	134,994	NM %
Net loss	$(428,793)	$(485,136)	$56,343	(12)%
Net loss per share, basic and diluted	$(2.73)	$(5.36)	$2.63	(49)%

EBITDA (1)	$(61,392)	$(436,926)	$375,534	(86)%
Adjusted EBITDA (1)	$267,837	$126,841	$140,996	111%

We completed our acquisitions of Livongo on October 30, 2020, and InTouch on July 1, 2020. The results of operations of the aforementioned acquisitions have been included in our audited consolidated financial statements included in this Form 10-K from their respective acquisition dates.

(1)	Non-U.S. GAAP Financial Measures.

NM – not meaningful

The following table reconciles net loss, the most directly comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(428,793)	$(485,136)
Add:
Loss on extinguishment of debt	43,748	9,077
Other expense (income), net	(5,088)	545
Interest expense, net	80,365	59,950
Provision for income taxes	44,137	(90,857)
Depreciation and amortization	204,239	69,495
EBITDA	(61,392)	(436,926)
Stock-based compensation	302,586	475,531
Acquisition, integration, and transformation costs	26,643	88,236
Adjusted EBITDA	$267,837	$126,841

Teladoc Health Integrated Care Segment	$144,021	$65,836
BetterHelp Segment	121,702	65,545
Other	2,114	(4,540)
Adjusted EBITDA	$267,837	$126,841

Revenue. Total revenue was $2,032.7 million for the year ended December 31, 2021, compared to $1,094.0 million for the year ended December 31, 2020, an increase of $938.7 million, or 86%. Excluding the impact from acquisitions, revenue increased 40%, driven primarily by BetterHelp. Total access fees increased $892.9 million, or 105%. Also contributing to the increase in total revenue was other revenue, which totaled $292.5 million during the year ended December 31, 2021, compared to $246.7 million for the year ended December 31, 2020, an increase of $45.8 million, or 19%, primarily reflecting visit revenues and a full year’s sales of our telehealth solutions for hospitals and health systems.

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

Advertising and Marketing Expenses. Advertising and marketing expenses were $416.7 million for the year ended December 31, 2021, compared to $226.2 million for the year ended December 31, 2020, an increase of $190.5 million, or 84%. This increase was primarily driven by higher digital and media advertising in support of BetterHelp, as well as higher engagement member marketing in the Integrated Care segment. In addition, the increase included the impact of acquisitions, and an increase in personnel costs due to increased hiring.

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

General and Administrative Expenses. General and administrative expenses were $438.0 million for the year ended December 31, 2021, compared to $506.7 million for the year ended December 31, 2020, a decrease of $68.7 million, or 14%. The decrease was primarily driven by a $211.2 million year-over-year reduction in stock-based compensation driven primarily by the acceleration of stock-based awards expense related to the Livongo merger. Partially offsetting the decrease was the full year impact of acquisitions, as well as increases reflecting the overall growth of the business including personnel costs, indirect taxes, bank charges, therapist recruiting, and legal and other professional costs.

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

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $43.7 million for the year ended December 31, 2021, compared to $9.1 million for the year ended December 31, 2020, an increase of $34.6 million driven primarily by exchanges, redemptions and conversions of convertible senior notes due in 2022 and 2025 as discussed in Note 11. “Convertible Senior Notes” to the Consolidated Financial Statements.

Other (Income) Expense, Net. Other (income) expense, net was ($5.1) million for the year ended December 31, 2021, compared to $0.6 million for the year ended December 31, 2020. The change consisted primarily of a $5.9 million gain on the sale of a non-marketable equity security and foreign exchange remeasurements.

Interest Expense, Net. Interest expense, net consists of interest costs and amortization of debt discount associated with our convertible senior notes, offset by interest income from cash and cash equivalents and short-term investments. Interest expense, net was $80.4 million and $60.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in interest expense, net primarily is associated with the full year impact of the 2027 Notes issued in May 2020 and the Livongo Notes that we agreed to guarantee in October 2020 as part of the Livongo merger.

Provision for Income Taxes. We recorded an income tax expense of $44.1 million for the year ended December 31, 2021, compared to a ($90.9) million benefit for the year ended December 31, 2020. The income tax expense in 2021 largely reflects an increase in the valuation allowances needed to reflect our ability to utilize future net operating losses, primarily associated with stock compensation benefits associated with the purchase of Livongo and partially offset by the impact of current period losses. The tax benefit in 2020 largely reflects the recognition of current period losses due to the partial release of the U.S. valuation allowance due to acquired intangibles from the purchases of InTouch and Livongo, as well as increased excess stock-based compensation deductions.

Segment Information

The following tables set forth the results of operations for the relevant segments for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
Teladoc Health Integrated Care	2021	2020	Variance		%
Revenue	$1,300,878	$744,309	$556,569		75%
Adjusted EBITDA	$144,021	$65,836	$78,185		119%
Adjusted EBITDA Margin %	11.1%	8.8%	223	bps

Integrated Care total revenues increased by $556.6 million, or 75%, to $1,300.9 million for the year ended December 31, 2021, primarily driven by the full year impact in 2021 of the acquisitions of Livongo and InTouch in 2020.

Integrated Care Adjusted EBITDA increased by $78.2 million, or 119%, to $144.0 million for the year ended December 31, 2021, primarily driven by the full year impact in 2021 of the acquisitions of Livongo and InTouch in 2020.

	Year Ended December 31,
BetterHelp	2021	2020	Variance		%
Therapy Services	$720,270	$345,105	$375,165		109%
Other Wellness Services	968	0	968		n/a
Total Revenue	$721,238	$345,105	$376,133		109%
Adjusted EBITDA	$121,702	$65,545	$56,157		86%
Adjusted EBITDA Margin %	16.9%	19.0%	(212)	bps

BetterHelp total revenues increased by $376.1 million, or 109%, to $721.2 million for the year ended December 31, 2021, driven by a 76% increase in average monthly paying users.

BetterHelp Adjusted EBITDA increased by $56.2 million, or 86%, to $121.7 million for the year ended December 31, 2021 primarily driven by higher growth in revenues.

Selected Quarterly Results of Operations

The following table sets forth the quarterly consolidated statement of operations data for the years ended December 31, 2022 and 2021 (in thousands):

	2021				2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$453,675	$503,139	$521,658	$554,235	$565,350	$592,379	$611,402	$637,709
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	145,959	160,273	169,041	174,985	187,025	182,470	185,619	188,873
Operating expenses:
Advertising and marketing	89,439	103,221	111,078	112,988	133,600	164,574	178,919	146,443
Sales	64,793	63,856	62,602	59,330	58,329	57,930	54,635	56,278
Technology and development (1)	78,008	80,759	80,250	72,867	87,412	78,696	84,591	82,930
General and administrative (1)	105,172	111,216	103,016	118,603	104,923	112,998	112,089	119,845
Acquisition, integration, and transformation costs	6,323	11,421	4,340	4,559	4,507	2,892	1,594	6,627
Restructuring costs	0	0	0	0	0	0	3,678	3,738
Depreciation and amortization	48,659	51,341	51,907	52,332	58,933	59,371	62,007	75,716
Goodwill impairment	0	0	0	0	6,600,000	3,030,001	0	3,772,811
Total expenses	538,353	582,087	582,234	595,664	7,234,729	3,688,932	683,132	4,453,261
Loss from operations	(84,678)	(78,948)	(60,576)	(41,429)	(6,669,379)	(3,096,553)	(71,730)	(3,815,552)
Loss on extinguishment of debt	11,459	31,419	850	20	0	0	0	0
Other expense (income), net	(5,652)	(217)	376	405	(724)	1,761	1,571	(1,749)
Interest expense, net	22,125	20,473	18,895	18,872	5,480	4,336	1,346	(1,892)
Net loss before (benefit) provision for income taxes	(112,610)	(130,623)	(80,697)	(60,726)	(6,674,135)	(3,102,650)	(74,647)	(3,811,911)
Provision for income taxes	87,039	3,196	3,643	(49,741)	388	(1,189)	(1,171)	(1,840)
Net loss	$(199,649)	$(133,819)	$(84,340)	$(10,985)	$(6,674,523)	$(3,101,461)	$(73,476)	$(3,810,071)
(1)Reflects the reclass from technology and development to general and administrative of $2.1 million and $3.2 million of expenses for the quarters ended June 30, 2022 and September 30, 2022, respectively, to align with the current management presentation.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows - Summary	2022	2021
Net cash provided by operating activities	$189,292	$193,990
Net cash used in investing activities	(167,743)	(72,981)
Net cash provided by financing activities	6,497	40,947
Foreign exchange difference	(3,344)	(1,800)
Total increase in cash and cash equivalents	$24,702	$160,156

Our principal sources of liquidity are cash and cash equivalents, totaling $918.2 million as of December 31, 2022. During 2022, we experienced positive operating cash flow and we continue to anticipate increasing positive operating cash flow results for 2023.

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

See Note 11. “Convertible Senior Notes” to the consolidated financial statements for additional information on our convertible senior notes.

We were in compliance with all debt covenants at December 31, 2022 and 2021.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of December 31, 2022.

Cash Flows from Operating Activities

Cash flows provided by operating activities consist of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Cash provided by operating activities was $189.3 million and $194.0 million for the years ended December 31, 2022 and 2021, respectively. Cash provided by operating activities for the years ended December 31, 2022 and 2021 included approximately $19.1 million and $2.6 million, respectively, related to investments in and implementation of cloud computing applications, which are deferred and amortized over multiple years based on expected contract life. The year-over-year decrease was driven by expenditures for cloud computing assets as well as higher operating expenses, namely higher advertising and engagement marketing costs and, to a lesser extent, higher technology and development expenses.

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

Cash Flows from Investing Activities

Cash used in investing activities was $167.7 million for the year ended December 31, 2022 and primarily consisted of capitalized software development costs of $156.3 million and capital expenditures of $16.5 million. Cash used in investing activities for the year ended December 31, 2021 of $73.0 million consisted primarily of net cash paid for acquisitions of $78.7 million and capitalized software development of $55.4 million, partially offset by proceeds from the sale of marketable securities and the sale of an investment of $50.0 million and $10.9 million, respectively. The increase in capitalized software development costs of $100.9 million from 2021 relates to our ongoing investments to build out and optimize our products and platforms, including integrating consumer applications and new products and services including Primary360.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $6.5 million and primarily consisted of $5.9 million of proceeds from the exercise of employee stock options and $6.5 million of proceeds from participants in our employee stock purchase plan, partially offset by payment against advances from financing companies. Cash provided by financing activities for the year ended December 31, 2021 was $40.9 million and primarily consisted of $25.8 million of proceeds from the exercise of employee stock options and $16.8 million of proceeds from participants in our employee stock purchase plan.

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$189,292	$193,990	$(53,511)
Capital expenditures	(16,480)	(8,534)	(4,024)
Capitalized software	(156,284)	(55,400)	(22,018)
Free Cash Flow	$16,528	$130,056	$(79,553)

Free cash flow was $16.5 million for the year ended December 31, 2022, as compared to $130.1 million for the year ended December 31, 2021. The year-over-year decline was substantially driven by higher capitalized software development costs.

Recently Issued Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” to clarify that an equity security subject to a contractual sale restriction does not take that restriction into consideration when measuring its fair value and to require specific disclosures related to such an equity security. ASU 2022-03 is effective for annual reporting periods, including interim periods, beginning after December 15, 2023, with early adoption permitted. The provisions of ASU 2022-03 are to be applied prospectively with any adjustments made to earnings on the date of adoption. The adoption of ASU 2022-03 is not expected to have a material impact on our financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50) – Disclosure of Supplier Finance Program Obligations,” to provide guidance on disclosure requirements for supplier finance programs and improve information transparency by requiring the disclosure of key terms of the program, amounts outstanding that remain unpaid, a description of where those amounts are presented in the balance sheet, and a rollforward of any outstanding obligations. ASU 2022-04 is effective for annual reporting periods, including interim periods therein, beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating what the impact of adopting ASU 2022-04 may have on our financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During 2022, we implemented a new ERP system for selected entities and transaction types included within our consolidated financial statements. As a result of this ERP system implementation, we revised certain existing internal controls, processes, and procedures. There are inherent risks in implementing an ERP system and, accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Other than this ERP system implementation, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2022.

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

March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Teladoc Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

March 1, 2023

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Related-Party Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         (1)         Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K.

(2)	Schedule II—Valuation and Qualifying Accounts.

Allowance for Doubtful Accounts Receivable (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2022	$12,384	$15,398	$(13,872)	$890	$14,800
Fiscal Year Ended December 31, 2021	$6,412	$16,941	$(11,526)	$557	$12,384
Fiscal Year Ended December 31, 2020	$3,787	$5,284	$(2,787)	$128	$6,412

Income Taxes Valuation Allowance (in thousands):

	Balance at				Balance at
	Beginning				End
	of Period	Provision	Write-offs	Other	of Period
Fiscal Year Ended December 31, 2022	$335,809	$18,966	$0	$60,974	$415,749
Fiscal Year Ended December 31, 2021	$107,984	$179,364	$0	$48,461	$335,809
Fiscal Year Ended December 31, 2020	$121,186	$2,146	$0	$(15,348)	$107,984

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

4.9

Second Supplemental Indenture, dated as of January 1, 2023, among Livongo Health, Inc., Teladoc Health, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.

						*
4.10	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.					*

10.1+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers.	S-1/A	333-204577	10.7	6/18/15

10.2+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers (form used since October 2020).	10-K	001-37477	10.2	3/1/21

10.3+	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.4+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.5+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.7+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-37477	10.1	5/2/22

10.8+	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	10-Q	001-37477	10.1	8/2/21

10.9+	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.10+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/01/17

10.11+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/01/17

10.12+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/01/17

10.13+	Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	S-8	333-249892	99.1	11/6/20

10.14+	Form of Stock Option Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.14	3/1/21

10.15+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.15	3/1/21

10.16+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.16	3/1/21

10.17+	Teladoc Health, Inc. Senior Leader Severance Plan.	10-Q	001-37477	10.1	11/1/21

10.18+	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).	10-Q	001-37477	10.1	8/3/22

10.19+	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.20+	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc Health, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.21+	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	10/30/19

10.22+	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	7/31/19

10.23+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.5	10/30/19

10.24+	Offer Letter, dated March 19, 2021, by and between Teladoc Health, Inc. and Claus Jensen.					*

10.25+	Home Office Operating Agreement, dated January 1, 2023, by and between Teladoc Health, Inc. and Claus Jensen.					*

10.26+	Executive Employment Agreement, dated October 2, 2022, by and between Teladoc Health, Inc. and Laizer Kornwasser.	8-K	001-37477	10.1	10/28/22

10.27+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Andrew Turitz, as amended by Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Andrew Turitz.	10-K	001-37477	10.34	2/26/20

10.28+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.17	4/30/19

10.29+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.8	10/30/19

10.30+	Executive Severance Agreement, dated January 4, 2016, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.18	4/30/19

10.31+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.9	10/30/19

10.32+	Executive Employment Agreement, dated June 15, 2022, by and between Teladoc Health, Inc. and Michael Waters.	10-Q	001-37477	10.1	11/2/22

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: March 1, 2023	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer and Director

Date: March 1, 2023	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer

Date: March 1, 2023	By:	/s/ RICHARD J. NAPOLITANO
	Name:	Richard J. Napolitano
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2023	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr
	Title:	Chairman of the Board

Date: March 1, 2023	By:	/s/ KAREN L. DANIEL
	Name:	Karen L. Daniel
	Title:	Director

Date: March 1, 2023	By:	/s/ SANDRA L. FENWICK
	Name:	Sandra L. Fenwick
	Title:	Director

Date: March 1, 2023	By:	/s/ WILLIAM H. FRIST, M.D.
	Name:	William H. Frist, M.D.
	Title:	Director

Date: March 1, 2023	By:	/s/ CATHERINE A. JACOBSON
	Name:	Catherine A. Jacobson
	Title:	Director

Date: March 1, 2023	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: March 1, 2023	By:	/s/ KENNETH H. PAULUS
	Name:	Kenneth H. Paulus
	Title:	Director

Date: March 1, 2023	By:	/s/ DAVID L. SHEDLARZ
	Name:	David L. Shedlarz
	Title:	Director

Date: March 1, 2023	By:	/s/ MARK DOUGLAS SMITH, M.D.
	Name:	Mark Douglas Smith, M.D.
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. (the Company) as of December 31, 2022, and 2021, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company changed its method of accounting for Convertible Senior Notes in 2022 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill
Description of the Matter

At December 31, 2022, the Company’s goodwill was $1.1 billion. As discussed in Notes 2 and 7 of the consolidated financial statements, goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. The Company experienced triggering events in 2022 due to sustained decreases in the Company’s share price, prompting impairment assessments of goodwill as of March 31, 2022 and again as of June 30, 2022. Additionally, on October 1, 2022, the Company reorganized its reporting structure, resulting in a change in the Company’s reporting units for purposes of assessing goodwill. The Company performed its annual impairment test by performing an initial impairment assessment on its then-existing reporting unit, immediately followed by an impairment assessment on the new reporting units. For the twelve months ended December 31, 2022, the Company recognized $13.4 billion of non-deductible goodwill impairment charges.

Auditing management’s goodwill impairment tests for the Company’s reporting units was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to changes in the Company’s projected revenue and margin growth rates, which impact significant market assumptions such as the selection of the market multiple and calculation of the Company’s weighted average cost of capital (WACC). The forecasts are affected by expectations about future market or economic conditions and the impact of planned business and operation strategies.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s long-range planning process as well as controls over management's review of the valuation model and significant market assumptions used.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the projected revenue and margin growth rates used in the valuations to forecasted industry and economic trends, analyst reports and peer company information, where available. We also evaluated management’s ability to accurately forecast by comparing actual results to historical forecasts. We involved our valuation specialists to assist in our evaluation of the Company’s determined WACC, which was used to determine the discount rate applied to management’s cash flow projections, including performing a comparative calculation of the WACC. To test the market multiples applied in the Company’s calculations, we involved our valuation specialists to perform a comparative calculation by analyzing the Company’s size, growth, and profitability in relation to selected guideline companies. We also performed sensitivity analyses of significant assumptions to evaluate changes in the fair value that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Capitalized software development costs
Description of the Matter

At December 31, 2022, the Company’s capitalized software development costs were $216 million. As described in Notes 2 and 9 of the consolidated financial statements, the Company capitalizes certain software development costs related to its software development tools that enable its members and providers to interact. Management determines the amount of internal-use software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating costs incurred in the application development stage.

Auditing capitalized software development costs required a higher degree of judgement and effort involved in evaluating management’s judgement related to the amount of time incurred by developers on each project and management’s determination of which projects met the capitalization criteria, considering factors such as the nature of the cost incurred and the development stage of the software.

How We Addressed the Matter in Our Audit

To test the Company’s capitalization of software development costs, we performed audit procedures that included, among others, testing management’s process for determining costs eligible for capitalization and inspecting underlying documentation to evaluate whether the nature and amount of the costs were capitalizable under the applicable accounting standards for a sample of projects. For these projects, we also inquired of technology department management regarding the objective, nature, and status of the projects and inquired with software developers regarding their time spent on each project and the nature of their tasks performed for the project. For external vendor costs, we also obtained a sample of vendor contracts and invoices to review the nature, timing, and extent of work that the vendors have been engaged to perform.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York
March 1, 2023

TELADOC HEALTH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$918,182	$893,480
Short-term investments	0	2,537
Accounts receivable, net of allowance of $14,800 and $12,384, respectively	210,554	168,956
Inventories	56,342	73,079
Prepaid expenses and other current assets	130,310	87,387
Total current assets	1,315,388	1,225,439
Property and equipment, net	29,641	27,234
Goodwill	1,073,190	14,504,174
Intangible assets, net	1,836,765	1,910,278
Operating lease - right-of-use assets	41,831	46,780
Other assets	48,540	20,703
Total assets	$4,345,355	$17,734,608
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,690	$47,257
Accrued expenses and other current liabilities	168,693	102,933
Accrued compensation	81,554	91,941
Deferred revenue-current	90,457	75,569
Advances from financing companies	11,375	13,313
Total current liabilities	399,769	331,013
Other liabilities	1,618	1,492
Operating lease liabilities, net of current portion	38,042	41,773
Deferred revenue, net of current portion	3,872	3,834
Advances from financing companies, net of current portion	8,082	9,291
Deferred taxes, net	50,939	75,777
Convertible senior notes, net	1,535,288	1,225,671
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 162,840,360 shares and 160,469,325 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	163	160
Additional paid-in capital	17,358,645	17,473,336
Accumulated deficit	(15,008,287)	(1,421,454)
Accumulated other comprehensive loss	(42,776)	(6,285)
Total stockholders’ equity	2,307,745	16,045,757
Total liabilities and stockholders’ equity	$4,345,355	$17,734,608

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,406,840	$2,032,707	$1,093,962
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	743,987	650,258	390,829
Operating expenses:
Advertising and marketing	623,536	416,726	226,146
Sales	227,172	250,581	154,052
Technology and development	333,629	311,884	164,941
General and administrative	449,855	438,007	506,684
Acquisition, integration, and transformation costs	15,620	26,643	88,236
Restructuring costs	7,416	0	0
Depreciation and amortization	256,027	204,239	69,495
Goodwill impairment	13,402,812	0	0
Total expenses	16,060,054	2,298,338	1,600,383
Loss from operations	(13,653,214)	(265,631)	(506,421)
Loss on extinguishment of debt	0	43,748	9,077
Other expense (income), net	859	(5,088)	545
Interest expense, net	9,270	80,365	59,950
Loss before provision for income taxes	(13,663,343)	(384,656)	(575,993)
Provision for income taxes	(3,812)	44,137	(90,857)
Net loss	(13,659,531)	(428,793)	(485,136)
Other comprehensive income (loss), net of tax:
Currency translation adjustment and other	(36,491)	(24,803)	35,757
Comprehensive loss	$(13,696,022)	$(453,596)	$(449,379)

Net loss per share, basic and diluted	$(84.60)	$(2.73)	$(5.36)

Weighted-average shares used to compute basic and diluted net loss per share	161,457,123	156,939,349	90,509,229

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of December 31, 2019	72,761,941	73	1,538,716	(507,525)	(17,239)	1,014,025
Exercise of stock options	6,104,721	6	54,308	0	0	54,314
Issuance of common stock upon vesting of restricted stock units	2,150,523	2	(23,707)	0	0	(23,705)
Issuance of stock under employee stock purchase plan	49,781	0	4,722	0	0	4,722
Issuance of common stock for 2022 Notes	3,951,781	4	694,127	0	0	694,131
Equity portion of extinguishment of 2022 Notes	0	0	(715,263)	0	0	(715,263)
Issuance of common stock for 2025 Notes	202,217	0	40,741	0	0	40,741
Equity portion of extinguishment of 2025 Notes	0	0	(31,615)	0	0	(31,615)
Equity component of 2027 Notes, net of issuance costs	0	0	285,601	0	0	285,601
Issuance of common stock in acquisitions	65,060,135	65	13,884,856	0	0	13,884,921
Sale of capped call related to the Livongo Notes	0	0	91,659	0	0	91,659
Livongo Notes guaranteed by the Company	0	0	555,448	0	0	555,448
Stock-based compensation	0	0	478,204	0	0	478,204
Other comprehensive income, net of tax	0	0	0	0	35,757	35,757
Net loss	0	0	0	(485,136)	0	(485,136)
Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	2,340,025	2	25,779	0	0	25,781
Issuance of common stock upon vesting of restricted stock units	1,687,557	2	(2)	0	0	0
Issuance of stock under employee stock purchase plan	122,059	0	15,331	0	0	15,331
Issuance of common stock for 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(223,929)	0	0	(223,929)
Issuance of common stock for 2025 Notes	5,185,491	5	920,886	0	0	920,891
Equity portion of extinguishment of 2025 Notes	0	0	(668,069)	0	0	(668,069)
Recovery of excess common stock issued for acquisition	(205,279)	0	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	315,761	0	0	315,761
Other comprehensive loss, net of tax	0	0	0	0	(24,803)	(24,803)
Net loss	0	0	0	(428,793)	0	(428,793)
Balance as of December 30, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 2)	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	591,213	1	5,883	0	0	5,884
Issuance of common stock upon vesting of restricted stock units	1,508,570	2	(2)	0	0	0
Issuance of stock under employee stock purchase plan	271,159	0	7,064	0	0	7,064
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	236,090	0	0	236,090
Other comprehensive loss, net of tax	0	0	0	0	(36,491)	(36,491)
Net loss	0	0	0	(13,659,531)	0	(13,659,531)
Balance as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(13,659,531)	$(428,793)	$(485,136)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	13,402,812	0	0
Depreciation and amortization	256,027	204,239	69,495
Depreciation of rental equipment	2,859	3,333	1,697
Amortization of right-of-use assets	11,757	12,049	6,895
Provision for allowances	15,398	16,941	5,284
Stock-based compensation	217,852	302,586	475,531
Deferred income taxes	(7,840)	41,800	(90,158)
Accretion of interest	3,345	61,253	45,296
Loss on extinguishment of debt	0	40,652	9,077
Gain on sale of investment	0	(5,901)	0
Other, net	7,584	(3,845)	(1,009)
Changes in operating assets and liabilities:
Accounts receivable	(61,641)	(17,510)	(21,091)
Prepaid expenses and other current assets	(41,081)	(31,090)	(12,565)
Inventory	14,800	(19,494)	(24,732)
Other assets	(27,767)	(3,547)	(8,135)
Accounts payable	1,876	1,188	(87,995)
Accrued expenses and other current liabilities	61,217	18,175	20,125
Accrued compensation	(12,290)	(4,675)	34,819
Deferred revenue	15,240	20,554	17,751
Operating lease liabilities	(11,525)	(16,532)	(6,300)
Other liabilities	200	2,607	(2,360)
Net cash provided by (used in) operating activities	189,292	193,990	(53,511)
Cash flows from investing activities:
Capital expenditures	(16,480)	(8,534)	(4,024)
Capitalized software	(156,284)	(55,400)	(22,018)
Proceeds from marketable securities	2,507	50,000	2,496
Proceeds from the sale of investment	0	10,901	0
Acquisitions of businesses, net of cash acquired	0	(78,663)	(567,429)
Other, net	2,514	8,715	0
Net cash used in investing activities	(167,743)	(72,981)	(590,975)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	5,884	25,781	54,314
Proceeds from issuance of 2027 Notes	0	0	1,000,000
Payment of issuance costs of 2027 Notes	0	0	(24,070)
Repurchase of 2022 Notes	0	(139)	(228,153)
Proceeds from the sale of capped call related to the Livongo Notes	0	0	91,659
Proceeds from advances from financing companies	11,873	15,275	6,002
Payment against advances from financing companies	(15,020)	(16,050)	(8,635)
Payment of assumed indebtedness	0	0	(10,000)
Proceeds from employee stock purchase plan	6,501	16,810	4,722
Cash received for withholding taxes on stock-based compensation, net	124	3,422	(26,703)
Other, net	(2,865)	(4,152)	0
Net cash provided by financing activities	6,497	40,947	859,136
Net increase in cash and cash equivalents	28,046	161,956	214,650
Foreign exchange difference	(3,344)	(1,800)	4,321
Cash and cash equivalents at beginning of the period	893,480	733,324	514,353
Cash and cash equivalents at end of the period	$918,182	$893,480	$733,324

Income taxes paid	$2,512	$3,974	$1,324

Interest paid	$17,361	$18,837	$14,890

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

Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”) is party to a Services Agreement by and among it and the professional associations and professional corporations pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

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

Total revenue and net income (loss) for the VIE were $244.5 million and ($1.0) million, $230.2 million and ($1.6) million and $203.9 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The VIE’s total assets, all of which were current, were $106.7 million and $58.5 million at December 31, 2022 and 2021, respectively. The VIE’s total liabilities, all of which were current, were $143.8 million and $94.6 million at December 31, 2022 and 2021, respectively. The VIE’s total stockholders’ deficit was $37.1 million and $36.1 million at December 31, 2022 and 2021, respectively.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the Consolidated Statement of Operations; if material, the effects of changes in estimates are disclosed in the Notes to Consolidated Financial Statements.

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the value of goodwill, the capitalization and amortization of software development costs, deferred device and contract costs, allowances for sales and for doubtful accounts, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies, litigation and related legal accruals, and the accounting for stock-based compensation awards.

Segment Information

Prior to October 1, 2022, the Company operated as a single segment reflecting its integrated virtual care system for delivering, enabling, and empowering whole person health. Effective October 1, 2022, the Company adopted a new organizational and reporting structure based on two reportable segments, which are the same as its reporting units:

Teladoc Health Integrated Care (“Integrated Care”) and BetterHelp. This new structure reflects how management now allocates resources and assesses performance. See Note 20. “Segments” for further information.

Fair Value Measurements

The carrying value of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued compensation, approximates fair value due to their short-term nature.

The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Revenue Recognition

The Company follows the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Accounting Standards Codification (“ASC”) 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to the Company’s customers, which primarily consist of employers, health plans, hospitals and health systems, insurance, and financial services companies (collectively “Clients”) as well as individual members, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Integrated Care Segment

As it relates to the Company’s Integrated Care segment, the Company primarily generates virtual healthcare service revenue from contracts with Clients who purchase access to the Company’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s Client contracts include a per-member-per-month (“PMPM”) access fee as well as certain contracts that also include additional revenue on a per-virtual healthcare visit basis for general medical, or other specialty visits or expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits.

Revenues are also generated from contracts with Clients in hospital and health systems for the Company’s chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a per-participant-per-month model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active members are aligned.

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

The Company records access fees from Clients accessing its professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Visit and other revenues are reported as “Other” revenue in the Company’s consolidated financial statements.

The Company’s Client agreements generally have a term of one to three years for the Integrated Care segment. The majority of Clients have a term of one year and renew their contracts following their first year of services. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide virtual healthcare services which occurs when the Company’s Clients and members have access to and obtain control of the virtual healthcare service or platform.

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

Additionally, certain of the Company’s contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by the Company for specific service level performance, member satisfaction scores, cost savings guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on the Company’s historical performance of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2022, 2021, and 2020, revenue recognized from performance obligations related to prior periods for the changes in transaction price or Client performance guarantees was $4.4 million, $5.6 million, and $1.9 million, respectively.

The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since the majority of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

For additional revenue, deferred revenue, deferred costs, and disclosures, refer to Note 3. “Revenue, Deferred Revenue, and Deferred Costs and Other.”

BetterHelp Segment

As it relates to the BetterHelp segment, users can purchase mental health services for an access fee, generally on a monthly basis. For other wellness services, users can purchase access to their consumer application for a subscription fee, generally for a period of one year. BetterHelp also provides mental health services to employers as part of employee assistance programs, with revenues recorded based on completion of visit.

The BetterHelp service provides for member refunds. Based on historical experience, the Company estimates the expected amount of refunds to be issued which are recorded as a reduction of revenue. The Company issued refunds of approximately $79.2 million, $67.0 million, and $33.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Deferred contract costs represent the incremental costs of obtaining a contract with a Client if the Company expects to recover such costs. The primary example of the Company’s costs to obtain a contract include incremental sales commissions to obtain contracts paid to its sales organization. A portion of these incremental costs to obtain Client contracts are deferred and then amortized on a straight-line basis over the period of benefit, which has been determined to be four years. The amounts subject to the services period are amortized in sales expense in the consolidated statement of operations.

Deferred costs and other that are to be amortized within twelve months are recorded to deferred costs and other, current and the remainder is recorded to deferred costs and other, noncurrent on the Company’s consolidated balance sheets.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately)

Cost of revenue (exclusive of depreciation and amortization, which is shown separately) primarily consists of fees paid to the physicians and other health professionals; product costs; costs incurred in connection with the Company’s provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) costs related to Client support; provider network operations center activities; medical records; magnetic resonance imaging; medical lab tests; translation; postage and medical malpractice insurance, and deferred device costs.

Technology and Development

Technology and development expenses include the costs of operating the Company’s on-demand technology infrastructure that are not directly related to changes in revenue or volume of visits, including certain licensed applications, information technology infrastructure, security, and compliance. The technology and development line item also contains amounts charged to expense for research and development, which include costs of new product development, costs to add new features or improve reliability or scalability of existing applications, and other software development and engineering costs to the extent that they are not capitalized. The research and development expenses may enable future revenue growth but are not directly related to current revenues.

Technology and development expenses include personnel and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) for software engineering, information technology infrastructure, security and compliance, product development, and support for the Company’s efforts to add new features and ensure the reliability and scalability of its existing solutions. Technology and development expenses also include outsourced software engineering services, the costs of operating the Company’s on-demand technology infrastructure (whereas costs directly associated with changes in revenue are presented separately in cost of revenues), certain licensed applications, and stock-based compensation for its technology and development employees. The Company’s technology and development expenses exclude certain allocations of occupancy expense, capitalized software development costs, and depreciation and amortization.

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

For the years ended December 31, 2022, 2021 and 2020, research and development of $106.9 million, $99.5 million, and $110.8 million, respectively, was recognized in the Company’s consolidated statements of operations in technology and development.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase of $918.2 million at December 31, 2022. The Company’s cash and cash equivalents primarily consist of investments in money market funds. Cash and cash equivalents are stated at fair value.

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

Operating Leases

The Company adopted the new leases standard set forth under ASC Topic 842, “Leases,” or ASC Topic 842, as of January 1, 2019, utilizing the modified retrospective approach and reflecting a cumulative effect adjustment at that time. See Note 13. “Leases” for further information.

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

Capitalized Software Development Costs

Capitalized software development costs are included in intangible assets and are amortized on a straight-line basis over three to five years. For the Company’s development costs related to its software development tools that enable its members and providers to interact, the Company capitalizes costs incurred during the application development stage. Costs related to maintenance activities are expensed as incurred.

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. As of December 31, 2022, the Company operates as two reporting units under the guidance in ASC 350, “Intangibles- Goodwill and Other,” the Teladoc Health Integrated Care reporting unit and the BetterHelp reporting unit.

When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of its total company reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the Company’s reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.

To determine reporting unit fair value as part of the quantitative test, the Company uses a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company projects its future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin and operating expense growth rates; as well as a discount rate and a terminal growth rate.

Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare the Company’s reporting unit to similar publicly traded companies. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.

Other Intangible Assets

Other intangible assets include client relationships, acquired technology, and trademarks resulting from business acquisitions as well as capitalized software development costs. The Company amortizes these definite-lived intangible assets over their estimated useful lives and review the estimated useful lives on a quarterly basis to determine if the period of economic benefit has changed. Customer relationships are amortized over a period of two to 20 years in relation to expected future cash flows. Technology is amortized over four to seven years using the straight-line method. Capitalized software development costs are amortized over three to five years using the straight-line method.

Through December 31, 2021, trademarks were amortized over three to 15 years using the straight-line method. Effective January 1, 2022, the useful lives for certain trademarks related to the Company’s strategy to integrate and move certain consumer brands under the Teladoc Health brand resulted in decreasing the weighted average useful life of all trademarks at the date of the change from 9.5 years to 7.5 years. This change increased annual amortization by approximately $23.2 million for the year ended December 31, 2022.

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

Convertible Senior Notes

Following the adoption on January 1, 2022 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and

Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” the Convertible Senior Notes (the “Notes”) and the Livongo Notes that the Company agreed to guarantee (the “Livongo Notes”) are fully accounted for and carried as liabilities, net of debt discounts on the Company’s Balance Sheets. Refer to Recently Issued Accounting Pronouncements.

Stock-Based Compensation

Stock-based compensation for stock options and restricted stock units (“RSUs”) granted is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model, except as noted. Stock-based compensation for performance stock units (“PSUs”) granted is measured based on the grant-date fair value of the awards and recognized on an accelerated tranche by tranche basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally range from 0% to 200% of the initial grant. For stock-based compensation assumed in the Livongo merger, the Monte Carlo valuation model was the most suitable for valuation of options for the replaced and replacement awards from the merger. The Company recognizes forfeitures of share-based awards as they occur.

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

Provision for Income Taxes

The Company’s provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The assumptions about future tax consequences require significant judgment and variations in the actual outcome of these consequences could materially impact the Company’s results of operations. The Company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. The Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

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

Third-party Advertising and Marketing Expenses

Third-party advertising and marketing expenses are expensed as incurred and predominately relate to the BetterHelp segment, and to a lesser extent, communications and campaigns to the Integrated Care segment’s Clients and members. For the years ended December 31, 2022, 2021, and 2020, advertising expenses were $503.9 million, $297.0 million, and $165.0 million, respectively.

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

No Client represented over 10% of revenues for the years ended December 31, 2022, 2021, or 2020.

No Client represented over 10% of accounts receivable at December 31, 2022 or 2021.

Revenue from Clients located in the U.S. for the years ended December 31, 2022, 2021, and 2020 was $2,101.0 million, $1,774.0 million and $913.7 million, respectively. Revenue from Clients located outside the U.S. for the years ended December 31, 2022, 2021 and 2020 was $305.8 million, $258.7 million, and $180.2 million, respectively.

Seasonality

The Company’s business has historically been subject to seasonality. In the Company’s Integrated Care segment, as a result of many Clients’ introduction of new services at the start of each year, a concentration of the Company’s new Client contracts has an effective date of January 1. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. As a result of seasonal cold and flu trends, the Company historically has experienced its highest level of visit and other fees revenue during the first and fourth quarters of each year.

Due to the higher cost of customer acquisition during the end of year holiday season, the Company’s BetterHelp segment has historically reduced marketing activity during the fourth quarter. As a result of this dynamic the Company has typically experienced fewer new member additions and the strongest operating income performance in the fourth quarter. Conversely, as marketing activity typically resumes at the start of the year the Company typically experiences the weakest operating income performance during the first quarter as new customer acquisition and revenue growth lags marketing spend.

During the COVID-19 pandemic in 2021 and 2020, the Company did not experience the typical seasonality associated with cold and flu outbreaks, nor did the Company experience the typical seasonality associated with the BetterHelp business.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.

The Company adopted ASU 2020-06 as of January 1, 2022, under the modified retrospective transition method, and, accordingly, its prior period financial statements were not restated. Upon adoption of ASU 2020-06, the conversion feature of the Company’s convertible senior notes is no longer reported as a component of equity. Instead, the previously-separated equity component is now combined with the liability component, thereby eliminating the amortization of the debt discount arising from the conversion option separation model. As such, the Company recognized a reduction of approximately $58 million in non-cash interest recorded on its convertible senior notes for the year ended December 31, 2022, as compared to the year ended December 31, 2021. To reflect the adoption of ASU 2020-06, the Company recorded an increase to convertible senior notes of $306.3 million and decreases to additional paid-in capital, accumulated deficit and net deferred tax liabilities of $363.7 million, $72.7 million and $15.3 million, respectively, as of January 1, 2022.

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

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50) – Disclosure of Supplier Finance Program Obligations,” to provide guidance on disclosure requirements for supplier finance programs and improve information transparency by requiring the disclosure of key terms of the program, amounts outstanding that remain unpaid, a description of where those amounts are presented in the balance sheet, and a roll forward of any outstanding obligations. ASU 2022-04 is effective for annual reporting periods, including interim periods therein, beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating what the impact of adopting ASU 2022-04 may have on its financial statements.

Note 3. Revenue, Deferred Revenue, and Deferred Costs and Other

The Company generates access fees from Clients, as well as individual paying users, accessing its professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits and is reported as a component of other revenue in the financial statements. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue. Access revenue accounted for approximately 87%, 86%, and 78% of the Company’s total revenue for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue by Type
Access fees	$2,103,814	$1,740,170	$847,255
Other	303,026	292,537	246,707
Total Revenue	$2,406,840	$2,032,707	$1,093,962

Revenue by Geography
U.S. Revenue	$2,101,015	$1,774,024	$913,720
International Revenue	305,825	258,683	180,242
Total Revenue	$2,406,840	$2,032,707	$1,093,962

Deferred Revenue

For certain services, payment is required for future periods before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $94.3 million at December 31, 2022 and $79.4 million at December 31, 2021. The net increase of $14.9 million and $24.6 million in the deferred revenue balance for the years ended December 31, 2022 and 2021, respectively, was primarily driven by increased cash payments received in advance of satisfying performance obligations primarily related to the services of the BetterHelp segment, and to a lesser extent, the Teladoc Health Integrated Care segment, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the years ended December 31, 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $73.7 million and $51.0 million, respectively.

The Company expects to recognize $90.1 million and $4.2 million of revenue in 2023 and 2024, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2022	2021
Deferred device and contract costs, current	$29,956	$22,304
Deferred device and contract costs, noncurrent	8,404	6,249
Total deferred device and contract costs	$38,360	$28,553

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2021	$28,553
Additions	51,201
Cost of revenue recognized	(41,394)
Ending balance as of December 31, 2022	$38,360

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

The Company’s short-term investments held as of December 31, 2021 consisted primarily of certificates of deposit held at financial institutions. The amortized cost of these investments, which are classified as Level 2, approximated their fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents	$918,182	$0	$918,182

	December 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents	$893,480	$0	$893,480
Short-term investments	$0	$2,537	$2,537

There were no transfers between fair value measurement levels during the years ended December 31, 2022 or 2021.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2022	2021
Raw materials and purchased parts	$30,126	$28,540
Work in process	433	597
Finished goods	31,977	49,146
Inventory reserve	(6,194)	(5,204)
Total inventories	$56,342	$73,079

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2022	2021
Prepaid expenses	$63,159	$38,255
Deferred device and contract costs, current	29,956	22,304
Other receivables	25,091	21,168
Other current assets	12,104	5,660
Total prepaid expenses and other current assets	$130,310	$87,387

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2020	$0	$0	$14,581,255
Additions associated with acquisitions	0	0	64,269
Purchase consideration adjustments net of deferred tax impacts	0	0	(55,801)
Deferred tax adjustments	0	0	(66,505)
Currency translation adjustment	0	0	(19,044)
Balance as of December 31, 2021	0	0	14,504,174
Impairment	0	0	(12,270,000)
Currency translation adjustment	0	0	(28,172)
Reassignment to reporting units at October 1, 2022	1,132,812	1,073,190	2,206,002
Impairment	(1,132,812)	0	(1,132,812)
Currency translation adjustment	0	0	0
Balance as of December 31, 2022	$0	$1,073,190	$1,073,190

The Company experienced triggering events in 2022 due to sustained decreases in the Company’s share price, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles as of March 31, 2022 and again as of June 30, 2022.

Both impairment assessments in 2022 reflected a 75%/25% allocation between the income and market approaches. The Company believes the 75% weighting to the income approach continues to be appropriate as it more directly reflects the Company’s future growth and profitability expectations. The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date related to those triggering events and the annual impairment test.

Testing Dates	Reporting Unit	Discount Rate	Peer Group Revenue Multiples (Current Year/Subsequent Year)	Excess of Reporting Unit Fair Value over Carrying Value
March 31, 2022	Consolidated	12.0%	3.5x/3.0x	None
June 30, 2022	Consolidated	16.0%	2.0x/1.8x	None
October 1, 2022	Consolidated, Pre-reassignment	12.5%	1.65x/1.5x	None, Pre-reassignment
October 1, 2022	Teladoc Health Integrated Care	12.0%	1.2x/1.0x	No remaining goodwill
October 1, 2022	BetterHelp	13.5%	1.6x/1.3x	Significant amount

In March 2022, the Company updated the projected long-range cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in a higher discount rate, and selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $6.6 billion non-deductible goodwill impairment charge (or $40.88 per basic and diluted share) in the quarter ended March 31, 2022. The non-cash charge had no impact on the provision for income taxes.

As of June 30, 2022, the Company updated valuation assumptions. The discount rate was increased for a company risk premium to reflect the current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets but resulted in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.77 per basic and diluted share). The non-cash charge had no impact on the provision for income taxes.

On October 1, 2022, the Company reorganized its reporting structure to include two reportable segments, Integrated Care and BetterHelp, which also represent reporting units for purposes of assessing goodwill. The Company performed its annual impairment test consistent with the rules set forth under ASC 350, “Intangibles—Goodwill and Other,” performing an initial test on its then-existing reporting unit. The impairment test utilized the Company’s latest estimates of projected cash flows, including revenues, margin, and capital expenditures, as well as current market assumptions for the discount rate and revenue multiples, to reflect current market conditions and risk assessments. Based on the result of the impairment test, the Company recognized an additional $2.6 billion non-deductible goodwill impairment charge, driven significantly by a decline in projected cash flows. Following this impairment, the Company reassigned the remaining $2.2 billion to its new reporting units using a relative fair value allocation approach. The Company performed tests of the asset groups identified for the purposes of testing the recoverability of each reporting unit’s definite-lived intangibles and other long-lived assets, which was passed by a significant margin. Lastly, a post allocation goodwill impairment test on each of the reporting units was performed, the result of which was the recognition of an additional $1.1 billion of impairment on the goodwill assigned to the Company’s Teladoc Health Integrated Care reporting unit. The $3.8 billion (or $23.37 per basic and diluted share) non-cash charges had no impact on the provision for income taxes.

For the twelve months ended December 31, 2022, a $13.4 billion non-deductible goodwill impairment charge (or $83.01 per basic and diluted share) was recognized. There were no impairment charges recorded for goodwill or definite-lived intangible assets for the years ended December 31, 2021 or 2020.

Note 8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2022	2021
Computer equipment	$29,322	$28,330
Furniture and equipment	14,861	7,104
Leasehold improvement	13,298	12,983
Rental Equipment	12,679	11,018
Construction in progress	7,193	1,929
Total	77,353	61,364
Accumulated depreciation	(47,712)	(34,130)
Property and equipment, net	$29,641	$27,234

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $11.4 million, $8.9 million, and $4.8 million, respectively.

Note 9. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (in thousands):

					Weighted
					Average
					Remaining
	Useful		Accumulated	Net Carrying	Useful Life
	Life	Gross Value	Amortization	Value	(Years)
December 31, 2022
Client relationships	2 to 20 years	$1,458,384	$(291,993)	$1,166,391	13.5
Trademarks	2 to 15 years	325,171	(98,303)	226,868	7.0
Software	3 to 5 years	294,629	(78,373)	216,256	2.7
Technology	4 to 7 years	343,067	(115,817)	227,250	4.7
Intangible assets, net		$2,421,251	$(584,486)	$1,836,765	10.4
December 31, 2021
Client relationships	2 to 20 years	$1,465,926	$(199,866)	$1,266,060	14.5
Trademarks	3 to 15 years	326,392	(45,555)	280,837	9.5
Software	3 to 5 years	126,188	(40,767)	85,421	2.7
Technology	5 to 7 years	343,262	(65,302)	277,960	5.6
Intangible assets, net		$2,261,768	$(351,490)	$1,910,278	12.0

Refer to Note 7. “Goodwill,” for the results of impairment testing of the Company’s intangible assets including goodwill.

Amortization expense for intangible assets net of foreign currency remeasurement for intangible assets was $244.6 million, $195.3 million, and $64.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Included in the total amortization expense was amortization for capitalized software development cost of $46.1 million, $15.0 million, and $7.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

In the year ended December 31, 2022, the Company recognized impairments of the full value associated with certain international product programs totaling $9.9 million. This value was reported in Depreciation and amortization on the Company’s Consolidated Statement of Operations and Other Comprehensive Loss.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2022 was as follows (in thousands):

Years Ending December 31,
2023	$287,347
2024	254,686
2025	233,656
2026	173,698
2027 and thereafter	887,378
$1,836,765

In January 2022, the Company embarked upon a two-year migration strategy that integrates and moves selected consumer brands under Teladoc Health, which will serve as the primary business-to-business-to-consumer brand that meets all consumer healthcare needs. The evolution of brand names resulted in the weighted average life of the trademarks decreasing from 9.5 years to 7.5 years as of January 1, 2022, and an acceleration of amortization expense being expensed over 2022 and 2023. This change resulted in additional amortization expense of $23.2 million (or $0.14 per basic and diluted share) for the year ended December 31, 2022.

Refer to Note 7. “Goodwill” for the results of impairment testing of the Company’s intangible assets, including goodwill.

Net cloud computing costs are recorded in other assets within the balance sheets. As of December 31, 2022 and 2021, those costs were $25.4 million and $2.6 million, respectively. The associated expense for cloud computing costs, which are recorded in general and administration expense, was $1.9 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2022	2021
Professional fees	$10,152	$7,124
Consulting fees/provider fees	16,407	19,010
Client performance guarantees	4,145	3,034
Interest payable	1,480	1,480
Income tax payable	3,817	3,098
Insurance	5,981	3,884
Marketing	35,055	2,958
Operating lease liabilities – current	13,592	12,687
Franchise and sales taxes	10,183	9,965
Device replacement cost	349	6,263
Accrued rebates	14,542	4,619
Staff augmentation	3,391	1,858
Other	49,599	26,953
Total	$168,693	$102,933

Note 11. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of December 31, 2022, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company had agreed to guarantee Livongo’s obligations (the “Livongo Notes” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275.0 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below. On January 1, 2023, the Company agreed to assume all of Livongo’s rights and obligations under the Livongo Notes and the applicable indenture, and Livongo was released from such obligations.

The following table presents certain terms of the Notes that were outstanding as of December 31, 2022:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of December 31, 2022 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of December 31, 2022 (in millions) (1)	$768.2	$0.3	$480.6
Fair Value as of December 31, 2021 (in millions) (1)	$940.0	$1.3	$605.0
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of December 31, 2022	4.1258	18.6621	13.94
Remaining Contractual Life as of December 31, 2022	4.4 years	2.4 years	2.4 years
(1)	The Notes are classified as Level 2 within the fair value hierarchy, as defined in Note 4. “Fair Value Measurements.”

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

Holders may convert all or any portion of their Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding the applicable conversion date only under the following circumstances:

●	during any quarter (and only during such quarter), if the last reported sale price of the shares of Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for the applicable Notes on each applicable trading day;
●	during the 5 business day period after any 10 consecutive trading day period (or 5 consecutive trading day period in the case of the Livongo Notes) in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the applicable Notes on each such trading day;
●	upon the occurrence of specified corporate events described under the applicable indenture; or
●	if the Company calls the applicable Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

The Livongo Notes are convertible at the applicable conversion rate shown in the table above into “units of reference property,” each of which is comprised of 0.592 of a share of the Company’s common stock and $4.24 in cash, without interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, units of reference property, or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and units of reference property, the amount of cash and units of reference property, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 consecutive trading day observation period.

For each Note series, the Company may redeem for cash all or part of the Notes, at its option, on or after the applicable optional redemption date shown in the table above (and prior to the 41st scheduled trading day immediately preceding the maturity date in the case of the Livongo Notes) if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling any 2027 Note or 2025 Note for redemption on or after the applicable optional redemption date will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the applicable indenture. If the Company undergoes a fundamental change (as defined in the applicable indenture) at any time prior to the maturity date of the Livongo Notes, holders will have the right, at their option, to require the Company to repurchase for cash all or any portion of their Livongo Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Livongo Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Following the adoption of ASU 2020-06 on January 1, 2022 as described in Note 2. “Summary of Significant Accounting Policies,” the Company accounts for each Note series at amortized cost within the liability section of its consolidated balance sheets. The Company has reserved an aggregate of 8.7 million shares of common stock for the Notes.

The net carrying values of the Notes consisted of the following (in thousands):

	As of December 31,	As of December 31,
2027 Notes	2022	2021
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(15,430)	(250,846)
Net carrying amount	984,570	749,154

2025 Notes
Principal	725	730
Less: Debt discount, net (1)	(7)	(166)
Net carrying amount	718	564

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	0	(74,047)
Net carrying amount	550,000	475,953

Total net carrying amount	$1,535,288	$1,225,671

(1)	Included in the accompanying consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method. See Note 2. “Summary of Significant Accounting Policies.”

The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
2027 Notes	2022	2021	2020
Contractual interest expense	$12,500	$12,500	$7,743
Amortization of debt discount	3,342	37,070	21,756
Total	$15,842	$49,570	$29,499
Effective interest rate	1.6%	3.4%	3.4%

	Year Ended December 31,
2025 Notes	2022	2021	2020
Contractual interest expense	$10	$1,082	$3,900
Amortization of debt discount	3	4,558	12,532
Total	$13	$5,640	$16,432
Effective interest rate	1.8%	4.7%	7.9%

	Year Ended December 31,
Livongo Notes	2022	2021	2020
Contractual interest expense	$4,813	$4,813	$829
Amortization of debt discount	0	19,310	3,226
Total	$4,813	$24,123	$4,055
Effective interest rate	0.9%	5.2%	5.2%

Exchanges and Conversions of Convertible Senior Notes Due 2025

In 2021, the Company entered into privately negotiated agreements with certain holders of the 2025 Notes to exchange approximately $211.5 million aggregate principal amount of 2025 Notes for an aggregate of approximately 4.0 million shares of the Company’s common stock in private placement transactions pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, certain holders of the 2025 Notes converted their 2025 Notes in exchange for approximately 1.1 million shares of the Company’s common stock during the year ended December 31, 2021. As a result of the exchanges and conversions, the Company recorded a charge associated with the loss on extinguishment of debt net of transaction fees of $40.3 million during the year ended December 31, 2021.

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

Note 12. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying consolidated balance sheet. Interest rates applicable to the outstanding advances as of December 31, 2022 ranged from 3.35% to 8.50%.

Client lease payments to third-party financing companies will reduce the advances from financing companies as of December 31, 2022 by year as follows (in thousands):

As of December 31,
2022
2023	$11,375
2024	6,106
2025	1,976
Total	$19,457

Note 13. Leases

Operating Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than one to 10 years, with options to extend the lease term from one to five years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant, or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. The components of operating lease expense reflected in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
Lease cost	2022	2021
Operating lease cost	$18,473	$14,087
Short-term lease cost	162	1,087
Total lease cost	$18,635	$15,174

 In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Supplemental information related to operating leases was as follows (dollars in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows	2022	2021
Cash payment for operating cash flows used for operating leases	$16,854	$14,531
Operating lease liabilities arising from obtaining right-of-use assets	$3,748	$11,598

Other Information
Weighted-average remaining lease term	5.55	5.71
Weighted-average discount rate	6.08%	5.88%

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of December 31,
Operating Leases:	2022
2023	$15,746
2024	11,078
2025	8,519
2026	7,607
2027	5,340
2028 and thereafter	12,887
Total future minimum payments	61,177
Less: imputed interest	(9,543)
Present value of lease liabilities	$51,634

Accrued expenses and other current liabilities	$13,592
Operating lease liabilities, net of current portion	$38,042

The Company rents certain information systems to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of December 31, 2022.

Note 14. Restructuring

During the year ended December 31, 2022, the Company began actions to restructure the Company's operations to reduce operating costs. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, "Exit or Disposal Cost Obligations." The restructuring costs were recorded to the "Restructuring costs" line item within the Company's Consolidated Statements of Operations and Other Comprehensive Loss as they were recognized.

The Company recorded $7.4 million of restructuring costs during the year ended December 31, 2022. The portion of these amounts to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheets.

In connection with the restructuring, the Company expects to incur approximately $17 million in pre-tax charges in 2023, consisting of approximately $9 million substantially related to employee transition, severance payments, employee benefits, and related costs expected to be realized in the first quarter of 2023, and approximately $8 million of exit costs associated with office space reductions expected to occur by the second quarter of 2023. Of the aggregate amount of pre-tax charges that the Company estimates it will incur in 2023, approximately $10 million are expected to result in future cash expenditures related to workforce reductions.

The table below summarizes the accrual and charges incurred with respect to the Company's restructuring that are included in the line items "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet as of December 31, 2022 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, January 1, 2022	$0	$0	$0
Initial costs	1,359	3,815	5,174
Cash payments	(563)	(568)	(1,131)
Accrued Balance, December 31, 2022	$796	$3,247	$4,043

Note 15. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. The Company had 13,606,908 shares available for grant at December 31, 2022.

In connection with the closing of the Livongo merger, the Company assumed the Livongo Health, Inc. 2019 Equity Incentive Plan, the Livongo Health, Inc. Amended and Restated 2014 Stock Incentive Plan, and the Livongo Health, Inc. Amended and Restated 2008 Stock Incentive Plan (collectively, the “Assumed Plans”). At the effective time of the Livongo merger on October 30, 2020, each outstanding Livongo equity award issued under the Assumed Plans was converted into a corresponding award with respect to the Company’s common stock, with the number of shares underlying such award adjusted based on the “Equity Award Adjustment Ratio” (as defined below) and remained outstanding in accordance with the terms that were applicable to such award prior to the Livongo merger. The exercise price of each outstanding Livongo stock option was also adjusted based on the Equity Award Adjustment Ratio. The “Equity Award Adjustment Ratio” means the quotient determined by dividing (i) the volume weighted average closing price of Livongo common stock on the four trading days ending on October 29, 2020, by (ii) the volume weighted average closing price of the Company’s common stock on the New York Stock Exchange on the four trading days beginning on October 29, 2020.

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

Stock option activity under the Plans was as follows (in thousands, except share, per share amounts, and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2021	3,426,978	$22.88	5.32	$242,569
Stock option grants	1,530,665	$33.72	N/A
Stock options exercised	(591,213)	$9.95	N/A	$(24,005)
Stock options forfeited	(122,496)	$51.01	N/A
Balance at December 31, 2022	4,243,934	$27.79	6.10	$19,541
Vested or expected to vest at December 31, 2022	4,243,934	$27.79	6.10	$19,541
Exercisable at December 31, 2022	2,733,507	$22.61	4.28	$19,541

The total grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $26.8 million, $7.4 million, and $1,298.0 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2022	2021	2020
Volatility	56.7% - 68.7%	56.1% - 58.1%	46.1% - 56.6%
Expected term (in years)	4.1	4.1	4.1
Risk-free interest rate	1.13% - 4.36%	0.31% - 1.02%	0.22%-1.64%
Dividend yield	0	0	0
Weighted-average fair value of underlying stock options	$17.48	$67.37	$48.74

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

For the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation expense related to stock options granted of $20.3 million, $93.0 million, and $134.9 million, respectively.

As of December 31, 2022, the Company had $23.7 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2021	2,133,501	$168.43
Granted	6,724,893	$47.91
Vested and issued	(1,309,504)	$122.56
Forfeited	(1,067,221)	$102.71
Balance at December 31, 2022	6,481,669	$63.63
Vested and unissued at December 31, 2022	23,889	$92.12
Non-vested at December 31, 2022	6,457,780	$63.52

The total grant-date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $322.2 million, $144.2 million and $801.0 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense related to RSUs of $179.4 million, $182.4 million, and $314.1 million, respectively.

As of December 31, 2022, the Company had $309.9 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Performance Stock Units

Stock-based compensation costs associated with the Company’s PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from one to three years. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally range from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.

PSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2021	356,249	$140.01
Granted	511,107	$70.32
Vested and issued	(199,066)	$109.37
Forfeited	(38,618)	$85.78
Balance at December 31, 2022	629,672	$99.07
Vested and unissued at December 31, 2022	0	$0.00
Non-vested at December 31, 2022	629,672	$99.07

The total grant-date fair value of PSUs granted during the years ended December 31, 2022, 2021 and 2020 was $35.9 million, $70.4 million, and $25.0 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense related to PSUs of $15.1 million, $22.0 million, and $24.0 million, respectively.

As of December 31, 2022, the Company had $6.3 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 ESPP in connection with its initial public offering. Through December 31, 2022, a total of 1,019,726 shares of common stock have been reserved for issuance under this plan as of December 31, 2022. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During 2022 and 2021, the Company issued 271,159 shares and 122,059 shares, respectively, under the ESPP. As of December 31, 2022, 299,472 shares remained available for issuance.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense related to the ESPP of $3.0 million, $5.2 million, and $2.8 million, respectively.

As of December 31, 2022, the Company had $2.2 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs for stock-based awards were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$6,468	$8,280	$2,700
Advertising and marketing	14,083	18,952	26,995
Sales	43,183	71,475	65,730
Technology and development	64,577	95,561	60,556
General and administrative	89,541	108,318	319,550
Total stock-based compensation expense (1)	$217,852	$302,586	$475,531
(1)	Excluding the amount capitalized related to internal software development projects.

(

Note 16. Provision for Income Taxes

For financial reporting purposes, loss before income taxes for the years ended December 31, 2022, 2021 and 2020 included the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(13,303,130)	$(365,762)	$(566,266)
International	(360,213)	(18,894)	(9,727)
Total	$(13,663,343)	$(384,656)	$(575,993)

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current federal	$0	$0	$(1,954)
Current state	3,007	567	27
Current foreign	1,021	2,595	1,605
Total current	4,028	3,162	(322)

Deferred federal	770	49,008	(60,008)
Deferred state	(5,643)	(6,276)	(26,775)
Deferred foreign	(2,967)	(1,757)	(3,752)
Total deferred	(7,840)	40,975	(90,535)
Provision for income taxes	$(3,812)	$44,137	$(90,857)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
Goodwill impairment	(24.7)	0.0	0.0
State and local tax	4.2	7.7	2.3
Acquisition expenses	0.0	2.0	(2.2)
Stock compensation	(0.3)	6.7	(1.1)
Non-deductible expenses	0.0	(0.5)	(0.1)
Foreign rate differential	0.0	0.2	0.3
Change in valuation allowance	(0.1)	(46.9)	(5.4)
Other	(0.1)	(1.7)	1.0
Effective tax rate	0.0%	(11.5)%	15.8%

The Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$658,409	$687,679
Accrued expenses and compensation	4,933	5,413
Stock-based compensation	52,854	63,641
Foreign tax credits and alternative minimum tax credits	3,448	4,814
Research and development credits	0	1,320
Depreciation of property and equipment	19	56
Interest expense carryforward	2,677	11,528
Operating lease assets	11,012	13,575
Deferred revenue	7,422	7,946
Capitalized R&D	21,987	0
Other	8,590	7,032
Deferred tax assets	771,351	803,004
Valuation allowance	(415,751)	(335,810)
Net deferred tax assets	355,600	467,194

Deferred tax liabilities:
Debt related	0	(73,378)
Operating lease liabilities	(8,701)	(11,842)
Depreciation of property and equipment	(551)	(3,427)
Intangible assets	(396,408)	(452,049)
Other (1)	(879)	(2,275)
Deferred tax liabilities	(406,539)	(542,971)
Net deferred tax liabilities	$(50,939)	$(75,777)
(1)	The Company has updated the presentation of the deferred tax liability item of “Debt related” to combine with “Other,” as it is now an immaterial amount in 2022.

As of December 31, 2022, the Company had approximately $2,640.9 million of federal net operating loss (“NOL”) carryforwards, $1,536.3 million of state NOL carryforwards, and $64.9 million of foreign NOL carryforwards. The federal NOL carryforwards created starting in the year ended December 31, 2018 of $2,223.7 million will carry forward indefinitely, while the remaining federal NOL carryforwards of $417.2 million will begin to expire in 2034. A portion of the state and foreign NOL carryforwards will expire in 2023 and continue to expire in future years. As of December 31, 2022, the Company had approximately $3.4 million of foreign tax credits, a portion of which will expire in 2023 and the remaining will expire in future years. As of December 31, 2022, the Company had no federal and state research and development credits.

As of December 31, 2022, the Company had a valuation allowance of approximately $415.8 million against a portion of the U.S. and certain foreign deferred tax assets, for which realization cannot be considered more likely than not at this time. The valuation allowance increased by $79.9 million from December 31, 2021, of which, approximately $61.8 million is related to convertible debt following the adoption of ASU 2020-06, which was recorded against additional paid-in capital. The remaining incremental $18.1 million relates to current taxes, primarily from the current year operational loss.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of the period	$110,848	$21,362	$2,912
Unrecognized tax benefits assumed in a business combination	0	59,110	15,850
Additions based on prior year tax positions	12,151	43,399	0
Additions based on current year tax positions	20,799	1,490	4,990
Statute of limitations expirations	0	0	(2,390)
Release	0	(14,513)	0
Balance at end of the period	$143,798	$110,848	$21,362

The amount of unrecognized tax benefits as of December 31, 2022 that, if recognized, would reduce tax expense was approximately $143.8 million. The Company does not anticipate any of its unrecognized tax benefits to be settled within the next 12 months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the U.S. and other countries, where applicable. The Company is open under the U.S. federal statute from 2018 to the present, although earlier years may be examined to the extent that loss carryforwards are used in open audit periods. The Company is currently under audit in a single foreign tax jurisdiction. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements. The Company further believes that it has made adequate provision for all income tax uncertainties.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of $6.1 million for certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2022. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

Note 17. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. As of December 31, 2022, the Company had 4.2 million outstanding stock options, 6.5 million outstanding RSUs, 0.6 million outstanding PSUs, and 0.3 million issuable shares of common stock associated with the ESPP.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(13,659,531)	$(428,793)	$(485,136)
Weighted-average shares used to compute basic and diluted net loss per share	161,457,123	156,939,349	90,509,229
Net loss per share, basic and diluted	$(84.60)	$(2.73)	$(5.36)

Note 18. 401(k) Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Internal Revenue Code Section 401. All U.S. employees over the age of 21 are eligible to participate in the plan. The

Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $12.1 million, $11.3 million, and $4.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

On May 14, 2018, a purported class action complaint (Thomas v. Best Doctors, Inc.) was filed in the U.S. District Court for the District of Massachusetts against the Company’s wholly owned subsidiary, Best Doctors, Inc. The complaint alleges that on or about May 16, 2017, Best Doctors violated the U.S. Telephone Consumer Protection Act (the “TCPA”) by sending unsolicited facsimiles to plaintiff and certain other recipients without the recipients’ prior express invitation or permission. The lawsuit seeks statutory damages for each violation, subject to trebling under the TCPA, and injunctive relief. On May 27, 2022, the Court entered an order preliminarily approving the terms of a tentative settlement reached by the parties and conditionally certified the settlement class. On October 27, 2022, the Court entered an order granting final approval of the settlement.

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

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et. al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Eastern District of New York. The claims and parties in De Schutter were substantially similar to those in Schneider. The De Schutter case was transferred on consent to the Southern District court, and the Schneider and De Schutter actions have now been consolidated under the caption In re Teladoc Health, Inc. Securities Litigation. On August 23, 2022, the

court appointed Leadersel Innotech ESG as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. The lead plaintiff filed an amended complaint on September 30, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 24, 2021 to July 27, 2022, and filed a second amended complaint on December 6, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 11, 2021 to July 27, 2022. The Company believes that these claims are without merit, and the Company and its named officers intend to defend the lawsuit vigorously, including through the filing of a motion to dismiss the complaint on January 20, 2023.

On August 9, 2022, a verified shareholder derivative complaint (Vaughn v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s officers and directors. The complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with factual assertions similar to those in the purported securities class action complaints described above. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On September 6, 2022, a duplicative verified stockholder derivative complaint (Hendry v. Teladoc Health, Inc., et. al) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Hendry were substantially similar to those in Vaughn. The Vaughn and Hendry actions have now been consolidated under the caption In re Teladoc Stockholder Derivative Litigation, and a consolidated complaint was filed on November 29, 2022. The consolidated complaint also asserts violations of Section 14(a) of the Securities Exchange Act of 1934. The parties subsequently stipulated to transfer the action to the U.S. District Court for the District of Delaware, and on December 22, 2022 the parties agreed, and the Court ordered, to stay all proceedings until final resolution, including exhaustion of appeals, of the motion to dismiss filed in the purported securities class action complaint described above.

On July 30, 2020, the Company received a Civil Investigative Demand from the Federal Trade Commission (“FTC”) as part of its non-public investigation to determine whether the Company, through its BetterHelp business, engaged in unfair business practices in violation of the Federal Trade Commission Act (the “FTC Investigation”). The Company subsequently entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. During 2022, the Company determined that a loss stemming from the FTC Investigation in the amount of $7.8 million is probable. An accrual of such amount is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and in general and administrative expenses in the Company’s consolidated statements of operations and other comprehensive loss. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.

Note 20. Segments

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the CODM and is responsible for reviewing financial information presented on a segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates segments based on segment operating revenues together with Adjusted EBITDA. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes; other expense (income), net; interest expense, net; depreciation and amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; restructuring costs; and acquisition, integration and transformation charges. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation that follows.

The Company’s computation of segment Adjusted EBITDA may not be comparable to other similarly titled metrics computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same fashion.

Operating revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are based upon allocation methodologies, including the following: revenue, headcount, time and other relevant usage measures, and/or a combination of such.

The Company has two reportable segments: Teladoc Health Integrated Care and BetterHelp. The Integrated Care segment includes a suite of global virtual medical services including general medical, expert medical services, specialty medical, chronic condition management, mental health, and enabling technologies and enterprise telehealth solutions for hospitals and health systems. The BetterHelp segment includes virtual mental health and other wellness services provided on a global basis which are predominantly marketed and sold on a direct-to-consumer basis. Other reflects certain revenues and charges not related to ongoing segment operations.

The CODM does not review any information regarding total assets on a segment basis. The Integrated Care segment accounted for more than 85% of the Company's total capital expenditures for each of the years ended December 31, 2022, 2021, and 2020. Segments do not record intersegment revenues, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for the Company as a whole.

The following table presents revenues by segment (in thousands):

	Year Ended December 31,
	2022	2021	2020
Teladoc Health Integrated Care	$1,373,900	$1,300,878	$744,309
BetterHelp	1,019,646	721,238	345,105
Other (1)	13,294	10,591	4,548
Total Consolidated Revenue	$2,406,840	$2,032,707	$1,093,962

The following table presents Adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2022	2021	2020
Teladoc Health Integrated Care	$135,153	$144,021	$65,836
BetterHelp	114,116	121,702	65,545
Other (1)	(2,756)	2,114	(4,540)
Total Consolidated Adjusted EBITDA	$246,513	$267,837	$126,841
(1)	Other reflects certain revenues and expenses not related to ongoing segment operations.

The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Teladoc Health Integrated Care	$135,153	$144,021	$65,836
BetterHelp	114,116	121,702	65,545
Other	(2,756)	2,114	(4,540)
Total consolidated Adjusted EBITDA	246,513	267,837	126,841
Adjustments to reconcile to GAAP net loss:
Goodwill impairment	(13,402,812)	0	0
Loss on extinguishment of debt	0	(43,748)	(9,077)
Other expense (income), net	(859)	5,088	(545)
Interest expense, net	(9,270)	(80,365)	(59,950)
Depreciation and amortization	(256,027)	(204,239)	(69,495)
Stock-based compensation	(217,852)	(302,586)	(475,531)
Acquisition, integration, and transformation costs	(15,620)	(26,643)	(88,236)
Restructuring costs	(7,416)	0	0
Loss before provision for income taxes	(13,663,343)	(384,656)	(575,993)
Provision for income taxes	3,812	(44,137)	90,857
Net loss	$(13,659,531)	$(428,793)	$(485,136)

Geographic data for long-lived assets (representing property, plant and equipment) were as follows (in thousands):

	As of December 31,
	2022	2021
United States	$25,935	$25,123
Other	3,706	2,111
Total long-lived assets	$29,641	$27,234