Form 10-Q
period 2023-03-31
Teladoc Health, Inc.
filed 2023-05-02
CIK 1477449

DeferredTaxAssetsDeferredIncome

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 26, 2023, the Registrant had 163,670,601 shares of Common Stock outstanding.

TELADOC HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2023

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$888,579	$918,182
Accounts receivable, net of allowance for doubtful accounts of $6,106 and $4,324, respectively	215,981	210,554
Inventories	45,801	56,342
Prepaid expenses and other current assets	136,346	130,310
Total current assets	1,286,707	1,315,388
Property and equipment, net	29,791	29,641
Goodwill	1,073,190	1,073,190
Intangible assets, net	1,815,948	1,836,765
Operating lease - right-of-use assets	39,518	41,831
Other assets	63,993	48,540
Total assets	$4,309,147	$4,345,355
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,625	$47,690
Accrued expenses and other current liabilities	184,642	168,693
Accrued compensation	50,900	81,554
Deferred revenue-current	95,930	90,457
Advances from financing companies	11,247	11,375
Total current liabilities	381,344	399,769
Other liabilities	1,749	1,618
Operating lease liabilities, net of current portion	35,927	38,042
Deferred revenue, net of current portion	4,117	3,872
Advances from financing companies, net of current portion	8,037	8,082
Deferred taxes, net	50,613	50,939
Convertible senior notes, net	1,536,134	1,535,288
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 163,919,394 shares and 162,840,360 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	164	163
Additional paid-in capital	17,409,574	17,358,645
Accumulated deficit	(15,077,515)	(15,008,287)
Accumulated other comprehensive loss	(40,997)	(42,776)
Total stockholders’ equity	2,291,226	2,307,745
Total liabilities and stockholders’ equity	$4,309,147	$4,345,355

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data, unaudited)

	Quarter Ended March 31,
	2023	2022
Revenue	$629,244	$565,350
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	190,107	187,025
Operating expenses:
Advertising and marketing	176,790	133,600
Sales	54,490	58,329
Technology and development	86,985	87,412
General and administrative	114,145	104,923
Acquisition, integration, and transformation costs	5,944	4,507
Restructuring costs	8,102	0
Depreciation and amortization	69,783	58,933
Goodwill impairment	0	6,600,000
Total expenses	706,346	7,234,729
Loss from operations	(77,102)	(6,669,379)
Other income, net	(4,907)	(724)
Interest (income) expense, net	(3,648)	5,480
Loss before provision for income taxes	(68,547)	(6,674,135)
Provision for income taxes	681	388
Net loss	(69,228)	(6,674,523)
Other comprehensive income (loss), net of tax:
Currency translation adjustment and other	1,779	(5,139)
Comprehensive loss	$(67,449)	$(6,679,662)

Net loss per share, basic and diluted	$(0.42)	$(41.58)

Weighted-average shares used to compute basic and diluted net loss per share	162,922,691	160,532,301

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745
Exercise of stock options	28,127	0	296	0	0	296
Issuance of common stock upon vesting of restricted stock units	1,050,907	1	(1)	0	0	0
Stock-based compensation	0	0	50,634	0	0	50,634
Other comprehensive income, net of tax	0	0	0	0	1,779	1,779
Net loss	0	0	0	(69,228)	0	(69,228)
Balances as of March 31, 2023	163,919,394	$164	$17,409,574	$(15,077,515)	$(40,997)	$2,291,226

Balance as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	267,586	0	3,585	0	0	3,585
Issuance of common stock upon vesting of restricted stock units	697,602	1	(1)	0	0	0
Stock-based compensation	0	0	63,963	0	0	63,963
Other comprehensive loss, net of tax	0	0	0	0	(5,139)	(5,139)
Net loss	0	0	0	(6,674,523)	0	(6,674,523)
Balance as of March 31, 2022	161,434,513	$161	$17,177,152	$(8,023,279)	$(11,424)	$9,142,610

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarter Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,228)	$(6,674,523)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	0	6,600,000
Depreciation and amortization	69,783	58,933
Depreciation of rental equipment	681	770
Amortization of right-of-use assets	3,056	3,173
Provision for allowances	9,034	4,591
Stock-based compensation	46,038	60,436
Deferred income taxes	(355)	(2,319)
Accretion of interest	845	826
Other, net	(3,522)	0
Changes in operating assets and liabilities:
Accounts receivable	(14,046)	(27,842)
Prepaid expenses and other current assets	(6,165)	(18,993)
Inventory	10,000	2,023
Other assets	(9,939)	(6,047)
Accounts payable	(9,132)	492
Accrued expenses and other current liabilities	15,452	11,706
Accrued compensation	(32,265)	(48,819)
Deferred revenue	5,648	7,479
Operating lease liabilities	(2,858)	(3,626)
Other liabilities	129	(7)
Net cash provided by (used in) operating activities	13,156	(31,747)
Cash flows from investing activities:
Capital expenditures	(2,363)	(3,913)
Capitalized software	(43,261)	(26,918)
Other, net	0	3,264
Net cash used in investing activities	(45,624)	(27,567)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	296	3,585
Proceeds from advances from financing companies	3,375	2,232
Payment against advances from financing companies	(3,548)	(3,921)
Proceeds from employee stock purchase plan	2,731	3,680
Cash received for withholding taxes on stock-based compensation, net	496	103
Other, net	3	(2,863)
Net cash provided by financing activities	3,353	2,816
Net decrease in cash and cash equivalents	(29,115)	(56,498)
Foreign exchange difference	(488)	(538)
Cash and cash equivalents at beginning of the period	918,182	893,480
Cash and cash equivalents at end of the period	$888,579	$836,444

Income taxes paid	$346	$261

Interest paid	$194	$7

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” or the “Company,” and is the global leader in whole person virtual care focusing on forging a new healthcare experience with better convenience, outcomes, and value around the world. The Company’s mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience.

The Company was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. The Company’s principal executive office is located in Purchase, New York.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the quarters ended March 31, 2023 and 2022, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the condensed consolidated results of operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

These consolidated financial statements include the results of Teladoc Health, as well as two professional associations and 10 professional corporations (collectively, the “THMG Association”).

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

Total revenue and net loss for the VIE were $61.6 million and $0.0 million, and $60.1 million and ($2.3) million, for the quarters ended March 31, 2023 and 2022, respectively. The VIE’s total assets, all of which were current, were $157.6 million and $106.7 million at March 31, 2023 and December 31, 2022, respectively. The VIE’s total liabilities, all of which were current, were $206.2 million and $143.8 million at March 31, 2023 and December 31, 2022, respectively. The VIE’s total stockholders’ deficit was $48.6 million and $37.1 million at March 31, 2023 and December 31, 2022, respectively.

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

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with the determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain obligations assumed. Acquisition-related transaction costs incurred by the Company are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the Condensed Consolidated Statement of Operations; if material, the effects of changes in estimates are disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements.

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the value of goodwill, the capitalization and amortization of software development costs, deferred device and contract costs, allowances for sales and for doubtful accounts, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies, litigation and related legal accruals, the accounting for stock-based compensation awards, and other items as described in the Summary of Significant Accounting policies in this Quarterly Report and in the 2022 Form 10-K.

Recently Adopted Accounting Standards

In September 2022, the financial accounting standards board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50) – Disclosure of Supplier Finance Program

Obligations,” to provide guidance on disclosure requirements for supplier finance programs and improve information transparency by requiring the disclosure of key terms of the program, amounts outstanding that remain unpaid, a description of where those amounts are presented in the balance sheet, and a rollforward of any outstanding obligations. ASU 2022-04 is effective for annual reporting periods, including interim periods therein, beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 did not have any impact on the Company’s financial information.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual members who utilize the Company’s solutions, accessing its professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits and is reported as a component of other revenue in the condensed consolidated financial statements. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue. Access fees revenue accounted for 88% and 87% of the Company’s total revenue for the quarters ended March 31, 2023 and 2022, respectively.

The following table presents the Company’s revenues disaggregated by revenue source and also by geography (in thousands):

	Quarter Ended
	March 31,
	2023	2022
Revenue by Type
Access fees	$550,870	$491,337
Other	78,374	74,013
Total Revenue	$629,244	$565,350

Revenue by Geography
U.S. Revenue	$541,662	$491,200
International Revenue	87,582	74,150
Total Revenue	$629,244	$565,350

During the fourth quarter of 2022, the Company refined its definition of other revenue to capture revenues associated with visit fee, virtual healthcare device equipment sales, and its hosted virtual healthcare platform. Prior period amounts have been recast to conform with the current presentation.

Deferred Revenue

Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. Deferred revenue associated with upfront payments for a device is amortized ratably over the expected member enrollment period. Deferred revenue that will be recognized during the next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

For certain services, payment is required for future periods before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $100.0 million at March 31, 2023 and $87.1 million at March 31, 2022. The net increase of $5.7 million and $7.6 million in the deferred revenue balance for the quarters ended March 31, 2023 and 2022, respectively, was primarily driven by increased cash payments received in advance of satisfying performance obligations primarily related to the services of the BetterHelp segment and, to a lesser extent, the Teladoc Health Integrated Care segment, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the quarter ended March 31, 2023 and 2022 that was included in deferred revenue at the beginning of the periods was $61.5 million and $51.6 million, respectively.

The Company expects to recognize $87.8 million of revenue throughout the remainder of 2023 and $10.6 million of revenue in the year ending December 31, 2024 related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Deferred device and contract costs, current	$26,576	$29,956
Deferred device and contract costs, noncurrent	17,033	8,404
Total deferred device and contract costs	$43,609	$38,360

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2022	$38,360
Additions	16,572
Cost of revenue recognized	(11,323)
Ending balance as of March 31, 2023	$43,609

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	March 31, 2023
	Level 1	Level 2	Total
Cash and cash equivalents	$888,579	$0	$888,579

	December 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents	$918,182	$0	$918,182

There were no transfers between fair value measurement levels during any of the periods presented.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Raw materials and purchased parts	$26,403	$30,126
Work in process	934	433
Finished goods	26,338	31,977
Inventory reserve	(7,874)	(6,194)
Total inventories	$45,801	$56,342

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Prepaid expenses	$77,526	$63,159
Deferred device and contract costs, current	26,576	29,956
Other receivables	25,099	25,091
Other current assets	7,145	12,104
Total prepaid expenses and other current assets	$136,346	$130,310

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2022 and March 31, 2023	$0	$1,073,190	$1,073,190

Goodwill is net of accumulated impairment losses of $13.4 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments on October 1, 2022 and $1.1 billion was recognized on the goodwill assigned to the Teladoc Health Integrated Care segment.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (in thousands):

					Weighted
					Average
					Remaining
	Useful		Accumulated	Net Carrying	Useful Life
	Life	Gross Value	Amortization	Value	(Years)
March 31, 2023
Client relationships	2 to 20 years	$1,459,719	$(316,839)	$1,142,880	13.3
Trademarks	2 to 15 years	325,368	(111,724)	213,644	6.9
Software	3 to 5 years	339,643	(94,838)	244,805	2.7
Technology	4 to 7 years	343,070	(128,451)	214,619	4.4
Intangible assets, net		$2,467,800	$(651,852)	$1,815,948	10.1
December 31, 2022
Client relationships	2 to 20 years	$1,458,384	$(291,993)	$1,166,391	13.5
Trademarks	2 to 15 years	325,171	(98,303)	226,868	7.0
Software	3 to 5 years	294,629	(78,373)	216,256	2.7
Technology	4 to 7 years	343,067	(115,817)	227,250	4.7
Intangible assets, net		$2,421,251	$(584,486)	$1,836,765	10.4

Amortization expense for intangible assets was $66.9 million and $56.6 million for the quarters ended March 31, 2023 and 2022, respectively. Included in the total amortization expense was amortization for capitalized software development cost of $16.6 million and $6.7 million for the quarters ended March 31, 2023 and 2022, respectively.

Net cloud computing costs are recorded in other assets within the balance sheets. As of March 31, 2023 and December 31, 2022, those costs were $32.5 million and $25.4 million, respectively. The associated expense for cloud computing costs is amortized in general and administration expense and was $0.8 million and $0.3 million for the quarters ended March 31 2023 and 2022, respectively.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Professional fees	$14,158	$10,152
Consulting fees/provider fees	22,345	16,407
Client performance guarantees	6,909	4,145
Interest payable	5,811	1,480
Income tax payable	4,694	3,817
Insurance	5,125	5,981
Lease abandonment obligation - current	3,136	0
Marketing	40,427	35,055
Operating lease liabilities – current	12,958	13,592
Franchise and sales taxes	13,272	10,183
Accrued rebates	17,831	14,542
Staff augmentation	4,479	3,391
Other	33,497	49,948
Total	$184,642	$168,693

Note 10. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of March 31, 2023, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company had agreed to guarantee Livongo’s obligations (the “Livongo Notes;” and together with the 2027 Notes and the 2025 Notes, the “Notes”). On January 1, 2023, the Company agreed to assume all of Livongo’s rights and obligations under the Livongo Notes and the applicable indenture, and Livongo was released from such obligations.

The following table presents certain terms of the Notes that were outstanding as of March 31, 2023:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of March 31, 2023 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of March 31, 2023 (in millions) (1)	$771.3	$0.4	$484.3
Fair Value as of December 31, 2022 (in millions) (1)	$768.2	$0.3	$480.6
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of March 31, 2023	4.1258	18.6621	13.94
Remaining Contractual Life as of March 31, 2023	4.2 years	2.1 years	2.2 years
(1)	The Notes are classified as Level 2 within the fair value hierarchy, as defined in Note 4. “Fair Value Measurements.”

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

The net carrying values of the Notes consisted of the following (in thousands):

	As of March 31,	As of December 31,
2027 Notes	2023	2022
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(14,584)	(15,430)
Net carrying amount	985,416	984,570

2025 Notes
Principal	725	725
Less: Debt discount, net (1)	(7)	(7)
Net carrying amount	718	718

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	0	0
Net carrying amount	550,000	550,000

Total net carrying amount	$1,536,134	$1,535,288

(1)	Included in the accompanying condensed consolidated balance sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Quarters Ended
	March 31,
2027 Notes	2023	2022
Contractual interest expense	$3,125	$3,125
Amortization of debt discount	844	831
Total	$3,969	$3,956
Effective interest rate	1.6%	0.8%

	Quarters Ended
	March 31,
2025 Notes	2023	2022
Contractual interest expense	$2	$3
Amortization of debt discount	1	1
Total	$3	$4
Effective interest rate	1.6%	0.9%

	Quarters Ended
	March 31,
Livongo Notes	2023	2022
Contractual interest expense	$1,203	$1,203
Amortization of debt discount	0	0
Total	$1,203	$1,203
Effective interest rate	1.3%	0%

Note 11. Advances from Financing Companies

The Company utilizes a third-party financing company to provide certain Clients with a rental option. The principal portion of these up-front payments are reported as advances from financing companies in the accompanying condensed consolidated balance sheets. Interest rates applicable to the outstanding advances as of March 31, 2023 ranged from 3.35% to 10.98%.

Client lease payments to third party financing companies will reduce the advances from financing companies as of March 31, 2023 by year as follows (in thousands):

As of March 31,
2023
Remainder of 2023	$8,908
2024	7,382
2025	2,903
2026	91
Total	$19,284

Note 12. Leases

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

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of March 31,
Operating Leases:	2023
2023	$11,783
2024	11,176
2025	8,615
2026	7,547
2027	5,436
2028 and thereafter	13,375
Total future minimum payments	57,932
Less: imputed interest	(9,047)
Present value of lease liabilities	$48,885

Accrued expenses and other current liabilities	$12,958
Operating lease liabilities, net of current portion	$35,927

The Company rents certain information systems to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of March 31, 2023. See Note. 13, “Restructuring,” for further information.

Note 13. Restructuring

The Company is continuing the previously reported actions to restructure its operations to reduce operating costs. In connection with the restructuring, the Company expects to incur approximately $17 million in pre-tax charges in the year ending December 31, 2023, consisting of $9 million substantially related to employee transition, severance payments, employee benefits, and related costs and approximately $8 million of costs associated with office space reductions. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, "Exit or Disposal Cost Obligations" and ASC Section 360-10-35, “Property, Plant and Equipment-Subsequent Measurement.” The costs are recorded to the "Restructuring costs" line item within the Company's Consolidated Statements of Operations and Other Comprehensive Loss as they are recognized.

During the quarter ended March 31, 2023, the Company recorded $8.1 million of restructuring costs, of which $7.2 million was related to employee transition, severance payments, employee benefits, and related costs and $0.9 million was related to costs associated with office space reductions. The portion of these amounts to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The Company expects to incur the remaining approximately $9 million in pre-tax charges in the second quarter of 2023. Such charges are expected to principally relate to costs associated with office space reductions.

The table below summarizes the accrual and charges incurred with respect to the Company's restructuring that are included in the line items "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet as of March 31, 2023 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, December 31, 2022	$796	$3,247	$4,043
Additions	7,170	470	7,640
Cash payments	(5,932)	(581)	(6,513)
Accrued Balance, March 31, 2023	$2,034	$3,136	$5,170

Note 14. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (collectively, the “Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. The Company had 6,278,157 shares available for grant at March 31, 2023.

All stock-based awards to employees are measured based on the grant-date fair value, or replacement grant date fair value in relation to the Livongo transaction, and are generally recognized on a straight line basis in the Company’s condensed consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each restricted stock unit (“RSU”)). The Company recognizes the forfeiture of stock-based awards as they occur.

Stock Options

Options issued under the Plans are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value
Balance at December 31, 2022	4,243,934	$27.79	6.10	$19,541
Stock option grants	20,431	$23.65	N/A
Stock options exercised	(28,127)	$10.51	N/A	$(475)
Stock options forfeited	(40,725)	$47.20	N/A
Balance at March 31, 2023	4,195,513	$27.69	5.79	$23,800
Vested or expected to vest at March 31, 2023	4,195,513	$27.69	5.79	$23,800
Exercisable at March 31, 2023	2,716,055	$23.11	3.94	$23,711

The total grant-date fair value of stock options granted during the quarters ended March 31, 2023 and 2022 were $0.2 million and $1.6 million, respectively.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

The assumptions used are determined as follows:

Volatility. The expected volatility was derived from the historical stock volatilities of the Company’s stock over a period equivalent to the expected term of the stock option grants.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Quarter Ended March 31,
	2023	2022
Volatility	65.58%	56.69% - 57.86%
Expected term (in years)	4.3	4.1
Risk-free interest rate	4.07%	1.13% - 1.52%
Dividend yield	0	0
Weighted-average fair value of underlying stock options	$12.85	$35.94

For the quarters ended March 31, 2023 and 2022, the Company recorded compensation expense related to stock options granted of $2.2 million and $10.7 million, respectively.

As of March 31, 2023, the Company had $21.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per RSU
Balance at December 31, 2022	6,481,669	$63.63
Granted	6,301,052	$26.83
Vested and issued	(942,132)	$100.72
Forfeited	(425,795)	$71.47
Balance at March 31, 2023	11,414,794	$39.96
Vested and unissued at March 31, 2023	23,878	$92.15
Non-vested at March 31, 2023	11,390,916	$39.85

The total grant-date fair value of RSUs granted during the quarters ended March 31, 2023 and 2022 was $169.1 million and $181.9 million, respectively.

For the quarters ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of $43.4 million and $44.5 million, respectively.

As of March 31, 2023, the Company had $405.9 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Performance Stock Units

Stock-based compensation costs associated with the Company’s restricted stock units subject to performance criteria (“PSUs”) are initially determined using the fair market value of the Company’s common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from one to three years. Stock-based compensation costs associated with these PSUs are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally ranges from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.

PSU activity under the Plans was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Per PSU
Balance at December 31, 2022	629,672	$99.07
Granted	1,127,045	$26.88
Vested and issued	(108,775)	$153.57
Forfeited	(5,999)	$88.78
Performance adjustment (1)	(283,282)	$79.12
Balance at March 31, 2023	1,358,661	$39.03
Vested and unissued at March 31, 2023	0	$0.00
Non-vested at March 31, 2023	1,358,661	$39.03

(1) Based on the Company's 2022 results, performance stock units were attained at rates ranging from 0% to 86.25% of the target award.

The total grant-date fair value of PSUs granted during the quarters ended March 31, 2023 and 2022 was $30.3 million and $30.1 million, respectively.

For the quarters ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to PSUs of $3.4 million and $7.3 million, respectively.

As of March 31, 2023, the Company had $44.2 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. A total of 1,113,343 shares of common stock were reserved for issuance under this plan as of March 31, 2023. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the quarters ended March 31, 2023 and 2022, the Company did not issue any shares under the ESPP. As of March 31, 2023, 393,089 shares remained available for issuance.

For the quarters ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to the ESPP of $1.6 million and $1.5 million, respectively.

As of March 31, 2023, the Company had $0.7 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 year.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Quarter Ended
	March 31,
	2023	2022
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$1,353	$2,196
Advertising and marketing	3,126	3,711
Sales	8,075	12,071
Technology and development	12,729	18,087
General and administrative	20,755	24,371
Total stock-based compensation expense (1)	$46,038	$60,436

(1) Excludes the amount capitalized related to internal software development projects.

In the quarter ended March 31, 2023, the Company reversed $4.5 million of share-based compensation expense associated with individuals terminated under its restructuring plans. See Note 13, "Restructuring," for further information.

Note 15. Provision for Income Taxes

The Company’s provision for income taxes was an expense of $0.7 million for the quarter ended March 31, 2023 and $0.4 million for the quarter ended March 31, 2022. The tax expense for both quarters was primarily the result of the tax shortfall associated with the stock-based compensation awards that vested in the quarter.

Note 16. Legal Matters

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

On July 30, 2020, the Company received a Civil Investigative Demand from the Federal Trade Commission (“FTC”) as part of its non-public investigation to determine whether the Company, through its BetterHelp business, engaged in unfair business practices in violation of the Federal Trade Commission Act (the “FTC Investigation”). The Company subsequently entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. During 2022, the Company determined that a loss stemming from the FTC Investigation in the amount of $7.8 million is probable. In March 2023, the Company and the FTC entered into a settlement, pending federal court approval, and agreed to a consent order, that will require the Company to make a $7.8 million payment to the FTC.

There have been multiple putative class-action litigations filed against BetterHelp in relation to the allegations detailed in the FTC’s consent order described above, in both California state court and U.S. federal court in California. The cases are substantially similar, involving allegations of misleading patients as to BetterHelp’s use of patient data and associated alleged violations of law involving privacy, advertising, contract and tort. The Company believes that these claims are without merit, and the Company intends to defend the lawsuits vigorously.

Note 17. Segments

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the CODM and is responsible for reviewing financial information presented on a segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates segments based on segment operating revenues together with Adjusted EBITDA. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes; other income, net; interest (income) expense, net; depreciation and amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; restructuring costs; and acquisition, integration and transformation charges. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation that follows.

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

The following table presents revenues by segment (in thousands):

	Quarter Ended
	March 31,
	2023	2022
Teladoc Health Integrated Care	$349,972	$332,384
BetterHelp	279,272	230,174
Other (1)	0	2,792
Total Consolidated Revenue	$629,244	$565,350

The following table presents Adjusted EBITDA by segment (in thousands):

	Quarter Ended
	March 31,
	2023	2022
Teladoc Health Integrated Care	$35,127	$23,267
BetterHelp	17,638	30,098
Other (1)	0	1,132
Total Consolidated Adjusted EBITDA	$52,765	$54,497

(1)	Other reflects certain revenues and expenses not related to ongoing segment operations.

The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes (in thousands):

	Quarter Ended
	March 31,
	2023	2022
Teladoc Health Integrated Care	$35,127	$23,267
BetterHelp	17,638	30,098
Other	0	1,132
Total consolidated Adjusted EBITDA	52,765	54,497
Adjustments to reconcile to GAAP net loss
Goodwill impairment	0	(6,600,000)
Other income, net	4,907	724
Interest income (expense), net	3,648	(5,480)
Depreciation and amortization	(69,783)	(58,933)
Stock-based compensation	(46,038)	(60,436)
Acquisition, integration, and transformation costs	(5,944)	(4,507)
Restructuring costs	(8,102)	0
Loss before provision for income taxes	(68,547)	(6,674,135)
Provision for income taxes	(681)	(388)
Net loss	$(69,228)	$(6,674,523)

Geographic data for long-lived assets (representing property, plant and equipment) were as follows (in thousands):

	As of March 31,	As of December 31,
	2023	2022
United States	$25,957	$25,935
Other	3,834	3,706
Total long-lived assets	$29,791	$29,641

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled” “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties, and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in our other reports and U.S. Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in whole person virtual care focusing on forging a new healthcare experience with better convenience, outcomes, and value around the world.

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 5.7 million to 84.9 million at March 31, 2023, compared to the same period in 2022.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 13% to 1.03 million at March 31, 2023, compared to 0.91 million at March 31, 2022.

Average Revenue Per U.S. Integrated Care Member. Average revenue per U.S. Integrated Care member measures the average amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average revenue per U.S. Integrated Care member decreased to $1.39 in the quarter ended March 31, 2023, from $1.41 in the same period in 2022, primarily due to the impact of new members onboarded over the course of the year.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the increasing market adoption of BetterHelp, the growth of that business, and future revenue potential. Our ability to efficiently reach new potential paying users through various advertising channels helped us to increase BetterHelp paying users by 22% to 0.47 million as of March 31, 2023, compared to 0.38 million as of March 31, 2022.

As it relates to the Company:

Seasonality. Our business has historically been subject to seasonality. In our Integrated Care segment, as a result of many Clients’ introduction of new services at the start of each year, a concentration of our new Client contracts has an effective date of January 1. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. As a result of seasonal cold and flu trends, we historically have experienced our highest level of visit and other fee revenue during the first and fourth quarters of each year.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K. In addition, the following updates our discussion of impairment testing therein as of March 31, 2023.

Goodwill Impairment Charge

In March 2022, we performed an impairment assessment using updated forecasted future cash flows, including revenues, margin, and capital expenditures to reflect current conditions. In addition, we changed other valuation assumptions, including increases in interest rates and market volatility, resulting in a higher discount rate than what was used previously, and a selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but we recorded a $6.6 billion non-deductible goodwill impairment charge (or $41.11 per basic and diluted share) for the quarter ended March 31, 2022. The non-cash impairment charge had no impact on the provision for income taxes.

There were no impairment charges recorded for goodwill or definite-lived intangible assets for the quarter ended March 31, 2023. As of the October 1, 2022 testing period, the excess of reporting unit value over carrying value was significant for the remaining goodwill.

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with GAAP, we use earnings before interest, provision for income taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, and free cash flow which are non-GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.

EBITDA consists of net loss before interest (income) expense, net; other income, net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; and goodwill impairment. Adjusted EBITDA consists of net loss before interest (income) expense, net; other income, net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; stock-based compensation; restructuring costs; and acquisition, integration, and transformation costs.

Free cash flow is net cash (used in) provided by operating activities less capital expenditures and capitalized software development costs. We believe that free cash flow reflects an additional way of viewing our liquidity that, when viewed together with GAAP results, provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows.

We believe the above financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA, Adjusted EBITDA and free cash flow may vary from that of others in our industry. Neither EBITDA, Adjusted EBITDA nor free cash flow should be considered as an alternative to net loss before provision for income taxes, net loss, net loss per share, net cash from operating activities or any other performance measures derived in accordance with GAAP.

EBITDA, Adjusted EBITDA, and free cash flow have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA and Adjusted EBITDA do not reflect goodwill impairment;

●	EBITDA and Adjusted EBITDA do not reflect the interest (income) expense, net;

●	EBITDA and Adjusted EBITDA eliminate the impact of the provision for income taxes on our results of operations;

●	EBITDA and Adjusted EBITDA do not reflect other income, net;

●	Adjusted EBITDA does not reflect restructuring costs. Restructuring costs may include certain lease impairment costs, certain losses related to early lease terminations, and severance;

●	Adjusted EBITDA does not reflect significant acquisition, integration, and transformation costs. Acquisition, integration and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities;

●	Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs; and

●	Other companies in our industry may calculate EBITDA, and Adjusted EBITDA differently than we do, limiting the usefulness of these measures as comparative measures.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

We compensate for these limitations by using EBITDA, Adjusted EBITDA, and free cash flow along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include net loss, net loss per share, net cash provided by operating activities, and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA, Adjusted EBITDA, and free cash flow should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the quarters ended March 31, 2023 and 2022 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Quarter Ended March 31,
	2023	2022
	$	$	Variance	%
Revenue	$629,244	$565,350	$63,894	11%
Cost of revenue	190,107	187,025	3,082	2%
Gross profit	439,137	378,325	60,812	16%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	190,107	187,025	3,082	2%
Operating expenses:
Advertising and marketing	176,790	133,600	43,190	32%
Sales	54,490	58,329	(3,839)	(7)%
Technology and development	86,985	87,412	(427)	(0)%
General and administrative	114,145	104,923	9,222	9%
Acquisition, integration, and transformation costs	5,944	4,507	1,437	32%
Restructuring costs	8,102	0	8,102	n/m
Depreciation and amortization	69,783	58,933	10,850	18%
Goodwill impairment	0	6,600,000	(6,600,000)	n/m
Loss from operations	(77,102)	(6,669,379)	6,592,277	99%
Other income, net	(4,907)	(724)	(4,183)	n/m %
Interest (income) expense, net	(3,648)	5,480	(9,128)	167%
Loss before provision for income taxes	(68,547)	(6,674,135)	6,605,588	99%
Provision for income taxes	681	388	293	76%
Net loss	$(69,228)	$(6,674,523)	$6,605,295	99%
Net loss per share, basic and diluted	$(0.42)	$(41.58)	$41.16	99%

EBITDA (1)	$(7,319)	$(10,446)	$3,127	30%
Adjusted EBITDA (1)	$52,765	$54,497	$(1,732)	(3)%

n/m – not meaningful

(1)	Non-GAAP Financial Measures

The following is a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the quarters ended March 31, 2023 and 2022 (in thousands):

	Quarter Ended
	March 31,
	2023	2022
Net loss	$(69,228)	$(6,674,523)
Add:
Goodwill impairment	0	6,600,000
Other income, net	(4,907)	(724)
Interest (income) expense, net	(3,648)	5,480
Provision for income taxes	681	388
Depreciation and amortization	69,783	58,933
EBITDA	(7,319)	(10,446)
Stock-based compensation	46,038	60,436
Acquisition, integration, and transformation costs	5,944	4,507
Restructuring costs	8,102	0
Adjusted EBITDA	$52,765	$54,497

Teladoc Health Integrated Care	$35,127	$23,267
BetterHelp	17,638	30,098
Other	0	1,132
Adjusted EBITDA	$52,765	$54,497

Revenue. Total revenue was $629.2 million for the quarter ended March 31, 2023, compared to $565.4 million during the quarter ended March 31, 2022, an increase of $63.9 million, or 11%. Total access fees were $550.9 million for the quarter ended March 31, 2023 compared to $491.3 million for the quarter ended March 31, 2022, an increase of $59.5 million, or 12%. Other revenue, which predominately includes visit fees and, to a lesser extent, revenues from the sales of our telehealth solutions for hospitals and health systems, was $78.4 million for the quarter ended March 31, 2023 compared to $74.0 million for the quarter ended March 31, 2022, an increase of $4.4 million, or 6%. For the quarter ended March 31, 2023, 88% and 12% of our revenue was derived from access fees and other revenue, respectively, as compared to 87% and 13%, respectively, for the quarter ended March 31, 2022. By geography, U.S. revenue grew 10% to $541.7 million and International revenue grew 18% to $87.6 million compared to the quarter ended March 31, 2022.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue was $190.1 million for the quarter ended March 31, 2023 compared to $187.0 million for the quarter ended March 31, 2022, an increase of $3.1 million, or 2%. The increase for the quarter was primarily due to growth in visits associated with higher revenue partially offset by lower device costs amortization and various optimization efforts.

Advertising and Marketing Expenses. Advertising and marketing expenses were $176.8 million for the quarter ended March 31, 2023 compared to $133.6 million for the quarter ended March 31, 2022, an increase of $43.2 million, or 32%. The increase for the quarter was substantially driven by higher digital and media advertising costs related to BetterHelp.

Sales Expenses. Sales expenses were $54.5 million for the quarter ended March 31, 2023 compared to $58.3 million for the quarter ended March 31, 2022, a decrease of $3.8 million, or 7%. The decrease for the quarter was primarily driven by lower stock-based compensation and other employee related costs, partially offset by higher commissions driven by increased revenues and higher costs related to sales conferences and events.

Technology and Development Expenses. Technology and development expenses were $87.0 million for the quarter ended March 31, 2023 compared to $87.4 million for the quarter ended March 31, 2022, a decrease of $0.4 million. The quarter reflects lower stock-based compensation and lower recruiting expenses. Offsetting these costs were higher personnel costs and higher infrastructure, hosting and software license costs associated with running operations and ongoing projects and services to continuously improve and optimize our products and services. For the quarters ended March 31, 2023 and 2022, research and development costs, which exclude amounts reflected as capitalized software, were $30.4 million and $27.0 million, respectively.

General and Administrative Expenses. General and administrative expenses increased $9.2 million, or 9%, to $114.1 million for the quarter ended March 31, 2023 compared to $104.9 million for the quarter ended March 31, 2022. The increase was driven by higher personnel costs and higher therapist recruiting costs, partially offset by lower stock-based compensation and other taxes.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $5.9 million and $4.5 million for the quarters ended March 31, 2023 and 2022, respectively, and primarily consisted of costs to integrate and upgrade our CRM and ERP ecosystem.

Restructuring Costs. Restructuring costs were $8.1 million for the quarter ended March 31, 2023 primarily consisting of losses related to early lease terminations and severance. See Note 13. “Restructuring” of the notes to the condensed consolidated financial statements for additional information related to expected future costs to be incurred in 2023.

Depreciation and Amortization. Depreciation and amortization was $69.8 million for the quarter ended March 31, 2023 compared to $58.9 million for the quarter ended March 31, 2022, an increase of 18%. The higher amortization is associated with higher capitalized software development costs.

Goodwill Impairment. We did not record a non-cash goodwill impairment charges for the quarter ended March 31, 2023. In the prior year quarter ended March 31, 2022, we recorded a non-cash goodwill impairment charge of $6.6 billion, following goodwill impairment testings performed as a result of sustained decreases in our publicly quoted share price. The non-cash charge had no impact on the provision for income taxes.

Other Income, Net. Other income, net was an income of $4.9 million for the quarter ended March 31, 2023 compared to an income of $0.7 million for the quarter ended March 31, 2022 primarily reflecting a gain on the partial sale of a business.

Interest (Income) Expense, Net. Interest (income) expense, net consisted of interest income from cash and cash equivalents and interest costs and amortization of debt discount primarily associated with the convertible senior notes. Interest (income) expense, net was an income of $3.6 million for the quarter ended March 31, 2023 compared to an expense of $5.5 million for the quarter ended March 31, 2022. The increase was driven by higher interest income. Interest income was $8.9 million for the quarter ended March 31, 2023 compared to $0.2 million for the quarter ended March 31, 2022.

Provision for Income Taxes.   We recorded an income tax expense of $0.7 million for the quarter ended March 31, 2023 compared to an expense of $0.4 million for the quarter ended March 31, 2022.

Segment Information

The following tables set forth the results of operations for the relevant segments for the quarters ended March 31, 2023 and 2022 (dollars in thousands):

	Quarter Ended March 31,
Teladoc Health Integrated Care	2023	2022	Variance		%
Revenue	$349,972	$332,384	$17,588		5%
Adjusted EBITDA	$35,127	$23,267	$11,860		51%
Adjusted EBITDA Margin %	10.0%	7.0%	304	bps

Integrated Care total revenues increased by $17.6 million, or 5%, to $350.0 million for the quarter ended March 31, 2023 on higher chronic care enrollment and adoption, as well as higher telemedicine product revenue, including higher revenues from our Primary 360 offering.

Integrated Care Adjusted EBITDA increased by $11.9 million, or 51%, to $35.1 million for the quarter ended March 31, 2023, primarily reflecting higher gross profit, partially offset by higher operating expenses, namely general administrative and technology and development expenses.

	Quarter Ended March 31,
BetterHelp	2023	2022	Variance		%
Therapy Services	$275,928	$229,117	$46,811		20%
Other Wellness Services	3,344	1,057	2,287		216%
Total Revenue	$279,272	$230,174	$49,098		21%
Adjusted EBITDA	$17,638	$30,098	$(12,460)		(41)%
Adjusted EBITDA Margin %	6.3%	13.1%	(676)	bps

BetterHelp total revenues increased by $49.1 million, or 21%, to $279.3 million for the quarter ended March 31, 2023, driven by a 22% increase in average monthly paying users.

BetterHelp Adjusted EBITDA decreased by $12.5 million, or 41%, to $17.6 million for the quarter ended March 31, 2023, primarily reflecting higher advertising and marketing expenses.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Quarter Ended March 31,
Consolidated Statements of Cash Flows - Summary	2023	2022
Net cash provided by (used in) operating activities	$13,156	$(31,747)
Net cash used in investing activities	(45,624)	(27,567)
Net cash provided by financing activities	3,353	2,816
Foreign exchange difference	(488)	(538)
Total decrease in cash and cash equivalents	$(29,603)	$(57,036)

Our principal sources of liquidity are cash and cash equivalents, which totaled $888.6 million as of March 31, 2023.

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

See Note 10. “Convertible Senior Notes” of the notes to the condensed consolidated financial statements for additional information on our convertible senior notes.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of March 31, 2023.

Cash from Operating Activities

Cash flows provided by operating activities consist of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $13.2 million for the quarter ended March 31, 2023 compared to net cash used in operating activities of $31.7 million for the quarter ended March 31, 2022. The year-

over-year improvement was primarily driven by growth in the business as well as lower incentive compensation payments and higher interest income.

Our primary uses of cash from operating activities are for the payment of cash compensation, provider fees, engagement marketing, direct-to-consumer digital and media advertising, inventory, insurance, technology costs, interest expense and acquisition, integration, and transformation costs. Historically, our cash compensation is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash from Investing Activities

Cash used in investing activities was $45.6 million for the quarter ended March 31, 2023, and $27.6 million for the quarter ended March 31, 2022. Amounts for both periods primarily relate to payments for capitalized software development costs associated with ongoing projects and services to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash provided by financing activities for the quarter ended March 31, 2023 was $3.4 million, primarily consisting of the proceeds from the exercise of employee stock options, proceeds withheld from participants in the employee stock purchase plan, partially offset by net payments against advances from financing companies.

Cash provided by financing activities for the quarter ended March 31, 2022 was $2.8 million. Cash provided by financing activities primarily consisted of the proceeds from the exercise of employee stock options, proceeds withheld from participants in the employee stock purchase plan, partially offset by net payments against advances from financing companies.

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Quarter Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$13,156	$(31,747)
Capital expenditures	(2,363)	(3,913)
Capitalized software	(43,261)	(26,918)
Free Cash Flow	$(32,468)	$(62,578)

Free cash outflow was $32.5 million for the quarter ended March 31, 2023, as compared to $62.6 million for the quarter ended March 31, 2022. The year-over-year increase was substantially driven by growth in the business, lower incentive compensation payments, and higher interest income, partially offset by higher capitalized software costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Exchange Risk

Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates as our convertible senior notes bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the U.S. which accounts for approximately 86% of our revenues. We have not utilized hedging strategies with respect to our foreign exchange exposure as we believe it is not expected to have a material impact on our condensed consolidated financial statements.

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

No Client represented over 10% of revenues for the quarters quarter ended March 31, 2023 or 2022.

No Client represented over 10% of accounts receivable at March 31, 2023 or December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than this ERP system implementation, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 16. “Legal Matters”, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

TELADOC HEALTH, INC.

Date: May 2, 2023	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: May 2, 2023	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer