Form 10-Q
period 2023-06-30
Teladoc Health, Inc.
filed 2023-07-28
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
Commission File Number: 001-37477
______________________________________
TELADOC HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3705970
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Manhattanville Road, Suite 203
Purchase, New York	10577
(Address of principal executive office)	(Zip code)
(203) 635-2002
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TDOC	New York Stock Exchange
______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2023, the Registrant had 164,952,114 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2023

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$958,695	$918,182
Accounts receivable, net of allowance for doubtful accounts of $8,050 and $4,324, respectively	215,181	210,554
Inventories	34,054	56,342
Prepaid expenses and other current assets	113,034	130,310
Total current assets	1,320,964	1,315,388
Property and equipment, net	30,392	29,641
Goodwill	1,073,190	1,073,190
Intangible assets, net	1,784,105	1,836,765
Operating lease - right-of-use assets	34,824	41,831
Other assets	72,930	48,540
Total assets	$4,316,405	$4,345,355
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,071	$47,690
Accrued expenses and other current liabilities	192,937	168,693
Accrued compensation	67,001	81,554
Deferred revenue-current	107,385	101,832
Total current liabilities	383,394	399,769
Other liabilities	1,740	1,618
Operating lease liabilities, net of current portion	36,809	38,042
Deferred revenue, net of current portion	14,240	11,954
Deferred taxes, net	48,097	50,939
Convertible senior notes, net	1,536,981	1,535,288
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 164,877,180 shares and 162,840,360 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	165	163
Additional paid-in capital	17,476,451	17,358,645
Accumulated deficit	(15,142,692)	(15,008,287)
Accumulated other comprehensive loss	(38,780)	(42,776)
Total stockholders’ equity	2,295,144	2,307,745
Total liabilities and stockholders’ equity	$4,316,405	$4,345,355
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$652,406	$592,379	$1,281,650	$1,157,729
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	190,540	182,470	380,647	369,495
Operating expenses:
Advertising and marketing	178,756	164,574	355,546	298,174
Sales	53,530	57,930	108,020	116,259
Technology and development	87,309	78,696	174,294	166,108
General and administrative	125,841	112,998	239,986	217,921
Acquisition, integration, and transformation costs	5,080	2,892	11,024	7,399
Restructuring costs	7,530	0	15,632	0
Depreciation and amortization	75,465	59,371	145,248	118,304
Goodwill impairment	0	3,030,000	0	9,630,000
Total expenses	724,051	3,688,931	1,430,397	10,923,660
Loss from operations	(71,645)	(3,096,552)	(148,747)	(9,765,931)
Interest income	(11,558)	(1,225)	(20,469)	(1,389)
Interest expense	5,835	5,562	11,098	11,206
Other expense (income), net	207	1,760	(4,700)	1,036
Loss before provision for income taxes	(66,129)	(3,102,649)	(134,676)	(9,776,784)
Provision for income taxes	(952)	(1,188)	(271)	(800)
Net loss	(65,177)	(3,101,461)	(134,405)	(9,775,984)
Other comprehensive income (loss), net of tax:
Currency translation adjustment and other	2,217	(18,440)	3,996	(23,579)
Comprehensive loss	$(62,960)	$(3,119,901)	$(130,409)	$(9,799,563)

Net loss per share, basic and diluted	$(0.40)	$(19.22)	$(0.82)	$(60.72)

Weighted-average shares used to compute basic and diluted net loss per share	164,171,372	161,377,695	163,550,481	161,002,075
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	163,919,394	$164	$17,409,574	$(15,077,515)	$(40,997)	$2,291,226
Exercise of stock options	49,906	0	381	0	0	381
Issuance of common stock upon vesting of restricted stock units	636,144	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	271,736	0	5,790	0	0	5,790
Stock-based compensation	0	0	60,707	0	0	60,707
Other comprehensive income, net of tax	0	0	0	0	2,217	2,217
Net loss	0	0	0	(65,177)	0	(65,177)
Balances as of June 30, 2023	164,877,180	$165	$17,476,451	$(15,142,692)	$(38,780)	$2,295,144

Balance as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745
Exercise of stock options	78,033	0	677	0	0	677
Issuance of common stock upon vesting of restricted stock units	1,687,051	2	(2)	0	0	0
Issuance of stock under employee stock purchase plan	271,736	0	5,790	0	0	5,790
Stock-based compensation	0	0	111,341	0	0	111,341
Other comprehensive income, net of tax	0	0	0	0	3,996	3,996
Net loss	0	0	0	(134,405)	0	(134,405)
Balance as of June 30, 2023	164,877,180	$165	$17,476,451	$(15,142,692)	$(38,780)	$2,295,144

Balance as of March 31, 2022	161,434,513	$161	$17,177,152	$(8,023,279)	$(11,424)	$9,142,610
Exercise of stock options	159,775	1	1,394	0	0	1,395
Issuance of common stock upon vesting of restricted stock units	149,018	0	0	0	0	0
Issuance of stock under employee stock purchase plan	148,609	0	4,225	0	0	4,225
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	56,316	0		56,316
Other comprehensive loss, net of tax	0	0	0	0	(18,440)	(18,440)
Net loss	0	0	0	(3,101,461)	0	(3,101,461)
Balance as of June 30, 2022	161,892,008	$162	$17,239,092	$(11,124,740)	$(29,864)	$6,084,650

Balance as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	427,361	1	4,979	0	0	4,980
Issuance of common stock upon vesting of restricted stock units	846,620	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	148,609	0	4,225	0	0	4,225
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	120,279	0	0	120,279
Other comprehensive loss, net of tax	0	0	0	0	(23,579)	(23,579)
Net loss	0	0	0	(9,775,984)	0	(9,775,984)
Balance as of June 30, 2022	161,892,008	$162	$17,239,092	$(11,124,740)	$(29,864)	$6,084,650
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(134,405)	$(9,775,984)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	0	9,630,000
Depreciation and amortization	145,248	118,304
Depreciation of rental equipment	1,324	1,486
Amortization of right-of-use assets	5,778	6,540
Provision for allowances	3,048	5,857
Stock-based compensation	101,763	111,436
Deferred income taxes	(3,557)	(2,528)
Accretion of interest	1,693	1,659
Other, net	4,570	0
Changes in operating assets and liabilities:
Accounts receivable	(7,032)	(43,948)
Prepaid expenses and other current assets	16,625	(20,195)
Inventory	20,613	11,974
Other assets	(17,463)	(17,453)
Accounts payable	(31,788)	47,417
Accrued expenses and other current liabilities	20,742	20,712
Accrued compensation	(15,532)	(38,328)
Deferred revenue	7,546	10,823
Operating lease liabilities	(4,946)	(7,266)
Other liabilities	111	216
Net cash provided by operating activities	114,338	60,722
Cash flows from investing activities:
Capital expenditures	(4,267)	(6,455)
Capitalized software	(77,927)	(69,213)
Other, net	0	3,264
Net cash used in investing activities	(82,194)	(72,404)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	677	4,980
Proceeds from employee stock purchase plan	5,435	1,972
Cash received for withholding taxes on stock-based compensation, net	1,450	54
Other, net	(1)	(5,524)
Net cash provided by financing activities	7,561	1,482
Net increase (decrease) in cash and cash equivalents	39,705	(10,200)
Foreign exchange difference	808	(2,119)
Cash and cash equivalents at beginning of the period	918,182	893,480
Cash and cash equivalents at end of the period	$958,695	$881,161

Income taxes paid	$785	$564

Interest paid	$8,676	$8,673
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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the condensed consolidated results of operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Total revenue and net loss for the VIE were $58.8 million and $0.0 million, and $59.3 million and $0.5 million, for the three months ended June 30, 2023 and 2022, respectively. Total revenue and net loss for the VIE were
$120.4 million and $0.0 million, and $119.4 million and $2.8 million, for the six months ended June 30, 2023 and 2022, respectively. The VIE’s total assets, all of which were current, were $210.0 million and $106.7 million at June 30, 2023 and December 31, 2022, respectively. The VIE’s total liabilities, all of which were current, were $258.6 million and
$143.8 million at June 30, 2023 and December 31, 2022, respectively. The VIE’s total stockholders’ deficit was
$48.6 million and $37.1 million at June 30, 2023 and December 31, 2022, respectively.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the Condensed Consolidated Statements of Operations; if material, the effects of changes in estimates are disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual members who utilize the Company’s solutions, accessing its professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits and is reported as a component of other revenue when disaggregated revenue is presented. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue. Access fees revenue accounted for 88% of the Company’s total revenue in each of the three months ended June 30, 2023 and 2022. Access fees revenue accounted for 88% and 87% of the Company’s total revenue for the six months ended June 30, 2023 and 2022, respectively.

The following table presents the Company’s revenues disaggregated by revenue source and also by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by Type
Access fees	$575,661	$518,730	$1,126,531	$1,010,067
Other	76,745	73,649	155,119	147,662
Total Revenue	$652,406	$592,379	$1,281,650	$1,157,729

Revenue by Geography
U.S. Revenue	$561,787	$521,386	$1,103,448	$1,012,586
International Revenue	90,619	70,993	178,202	145,143
Total Revenue	$652,406	$592,379	$1,281,650	$1,157,729

During the fourth quarter of 2022, the Company refined its definition of other revenue to capture revenues associated with visit fee, virtual healthcare device equipment sales, and its hosted virtual healthcare platform. Prior period amounts have been recast to conform with the current presentation.

Deferred Revenue

Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. Deferred revenue associated with upfront payments for a device is amortized ratably over the expected member enrollment period. The Company utilizes third-party financing companies to provide certain Clients with a rental option. The principal portion of these up-front payments received by the Company of $21.9 million as of June 30, 2023 is included in deferred revenue. Deferred revenue that will be recognized during the next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

For certain services, payment is required for future periods before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue, current plus long-term, was $121.6 million at June 30, 2023 and $109.6 million at June 30, 2022. The net increase of $7.8 million and $7.5 million in the deferred revenue balance for the six months ended June 30, 2023 and 2022, respectively, was primarily driven by increased cash payments received in advance of satisfying performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period. The Company anticipates that it will satisfy most of its performance obligation associated with the deferred revenue within the prospective fiscal year. Revenue recognized during the three months ended June 30, 2023 and 2022 that was included in deferred revenue at the beginning of the periods was $70.3 million and $58.0 million, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022 that was included in deferred revenue at the beginning of the periods was $76.8 million and $60.2 million, respectively.

The Company expects to recognize $86.4 million of revenue throughout the remainder of 2023, $26.7 million of revenue in the year ending December 31, 2024, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2023.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Deferred device and contract costs, current	$30,300	$29,956
Deferred device and contract costs, non-current	18,234	8,404
Total deferred device and contract costs	$48,534	$38,360

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2022	$38,360
Additions	32,841
Cost of revenue recognized	(22,667)
Ending balance as of June 30, 2023	$48,534

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2023
	Level 1	Level 2	Total
Cash and cash equivalents	$958,695	$0	$958,695

	December 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents	$918,182	$0	$918,182

There were no transfers between fair value measurement levels during any of the periods presented.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Raw materials and purchased parts	$23,424	$30,126
Work in process	939	433
Finished goods	17,918	31,977
Inventory reserve	(8,227)	(6,194)
Total inventories	$34,054	$56,342

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Prepaid expenses	$62,103	$63,159
Deferred device and contract costs, current	30,300	29,956
Other receivables	12,263	25,091
Other current assets	8,368	12,104
Total prepaid expenses and other current assets	$113,034	$130,310

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2022 and June 30, 2023	$0	$1,073,190	$1,073,190

Goodwill is net of accumulated impairment losses of $13.4 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments on October 1, 2022 and $1.1 billion was recognized on the goodwill assigned to the Teladoc Health Integrated Care segment.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2023
Client relationships	2 years to 20 years	$1,459,489	$(340,919)	$1,118,570	13.1
Trademarks	2 years to 15 years	325,256	(125,063)	200,193	6.8
Software	3 years to 5 years	378,925	(115,297)	263,628	2.6
Technology	4 years to 7 years	341,806	(140,092)	201,714	4.2
Intangible assets, net		$2,505,476	$(721,371)	$1,784,105	9.8
December 31, 2022
Client relationships	2 years to 20 years	$1,458,384	$(291,993)	$1,166,391	13.5
Trademarks	2 years to 15 years	325,171	(98,303)	226,868	7.0
Software	3 years to 5 years	294,629	(78,373)	216,256	2.7
Technology	4 years to 7 years	343,067	(115,817)	227,250	4.7
Intangible assets, net		$2,421,251	$(584,486)	$1,836,765	10.4

Amortization expense for intangible assets was $72.5 million and $56.7 million for the three months ended June 30, 2023 and 2022, respectively, and was $139.4 million and $113.3 million for the six months ended June 30, 2023 and 2022, respectively. Included in the total amortization expense was amortization for capitalized software development cost of $19.7 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively, and was $36.3 million and $13.7 million for the six months ended June 30, 2023 and 2022, respectively.

Net cloud computing costs are recorded in other assets within the balance sheets. As of June 30, 2023 and December 31, 2022, those costs were $36.2 million and $25.4 million, respectively. The associated expense for cloud computing costs is amortized in general and administration expense and was $1.0 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and was $1.8 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Professional fees	$16,901	$10,152
Consulting fees/provider fees	15,953	16,407
Client performance guarantees and accrued rebates	31,728	18,687
Interest payable	1,465	1,480
Income tax payable	1,176	3,817
Insurance	4,178	5,981
Lease abandonment obligation - current	5,348	3,247
Marketing	43,904	35,055
Operating lease liabilities – current	11,919	13,592
Franchise and sales taxes	15,067	10,183
Staff augmentation	4,339	3,391
Other	40,959	46,701
Total	$192,937	$168,693

Note 10. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of June 30, 2023, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. (“Livongo”) on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes;” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

The following table presents certain terms of the Notes that were outstanding as of June 30, 2023:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of June 30, 2023 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of June 30, 2023 (in millions) (1)	$795.0	$0.3	$497.0
Fair Value as of December 31, 2022 (in millions) (1)	$768.2	$0.3	$480.6
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of June 30, 2023	4.1258	18.6621	13.9400
Remaining Contractual Life as of June 30, 2023	3.9 years	1.9 years	1.9 years
(1)The Notes are classified as Level 2 within the fair value hierarchy, as defined in Note 4. “Fair Value Measurements.”

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

Holders may convert all or any portion of their Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding the applicable conversion date only under the following circumstances:

•during any quarter (and only during such quarter), if the last reported sale price of the shares of Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for the applicable Notes on each applicable trading day;

•during the five business day period after any ten consecutive trading day period (or five consecutive trading day period in the case of the Livongo Notes) in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the applicable Notes on each such trading day;

•upon the occurrence of specified corporate events described under the applicable indenture; or

•if the Company calls the applicable Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

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

The net carrying values of the Notes consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
2027 Notes
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(13,738)	(15,430)
Net carrying amount	986,262	984,570

2025 Notes
Principal	725	725
Less: Debt discount, net (1)	(6)	(7)
Net carrying amount	719	718

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	0	0
Net carrying amount	550,000	550,000

Total net carrying amount	$1,536,981	$1,535,288
(1)Included in the accompanying condensed consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
2027 Notes	2023	2022	2023	2022
Contractual interest expense	$3,125	$3,125	$6,250	$6,250
Amortization of debt discount	847	833	1,691	1,664
Total	$3,972	$3,958	$7,941	$7,914
Effective interest rate	1.6%	1.6%	1.6%	1.6%

	Three Months Ended June 30,		Six Months Ended June 30,
2025 Notes	2023	2022	2023	2022
Contractual interest expense	$2	$2	$5	$5
Amortization of debt discount	1	1	2	2
Total	$3	$3	$7	$7
Effective interest rate	1.8%	1.8%	1.8%	1.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Livongo Notes	2023	2022	2023	2022
Contractual interest expense	$1,203	$1,203	$2,406	$2,406
Amortization of debt discount	0	0	0	0
Total	$1,203	$1,203	$2,406	$2,406
Effective interest rate	0.9%	0.9%	0.9%	0.9%

Note 11. Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than one to nine years, with options to extend the lease term from one to five years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases:	As of June 30, 2023
2023	$7,943
2024	11,967
2025	9,350
2026	8,156
2027	6,044
2028 and thereafter	14,753
Total future minimum payments	58,213
Less: imputed interest	(9,485)
Present value of lease liabilities	$48,728

Accrued expenses and other current liabilities	$11,919
Operating lease liabilities, net of current portion	$36,809

The Company rents certain information systems to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of June 30, 2023. See Note. 12, “Restructuring,” for further information.

Note 12. Restructuring

The Company has continued the previously reported actions to restructure its operations to reduce operating costs. In connection with the restructuring, the Company expected to incur approximately $17 million in pre-tax charges in the year ending December 31, 2023, consisting of $9 million related to employee transition, severance payments, employee benefits, and related costs and $8 million of costs associated with office space reductions. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, "Exit or Disposal Cost Obligations" and ASC Section 360-10-35, "Property, Plant and Equipment-Subsequent Measurement." The costs are recorded to the "Restructuring costs" line item within the Company's Condensed Consolidated Statements of Operations and Other Comprehensive Loss as they are recognized.

During the three months ended June 30, 2023, the Company recorded $7.5 million of restructuring costs, of which $0.5 million was related to employee transition, severance payments, employee benefits, and related costs and $7.0 million was related to costs associated with office space reductions, including $4.4 million of right-of-use asset impairment charges. During the six months ended June 30, 2023, the Company recorded $15.6 million of restructuring costs, of which $7.7 million was related to employee transition, severance payments, employee benefits, and related costs and $7.9 million was related to costs associated with office space reductions, including $4.9 million of right-of-use asset impairment charges. The portion of these amounts to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The recognition of restructuring charges has been substantially completed as of June 30, 2023.

The table below summarizes the accrual and charges incurred with respect to the Company's restructuring, with the severance related portion included in the line item "Accrued compensation" and the lease termination related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet as of June 30, 2023 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, December 31, 2022	$796	$3,247	$4,043
Additions	7,662	3,107	10,769
Cash payments	(6,978)	(1,006)	(7,984)
Accrued Balance, June 30, 2023	$1,480	$5,348	$6,828

Note 13. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2023 Incentive Award Plan (the “2023 Plan”) provides for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Prior to the approval of the 2023 Plan at the Company’s 2023 annual meeting of stockholders, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plan, collectively, the “Plans”) also provided for the issuance of such awards. The Company had 14,194,292 shares available for grant under the 2023 Plan at June 30, 2023.

All stock-based awards to employees are measured based on the grant-date fair value, or replacement grant date fair value in relation to the Livongo transaction, and are generally recognized on a straight line basis in the Company’s condensed consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period for each stock option and a three-year vesting period for each restricted stock unit (“RSU”)). The Company recognizes the forfeiture of stock-based awards as they occur.

Stock Options

Options issued under the Plans are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

	Number of Shares Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2022	4,243,934	$27.79	6.10	$20
Stock option grants	59,679	$24.37	n/a
Stock options exercised	(78,033)	$8.67	n/a	$1,402
Stock options forfeited	(89,504)	$49.26	n/a
Balance at June 30, 2023	4,136,076	$27.63	5.64	$21,701
Vested or expected to vest at June 30, 2023	4,136,076	$27.63	5.64	$21,701
Exercisable at June 30, 2023	3,047,326	$24.67	4.45	$21,634

The total grant-date fair value of stock options granted during the three months ended June 30, 2023 and 2022 were $0.6 million and $23.0 million, respectively. The total grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 were $0.8 million and $24.6 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2023	2022
Volatility	65.58% - 67.92%	56.69% - 65.57%
Expected term (in years)	4.3	4.1
Risk-free interest rate	3.68% - 4.08%	1.13% - 2.89%
Dividend yield	0%	0%
Weighted-average fair value of underlying stock options	$13.41	$17.72

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to stock options granted of $2.4 million and $4.9 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to stock options granted of $4.7 million and $15.6 million, respectively.

As of June 30, 2023, the Company had $18.8 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statements of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from 1 year to 3 years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2022	6,481,669	$63.63
Granted	6,790,129	$26.75
Vested and issued	(1,861,991)	$76.35
Forfeited	(836,235)	$55.68
Balance at June 30, 2023	10,573,572	$38.26
Vested and unissued at June 30, 2023	43,118	$56.25
Non-vested at June 30, 2023	10,530,454	$38.18

The total grant-date fair value of RSUs granted during the three months ended June 30, 2023 and 2022 was
$12.6 million and $92.8 million, respectively. The total grant-date fair value of RSUs granted during the six months ended June 30, 2023 and 2022 was $181.6 million and $274.7 million, respectively.

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $53.7 million and $49.7 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $96.9 million and $94.2 million, respectively.

As of June 30, 2023, the Company had $347.2 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Performance Stock Units

Stock-based compensation costs associated with the Company’s RSUs subject to performance criteria (“PSUs”) are initially determined using the fair market value of the Company’s common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from one to three years. Stock-based compensation costs associated with these PSUs are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally ranges from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.

PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2022	629,672	$99.07
Granted	1,297,725	$26.90
Vested and issued	(117,966)	$153.96
Forfeited	(5,999)	$88.78
Performance adjustment (1)	(283,282)	$79.12
Balance at June 30, 2023	1,520,150	$36.96
Vested and unissued at June 30, 2023	0	$0.00
Non-vested at June 30, 2023	1,520,150	$36.96
___________________________
(1)Based on the Company's 2022 results, PSUs were attained at rates ranging from 0% to 86.25% of the target award.

The total grant-date fair value of PSUs granted during the three months ended June 30, 2023 and 2022 was
$4.6 million and $4.9 million, respectively. The total grant-date fair value of PSUs granted during the six months ended June 30, 2023 and 2022 was $34.9 million and $35.0 million, respectively.

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of $3.7 million and $2.1 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of $7.2 million and $9.4 million, respectively.

As of June 30, 2023, the Company had $43.2 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. At the Company’s 2023 annual meeting of stockholders, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the ESPP by 3,000,000. A total of 4,113,343 shares of common stock were reserved for issuance under this plan as of June 30, 2023. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the three months ended June 30, 2023 and 2022, the Company issued 271,736 shares and 148,609 shares, respectively, under the ESPP. As of June 30, 2023, 3,121,353 shares remained available for issuance.

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to the ESPP of $0.9 million and $(0.4) million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to the ESPP of $2.4 million and $1.1 million, respectively.

As of June 30, 2023, the Company had $1.7 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$1,243	$2,123	$2,596	$4,319
Advertising and marketing	4,002	3,198	7,128	6,909
Sales	9,870	10,709	17,947	22,781
Technology and development	15,689	15,093	28,416	33,180
General and administrative	24,921	19,877	45,676	44,247
Total stock-based compensation expense (1)	$55,725	$51,000	$101,763	$111,436
___________________________
(1)Excludes the amount capitalized related to internal software development projects.

In the six months ended June 30, 2023, the Company reversed $4.5 million of share-based compensation expense associated with individuals terminated under its restructuring plans. See Note 12, "Restructuring," for further information.

Note 14. Provision for Income Taxes

The Company’s provision for income taxes was a benefit of $1.0 million and $0.3 million for the three and six months ended June 30, 2023, respectively. The tax benefit was the result of the current period book loss, primarily offset by valuation allowances and the tax shortfall associated with the stock-based compensation awards that vested in the year.

The Company recorded income tax benefits of $1.2 million and $0.8 million for the three and six months ended June 30, 2022, respectively.

Note 15. Legal Matters

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

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et. al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Eastern District of New York. The claims and parties in De Schutter were substantially similar to those in Schneider. The De Schutter case was transferred on consent to the Southern District court, and the Schneider and De Schutter actions have now been consolidated under the caption In re Teladoc Health, Inc. Securities Litigation. On August 23, 2022, the court appointed Leadersel Innotech ESG as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. The lead plaintiff filed an amended complaint on September 30, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 24, 2021 to July 27, 2022, and filed a second amended complaint on December 6, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint. The Company believes that these claims are without merit, and the Company and its named officers intend to defend any appeal or further proceedings in the lawsuit vigorously.

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

On July 30, 2020, the Company’s subsidiary BetterHelp, Inc. (“BetterHelp”) received a Civil Investigative Demand from the U.S. Federal Trade Commission (“FTC”) as part of its non-public investigation to determine whether BetterHelp engaged in unfair business practices in violation of the Federal Trade Commission Act. In March 2023, BetterHelp and the FTC entered into a tentative settlement of all claims arising from the FTC’s investigation and agreed to a consent order that required the Company to make a $7.8 million payment to the FTC. The settlement, including the consent order, received final approval from the FTC on July 14, 2023.

There have been multiple putative class-action litigations filed against BetterHelp in connection with the above-referenced FTC settlement and consent order. The actions have been filed in California federal and state courts and in Canada. The cases are substantially similar, involving allegations of misleading patients as to BetterHelp’s use of patient data and associated alleged violations of law involving privacy, advertising, contract and tort. The Company believes that these claims are without merit, and the Company intends to defend the lawsuits vigorously.

Note 16. Segments

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

The CODM measures and evaluates segments based on segment operating revenues together with Adjusted EBITDA. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes; other income, net; interest income; interest expense; depreciation and amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; restructuring costs; and acquisition, integration and transformation charges. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation that follows.

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

The following table presents revenues by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Teladoc Health Integrated Care	$360,050	$341,599	$710,022	$673,983
BetterHelp	292,356	247,314	571,628	477,488
Other (1)	0	3,466	0	6,258
Total Consolidated Revenue	$652,406	$592,379	$1,281,650	$1,157,729

The following table presents Adjusted EBITDA by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Teladoc Health Integrated Care	$37,968	$29,320	$73,095	$52,587
BetterHelp	34,187	20,022	51,825	50,120
Other (1)	0	(2,631)	0	(1,499)
Total Consolidated Adjusted EBITDA	$72,155	$46,711	$124,920	$101,208
___________________________
(1)Other reflects certain revenues and expenses not related to ongoing segment operations.

The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Teladoc Health Integrated Care	$37,968	$29,320	$73,095	$52,587
BetterHelp	34,187	20,022	51,825	50,120
Other	0	(2,631)	0	(1,499)
Total consolidated Adjusted EBITDA	72,155	46,711	124,920	101,208
Adjustments to reconcile to GAAP net loss
Goodwill impairment	0	(3,030,000)	0	(9,630,000)
Interest income	11,558	1,225	20,469	1,389
Interest expense	(5,835)	(5,562)	(11,098)	(11,206)
Other income (expense), net	(207)	(1,760)	4,700	(1,036)
Depreciation and amortization	(75,465)	(59,371)	(145,248)	(118,304)
Stock-based compensation	(55,725)	(51,000)	(101,763)	(111,436)
Acquisition, integration, and transformation costs	(5,080)	(2,892)	(11,024)	(7,399)
Restructuring costs	(7,530)	0	(15,632)	0
Loss before provision for income taxes	(66,129)	(3,102,649)	(134,676)	(9,776,784)
Provision for income taxes	952	1,188	271	800
Net loss	$(65,177)	$(3,101,461)	$(134,405)	$(9,775,984)

Geographic data for long-lived assets (representing property, plant and equipment) were as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
United States	$26,342	$25,935
Other	4,050	3,706
Total long-lived assets	$30,392	$29,641

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 5.3 million to 85.9 million at June 30, 2023, compared to the same period in 2022.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 7% to 1.073 million at June 30, 2023, compared to 1.005 million at June 30, 2022.

Average Revenue Per U.S. Integrated Care Member. Average revenue per U.S. Integrated Care member measures the average amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average revenue per U.S. Integrated Care member decreased to $1.41 in the three months ended June 30, 2023, from $1.43 in the same period in 2022, primarily due to the impact of new members onboarded over the course of the year. Average revenue per U.S. Integrated Care member decreased to $1.40 in the six months ended June 30, 2023 from $1.42 in the same period in 2022, primarily due to the impact of new members onboarded over the course of the year.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the increasing market adoption of BetterHelp, the growth of that business, and future revenue potential. Our ability to efficiently reach new potential paying users through various advertising channels helped us to increase BetterHelp paying users by 17% to 0.476 million for the three months ended June 30, 2023, compared to 0.408 million for the three months ended June 30, 2022, and increased by 19% to 0.471 million for the six months ended June 30, 2023, compared to 0.395 million for the six months ended June 30, 2022.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K. In addition, the following updates our discussion of impairment testing therein as of June 30, 2023.

Goodwill Impairment Charge

There were no impairment charges recorded for goodwill or definite-lived intangible assets for the three and six months ended June 30, 2023. As of the last goodwill testing period, the excess of reporting unit value over carrying value was significant for the remaining unimpaired goodwill, which was the portion of goodwill assigned to the BetterHelp segment on the October 1, 2022 testing date.

At June 30, 2022, we performed an impairment assessment using updated valuation assumptions as compared to those used for the March 31, 2022 impairment assessment. The discount rate was increased for a company risk premium to reflect the then-current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The June 30, 2022 assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, but did result in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.78 per basic and diluted share). For the six months ended June 30, 2022, a $9.6 billion non-deductible goodwill impairment charge (or $59.81 per basic and diluted share) was recognized. The non-cash impairment charges had no impact on the provision for income taxes.

EBITDA and Adjusted EBITDA

To supplement our financial information presented in accordance with GAAP, we use earnings before interest, provision for income taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, and free cash flow, which are non-GAAP financial measures, to clarify and enhance an understanding of past performance. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance, and are commonly used by investors to evaluate our performance and that of our competitors. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business, and that free cash flow reflects an additional way of viewing our liquidity that, when viewed together with GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We use these non-GAAP financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.

EBITDA consists of net loss before interest income; interest expense; other income, net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; and goodwill impairment. Adjusted EBITDA consists of net loss before interest income; interest expense; other income, net, including foreign exchange gain or loss; provision for income taxes; depreciation and amortization; goodwill impairment; stock-based compensation; restructuring costs; and acquisition, integration, and transformation costs.

Free cash flow is net cash (used in) provided by operating activities less capital expenditures and capitalized software development costs.

Our use of these non-GAAP terms may vary from that of others in our industry, and other companies may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Non-GAAP measures have important limitations as analytical tools and you should not consider them in isolation, and they should not be considered as an alternative to net loss before provision for income taxes, net loss, net loss per share, net cash from operating activities or any other measures derived in accordance with GAAP. Some of these limitations are:

•EBITDA and Adjusted EBITDA eliminate the impact of the provision for income taxes on our results of operations, and they do not reflect goodwill impairment, interest income, interest expense or other income, net;

•Adjusted EBITDA does not reflect restructuring costs. Restructuring costs may include certain lease impairment costs, certain losses related to early lease terminations, and severance;

•Adjusted EBITDA does not reflect significant acquisition, integration, and transformation costs. Acquisition, integration and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities; and

•Adjusted EBITDA does not reflect the significant non-cash stock compensation expense which should be viewed as a component of recurring operating costs.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

We compensate for these limitations by using these non-GAAP measures along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include net loss, net loss per share, net cash provided by operating activities, and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the three months ended June 30, 2023 and 2022 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Three Months Ended June 30,
	2023	2022
	$	$	Variance	%
Revenue	652,406	592,379	$60,027	10%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	190,540	182,470	8,070	4%
Operating expenses:
Advertising and marketing	178,756	164,574	14,182	9%
Sales	53,530	57,930	(4,400)	(8)%
Technology and development	87,309	78,696	8,613	11%
General and administrative	125,841	112,998	12,843	11%
Acquisition, integration, and transformation costs	5,080	2,892	2,188	76%
Restructuring costs	7,530	0	7,530	n/m
Depreciation and amortization	75,465	59,371	16,094	27%
Goodwill impairment	0	3,030,000	(3,030,000)	n/m
Total expenses	724,051	3,688,931	(2,964,880)	(80)%
Loss from operations	(71,645)	(3,096,552)	3,024,907	98%
Interest income	(11,558)	(1,225)	(10,333)	n/m
Interest expense	5,835	5,562	273	(5)%
Other expense (income), net	207	1,760	(1,553)	n/m
Loss before provision for income taxes	(66,129)	(3,102,649)	3,036,520	98%
Provision for income taxes	(952)	(1,188)	236	(20)%
Net loss	$(65,177)	$(3,101,461)	$3,036,284	98%
Net loss per share, basic and diluted	$(0.40)	$(19.22)	$18.82	98%

EBITDA (1)	$3,820	$(7,181)	$11,001	153%
Adjusted EBITDA (1)	$72,155	$46,711	$25,444	54%
___________________________
n/m – not meaningful
(1)Non-GAAP Financial Measures

The following table sets forth our condensed consolidated statements of operations data for the six months ended June 30, 2023 and 2022 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Six Months Ended June 30,
	2023	2022
	$	$	Variance	%
Revenue	$1,281,650	$1,157,729	$123,921	11%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	380,647	369,495	11,152	3%
Operating expenses:
Advertising and marketing	355,546	298,174	57,372	19%
Sales	108,020	116,259	(8,239)	(7)%
Technology and development	174,294	166,108	8,186	5%
General and administrative	239,986	217,921	22,065	10%
Acquisition, integration, and transformation costs	11,024	7,399	3,625	49%
Restructuring costs	15,632	0	15,632	n/m
Depreciation and amortization	145,248	118,304	26,944	23%
Goodwill impairment	0	9,630,000	(9,630,000)	n/m
Total expenses	1,430,397	10,923,660	(9,493,263)	(87)%
Loss from operations	(148,747)	(9,765,931)	9,617,184	98%
Interest income	(20,469)	(1,389)	(19,080)	n/m
Interest expense	11,098	11,206	(108)	1%
Other expense (income), net	(4,700)	1,036	(5,736)	n/m
Loss before provision for income taxes	(134,676)	(9,776,784)	9,642,108	99%
Provision for income taxes	(271)	(800)	529	(66)%
Net loss	$(134,405)	$(9,775,984)	$9,641,579	99%
Net loss per share, basic and diluted	$(0.82)	$(60.72)	$59.90	99%

EBITDA (1)	$(3,499)	$(17,627)	$14,128	80%
Adjusted EBITDA (1)	$124,920	$101,208	$23,712	23%
___________________________
n/m – not meaningful
(1)Non-GAAP Financial Measures

The following is a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(65,177)	$(3,101,461)	$(134,405)	$(9,775,984)
Add:
Goodwill impairment	0	3,030,000	0	9,630,000
Interest income	(11,558)	(1,225)	(20,469)	(1,389)
Interest expense	5,835	5,562	11,098	11,206
Other income, net	207	1,760	(4,700)	1,036
Provision for income taxes	(952)	(1,188)	(271)	(800)
Depreciation and amortization	75,465	59,371	145,248	118,304
EBITDA	3,820	(7,181)	(3,499)	(17,627)
Stock-based compensation	55,725	51,000	101,763	111,436
Acquisition, integration, and transformation costs	5,080	2,892	11,024	7,399
Restructuring costs	7,530	0	15,632	0
Adjusted EBITDA	$72,155	$46,711	$124,920	$101,208

Teladoc Health Integrated Care	$37,968	$29,320	$73,095	$52,587
BetterHelp	34,187	20,022	51,825	50,120
Other	0	(2,631)	0	(1,499)
Adjusted EBITDA	$72,155	$46,711	$124,920	$101,208

Revenue. Total revenue was $652.4 million for the three months ended June 30, 2023, compared to $592.4 million during the three months ended June 30, 2022, an increase of $60.0 million, or 10%. This increase in revenue was driven substantially by the generation of additional access fees by our membership base, most significantly from our BetterHelp segment. Total access fees were $575.7 million for the three months ended June 30, 2023 compared to $518.7 million for the three months ended June 30, 2022, an increase of $56.9 million, or 11%. Other revenue, which predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems, was $76.7 million for the three months ended June 30, 2023 compared to $73.6 million for the three months ended June 30, 2022, an increase of $3.1 million, or 4%. For the three months ended June 30, 2023, 88% of our revenue was derived from access fees and 12% was derived from other revenue, consistent with the three months ended June 30, 2022. By geography, U.S. revenue grew 8% to $561.8 million and International revenue grew 28% to $90.6 million compared to the three months ended June 30, 2022.

For the six months ended June 30, 2023, the increase of total revenue was 11%, growing to $1,281.7 million compared to $1,157.7 million for the six months ended June 30, 2022. This growth was driven substantially by the generation of additional access fees by our membership base, most significantly from our BetterHelp segment. Revenue from access fees was $1,126.5 million for the six months ended June 30, 2023 compared to $1,010.1 million for the six months ended June 30, 2022, an increase of $116.5 million, or 12%. Other revenue was $155.1 million for the six months ended June 30, 2023 compared to $147.7 million for the six months ended June 30, 2022, an increase of $7.5 million, or 5%. For the six months ended June 30, 2023, 88% of our revenue was derived from access fees and 12% of was derived from other revenue, as compared to 87% and 13%, respectively, for the six months ended June 30, 2022. By geography, U.S. revenue grew 9% to $1,103.4 million and International revenue grew 23% to $178.2 million compared to the six months ended June 30, 2022.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue was $190.5 million for the three months ended June 30, 2023 compared to $182.5 million for the three months ended June 30, 2022, an increase of $8.1 million, or 4%. The increase for the quarter was primarily due to growth in revenue during the period, partially offset by lower consultation costs, reflecting various operation optimization efforts to reduce provider costs and lower amortization of devices. On a year-to-date basis, cost of revenue increased by $11.2 million, or 3%, to $380.6 million. The increase was primarily due to growth in revenue during the period, partially offset by lower consultation costs, reflecting various operation optimization efforts to reduce provider costs, overall product mix, and lower amortization of device costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $178.8 million for the three months ended June 30, 2023 compared to $164.6 million for the three months ended June 30, 2022, an increase of $14.2 million, or 9%, driven substantially by higher digital and media advertising costs related to BetterHelp. On a year-to-date basis, advertising and marketing expenses increased by $57.4 million, or 19%, to $355.5 million. The increase was substantially driven by higher digital and media advertising costs related to BetterHelp.

Sales Expenses. Sales expenses were $53.5 million for the three months ended June 30, 2023 compared to $57.9 million for the three months ended June 30, 2022, a decrease of $4.4 million, or 8%. The decrease was primarily driven by lower employee compensation and commission costs. On a year-to-date basis, sales expenses decreased by $8.2 million, or 7%, to $108.0 million. The decrease was primarily driven by lower employee compensation and commission costs, partially offset by higher costs related to sales conferences and events.

Technology and Development Expenses. Technology and development expenses were $87.3 million for the three months ended June 30, 2023 compared to $78.7 million for the three months ended June 30, 2022, an increase of $8.6 million, or 11%. The increase reflects higher employee compensation costs and higher infrastructure, hosting, and software license costs associated with running operations. On a year-to-date basis, technology and development expenses increased by $8.2 million, or 5%, to $174.3 million. The increase was driven by higher infrastructure, hosting and software license costs associated with running operations and ongoing projects and services to continuously improve and optimize our products and services, as well as higher employee compensation costs, partially offset by lower professional fees. For the three months ended June 30, 2023 and 2022, research and development costs, which exclude amounts reflected as capitalized software, were $33.2 million and $24.5 million, respectively. For the six months ended June 30, 2023 and 2022, research and development costs were $63.6 million and $51.5 million, respectively.

General and Administrative Expenses. General and administrative expenses increased $12.8 million, or 11%, to $125.8 million for the three months ended June 30, 2023 compared to $113.0 million for the three months ended June 30, 2022. On a year-to-date basis, general and administrative expenses increased $22.1 million, or 10%, to $240.0 million. The increases for both periods were driven by higher employee compensation costs, other non-income taxes, bad debt reserves, call center expense, and bank charges, partially offset by lower legal costs, other professional fees, occupancy costs and therapist onboarding costs.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $5.1 million and $11.0 million for the three and six months ended June 30, 2023, respectively, and primarily consisted of costs to integrate and upgrade our CRM and ERP ecosystem. For the three and six months ended June 30, 2022, acquisition, integration, and transformation costs were $2.9 million and $7.4 million, respectively, and primarily consisted of costs to integrate and upgrade our CRM and ERP ecosystem.

Restructuring Costs. Restructuring costs for the three and six months ended June 30, 2023 were $7.5 million and $15.6 million, respectively, and primarily consisted of losses related to the reduction of office space and severance. The recognition of restructuring charges has been substantially completed as of June 30, 2023.

Depreciation and Amortization.

The following tables show depreciation and amortization broken down by components for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	%	2023	2022	%
Depreciation	$2,954	$2,675	10%	$5,878	$5,001	18%
Acquired intangibles	52,762	49,718	6%	103,048	99,649	3%
Capitalized software	19,749	6,976	183%	36,322	13,652	166%
Total	$75,465	$59,369	27%	$145,248	$118,302	23%

Depreciation and amortization increased 27% for the three months ended June 30, 2023 and increased 23% for the six months ended June 30, 2023, both compared to the prior year periods. The higher amortization is associated with higher capitalized software development costs.

Goodwill Impairment. We did not record a goodwill impairment charge for either the three or six months ended June 30, 2023. In the prior year, we recorded non-cash goodwill impairment charges of $3,030.0 million and $9,630.0 million for the three and six months ended June 30, 2022, respectively, following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price. The non-cash charge had no impact on the provision for income taxes.
Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $11.6 million for the three months ended June 30, 2023 compared to $1.2 million for the three months ended June 30, 2022. Interest income was $20.5 million for the six months ended June 30, 2023 compared to $1.4 million for the six months ended June 30, 2022. The increases for both three and six months periods were primarily driven by higher interest rate yields and, to a lesser extent, an increase in cash and cash equivalent balances.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.8 million for the three months ended June 30, 2023 compared to $5.6 million for the three months ended June 30, 2022. Interest expense was $11.1 million and $11.2 million for the six months ended June 30, 2023 and 2022, respectively.

Other Income, net. Other income, net was an expense of $0.2 million for the three months ended June 30, 2023 compared to an expense of $1.8 million for the three months ended June 30, 2022, primarily reflecting losses on foreign currency exchange rate fluctuations. Other income, net was an income of $4.7 million for the six months ended June 30, 2023 compared to an expense of $1.0 million for the six months ended June 30, 2022, primarily reflecting a gain on the partial sale of a business.

Provision for Income Taxes. We recorded income tax benefits of $1.0 million for the three months ended June 30, 2023 compared to a benefit of $1.2 million for the three months ended June 30, 2022 and $0.3 million for the six months ended June 30, 2023 compared to $0.8 million for the six months ended June 30, 2022.

Segment Information

The following tables set forth the results of operations for the relevant segments for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,
Teladoc Health Integrated Care	2023	2022	Variance	%
Revenue	$360,050	$341,599	$18,451	5%
Adjusted EBITDA	$37,968	$29,320	$8,648	29%
Adjusted EBITDA Margin %	10.5%	8.6%	196 bps

	Six Months Ended June 30,
Teladoc Health Integrated Care	2023	2022	Variance	%
Revenue	$710,022	$673,983	$36,039	5%
Adjusted EBITDA	$73,095	$52,587	$20,508	39%
Adjusted EBITDA Margin %	10.3%	7.8%	249 bps

Integrated Care total revenues increased by $18.5 million, or 5%, to $360.1 million for the three months ended June 30, 2023 on higher chronic care enrollment and adoption, as well as higher telemedicine product revenue, including higher revenues from our Primary360 offering. Integrated Care total revenues increased by $36.0 million, or 5%, to $710.0 million for the six months ended June 30, 2023 on higher chronic care enrollment and adoption, as well as higher telemedicine product revenue, including higher revenues from our Primary360 offering.

Integrated Care Adjusted EBITDA increased by $8.6 million, or 29%, to $38.0 million for the three months ended June 30, 2023, primarily reflecting higher gross profit as well as lower advertising and marketing and sales expenses, partially offset by higher general administrative and technology and development expenses. Integrated Care Adjusted EBITDA increased by $20.5 million, or 39%, to $73.1 million for the six months ended June 30, 2023, primarily reflecting higher gross profit, partially offset by higher general administrative and technology and development expenses.

	Three Months Ended June 30,
BetterHelp	2023	2022	Variance	%
Therapy Services	$288,288	$245,754	$42,534	17%
Other Wellness Services	4,068	1,560	2,508	161%
Total Revenue	$292,356	$247,314	$45,042	18%
Adjusted EBITDA	$34,187	$20,022	$14,165	71%
Adjusted EBITDA Margin %	11.7%	8.1%	360bps

	Six Months Ended June 30,
BetterHelp	2023	2022	Variance	%
Therapy Services	$564,216	$474,871	$89,345	19%
Other Wellness Services	7,412	2,617	4,795	183%
Total Revenue	$571,628	$477,488	$94,140	20%
Adjusted EBITDA	$51,825	$50,120	$1,705	3%
Adjusted EBITDA Margin %	9.1%	10.5%	(143)bps

BetterHelp total revenues increased by $45.0 million, or 18%, to $292.4 million for the three months ended June 30, 2023, primarily driven by a 17% increase in average monthly paying users. BetterHelp total revenues increased by $94.1 million, or 20%, to $571.6 million for the six months ended June 30, 2023, driven by a 19% increase in average monthly paying users.

BetterHelp Adjusted EBITDA increased by $14.2 million, or 71%, to $34.2 million for the three months ended June 30, 2023, primarily reflecting higher gross profit, partially offset by higher advertising and marketing and, to a lesser extent, higher general and administrative expenses. BetterHelp Adjusted EBITDA increased by $1.7 million, or 3%, to $51.8 million for the six months ended June 30, 2023, primarily reflecting higher gross profit, partially offset by higher advertising and marketing and, to a lesser extent, higher general and administrative, and technology and development expenses.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six Months Ended June 30,
Consolidated Statements of Cash Flows - Summary	2023	2022
Net cash provided by operating activities	114,338	60,722
Net cash used in investing activities	(82,194)	(72,404)
Net cash provided by financing activities	7,561	1,482
Foreign exchange difference	808	(2,119)
Total increase (decrease) in cash and cash equivalents	$40,513	$(12,319)

Our principal sources of liquidity are cash and cash equivalents, which totaled $958.7 million as of June 30, 2023.

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

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of June 30, 2023.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $114.3 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $60.7 million for the six months ended June 30, 2022. The year-over-year improvement was primarily driven by growth in the business as well as lower incentive compensation payments, higher indirect tax refunds, and higher interest income.

The primary uses of cash from operating activities are for the payment of cash compensation, provider fees, engagement marketing, direct-to-consumer digital and media advertising, inventory, insurance, technology costs, interest expense and acquisition, integration, and transformation costs. Historically, cash compensation is at its highest level in the first quarter when discretionary employee compensation related to the previous fiscal year is paid.

Cash from Investing Activities

Cash used in investing activities was $82.2 million for the six months ended June 30, 2023, and $72.4 million for the six months ended June 30, 2022. Amounts for both periods primarily relate to payments for capitalized software development costs associated with ongoing projects and services to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $7.6 million and $1.5 million for the six months ended June 30, 2022. The six months ended June 30, 2022 was negatively affected by certain miscellaneous cash outflows that were not present in the current year-to-date period.

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$114,338	$60,722
Capital expenditures	(4,267)	(6,455)
Capitalized software	(77,927)	(69,213)
Free Cash Flow	$32,144	$(14,946)

Free cash flow was a positive $32.1 million for the six months ended June 30, 2023, compared to a negative $14.9 million for the six months ended June 30, 2022. The year-over-year increase was substantially driven by growth in the business, lower incentive compensation payments, lower inventory purchases, higher indirect tax refunds, and higher interest income, partially offset by higher capitalized software costs.

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

No Client represented over 10% of revenues for the three or six months ended June 30, 2023 or 2022.

No Client represented over 10% of accounts receivable at June 30, 2023 or December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During 2022, we implemented a new ERP system for selected entities and transaction types included within our consolidated financial statements. During the three months ended June 30, 2023, we implemented this ERP system for additional entities. As a result of these ERP system implementations, we revised certain existing internal controls, processes, and procedures. There are inherent risks in implementing an ERP system and, accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Other than these ERP system implementations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 15. “Legal Matters”, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein.

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

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
Exhibit
Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Sixth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.2	6/2/22

10.1	Teladoc Health, Inc. 2023 Incentive Award Plan.	8-K	001-37477	10.1	5/30/23

10.2	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.					*

10.3	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.					*

10.4	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.					*

10.5	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.					*

10.6	Second Amendment to Teladoc Health, Inc. Amended and Restated Employee Stock Purchase Plan.	8-K	001-37477	10.2	5/30/23

10.7	Teladoc Health, Inc. Level 14 Severance Plan.	8-K	001-37477	10.3	5/30/23

10.8	Amendment No. 1 to Executive Severance Agreement, dated June 9, 2023, by and between Teladoc Health, Inc. and Daniel Trencher.					*

10.9	Amendment No. 2 to Executive Severance Agreement, dated June 9, 2023, by and between Teladoc Health, Inc. and Andrew Turitz.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
___________________________
*Filed herewith.
**Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC HEALTH, INC.

Date: July 28, 2023	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: July 28, 2023	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer