Form 10-Q
period 2023-09-30
Teladoc Health, Inc.
filed 2023-10-27
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2023, the Registrant had 165,557,305 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2023

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,030,527	$918,182
Accounts receivable, net of allowance for doubtful accounts of $7,695 and $4,324, respectively	205,866	210,554
Inventories	35,916	56,342
Prepaid expenses and other current assets	114,782	130,310
Total current assets	1,387,091	1,315,388
Property and equipment, net	32,887	29,641
Goodwill	1,073,190	1,073,190
Intangible assets, net	1,728,302	1,836,765
Operating lease - right-of-use assets	32,051	41,831
Other assets	74,452	48,540
Total assets	$4,327,973	$4,345,355
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,998	$47,690
Accrued expenses and other current liabilities	192,553	168,693
Accrued compensation	84,897	81,554
Deferred revenue-current	99,192	101,832
Total current liabilities	402,640	399,769
Other liabilities	1,693	1,618
Operating lease liabilities, net of current portion	34,353	38,042
Deferred revenue, net of current portion	13,152	11,954
Deferred taxes, net	44,252	50,939
Convertible senior notes, net	1,537,833	1,535,288
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 165,557,305 shares and 162,840,360 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	166	163
Additional paid-in capital	17,535,169	17,358,645
Accumulated deficit	(15,199,765)	(15,008,287)
Accumulated other comprehensive loss	(41,520)	(42,776)
Total stockholders’ equity	2,294,050	2,307,745
Total liabilities and stockholders’ equity	$4,327,973	$4,345,355
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$660,238	$611,402	$1,941,888	$1,769,131
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	185,960	185,619	566,607	555,114
Operating expenses:
Advertising and marketing	186,152	178,920	541,698	477,094
Sales	52,309	54,634	160,329	170,893
Technology and development	84,289	84,590	258,583	250,698
General and administrative	115,716	112,090	355,702	330,011
Acquisition, integration, and transformation costs	5,824	1,594	16,848	8,993
Restructuring costs	411	3,677	16,043	3,677
Depreciation and amortization	94,302	62,008	239,550	180,312
Goodwill impairment	0	0	0	9,630,000
Total expenses	724,963	683,132	2,155,360	11,606,792
Loss from operations	(64,725)	(71,730)	(213,472)	(9,837,661)
Interest income	(12,606)	(4,803)	(33,075)	(6,192)
Interest expense	5,646	6,149	16,744	17,355
Other expense (income), net	1,792	1,571	(2,908)	2,607
Loss before provision for income taxes	(59,557)	(74,647)	(194,233)	(9,851,431)
Provision for income taxes	(2,484)	(1,171)	(2,755)	(1,971)
Net loss	(57,073)	(73,476)	(191,478)	(9,849,460)
Other comprehensive income (loss), net of tax:
Currency translation adjustment and other	(2,740)	(19,402)	1,256	(42,981)
Comprehensive loss	$(59,813)	$(92,878)	$(190,222)	$(9,892,441)

Net loss per share, basic and diluted	$(0.35)	$(0.45)	$(1.17)	$(61.09)

Weighted-average shares used to compute basic and diluted net loss per share	165,119,379	161,727,962	164,079,194	161,217,033
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	164,877,180	$165	$17,476,451	$(15,142,692)	$(38,780)	$2,295,144
Exercise of stock options	93,855	0	746	0	0	746
Issuance of common stock upon vesting of restricted stock units	586,270	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	0	0	0	0	0	0
Stock-based compensation	0	0	57,973	0	0	57,973
Other comprehensive loss, net of tax	0	0	0	0	(2,740)	(2,740)
Net loss	0	0	0	(57,073)	0	(57,073)
Balances as of September 30, 2023	165,557,305	$166	$17,535,169	$(15,199,765)	$(41,520)	$2,294,050

Balance as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745
Exercise of stock options	171,888	0	1,423	0	0	1,423
Issuance of common stock upon vesting of restricted stock units	2,273,321	3	(3)	0	0	0
Issuance of stock under employee stock purchase plan	271,736	0	5,790	0	0	5,790
Stock-based compensation	0	0	169,314	0	0	169,314
Other comprehensive income, net of tax	0	0	0	0	1,256	1,256
Net loss	0	0	0	(191,478)	0	(191,478)
Balance as of September 30, 2023	165,557,305	$166	$17,535,169	$(15,199,765)	$(41,520)	$2,294,050

Balance as of June 30, 2022	161,892,008	$162	$17,239,092	$(11,124,740)	$(29,864)	$6,084,650
Exercise of stock options	125,039	0	666	0	0	666
Issuance of common stock upon vesting of restricted stock units	178,743	0	0	0	0	0
Stock-based compensation	0	0	60,223	0		60,223
Other comprehensive loss, net of tax	0	0	0	0	(19,402)	(19,402)
Net loss	0	0	0	(73,476)	0	(73,476)
Balance as of September 30, 2022	162,195,790	$162	$17,299,981	$(11,198,216)	$(49,266)	$6,052,661

Balance as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	552,400	1	5,645	0	0	5,646
Issuance of common stock upon vesting of restricted stock units	1,025,363	1	(1)	0	0	0
Issuance of stock under employee stock purchase plan	148,609	0	4,225	0	0	4,225
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	180,502	0	0	180,502
Other comprehensive loss, net of tax	0	0	0	0	(42,981)	(42,981)
Net loss	0	0	0	(9,849,460)	0	(9,849,460)
Balance as of September 30, 2022	162,195,790	$162	$17,299,981	$(11,198,216)	$(49,266)	$6,052,661
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(191,478)	$(9,849,460)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	0	9,630,000
Depreciation and amortization	239,550	180,312
Depreciation of rental equipment	1,965	2,185
Amortization of right-of-use assets	8,325	9,266
Provision for allowances for doubtful accounts	4,935	8,867
Stock-based compensation	154,727	167,098
Deferred income taxes	(6,658)	(5,942)
Accretion of interest	2,545	2,496
Other, net	5,251	3,677
Changes in operating assets and liabilities:
Accounts receivable	(696)	(45,267)
Prepaid expenses and other current assets	14,070	(39,177)
Inventory	18,246	13,709
Other assets	(18,362)	(22,854)
Accounts payable	(21,670)	24,067
Accrued expenses and other current liabilities	17,075	70,046
Accrued compensation	433	(32,028)
Deferred revenue	(1,261)	12,311
Operating lease liabilities	(7,133)	(8,111)
Other liabilities	75	2,548
Net cash provided by operating activities	219,939	123,743
Cash flows from investing activities:
Capital expenditures	(10,060)	(10,285)
Capitalized software	(109,781)	(108,588)
Proceeds from marketable securities	0	2,507
Other, net	0	2,514
Net cash used in investing activities	(119,841)	(113,852)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	1,423	5,646
Proceeds from employee stock purchase plan	8,597	3,386
Cash received for withholding taxes on stock-based compensation, net	2,609	594
Other, net	0	(7,510)
Net cash provided by financing activities	12,629	2,116
Net increase in cash and cash equivalents	112,727	12,007
Effect of foreign currency exchange rate changes	(382)	(5,856)
Cash and cash equivalents at beginning of the period	918,182	893,480
Cash and cash equivalents at end of the period	$1,030,527	$899,631

Income taxes paid	$6,317	$901

Interest paid	$8,687	$8,688
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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the condensed consolidated results of operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Total revenue and net loss for the VIE were $56.1 million and $0.0 million, and $57.5 million and $1.1 million, for the three months ended September 30, 2023 and 2022, respectively. Total revenue and net loss for the VIE were $176.6 million and $0.0 million, and $176.9 million and $3.9 million, for the nine months ended September 30, 2023 and 2022, respectively. The VIE’s total assets, all of which were current, were $263.5 million and $106.7 million at September 30, 2023 and December 31, 2022, respectively. The VIE’s total liabilities, all of which were current, were $312.1 million and $143.8 million at September 30, 2023 and December 31, 2022, respectively. The VIE’s total stockholders’ deficit was $48.6 million and $37.1 million at September 30, 2023 and December 31, 2022, respectively.

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

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the value of goodwill, the capitalization and amortization of software development costs, deferred device and contract costs, allowances for sales and for doubtful accounts, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees and claims adjustments), the accounting for income taxes, contingencies, litigation and related legal accruals, the accounting for stock-based compensation awards, and other items as described in the Summary of Significant Accounting policies in this Quarterly Report and in the 2022 Form 10-K.

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

The following table presents the Company’s revenues disaggregated by revenue source and also by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by Type
Access fees	$582,070	$540,079	$1,708,601	$1,550,146
Other	78,168	71,323	233,287	218,985
Total Revenue	$660,238	$611,402	$1,941,888	$1,769,131

Revenue by Geography
U.S. Revenue	$569,322	$534,013	$1,672,770	$1,546,599
International Revenue	90,916	77,389	269,118	222,532
Total Revenue	$660,238	$611,402	$1,941,888	$1,769,131

During the fourth quarter of 2022, the Company refined its definition of other revenue to capture revenues associated with visit fee, virtual healthcare device equipment sales, and its hosted virtual healthcare platform. Prior period amounts have been recast to conform with the current presentation.

Deferred Revenue

Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue is derived from 1) upfront payments for a device, which is amortized ratably over the expected member enrollment period; 2) upfront payments for certain services where payment is required for future periods before the service is delivered to the member, which is recognized when the services are provided; and 3) upfront payments from third-party financing companies with whom the Company works to provide certain Clients with a rental option, which is recognized over the rental period. Deferred revenue that will be recognized during the next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Deferred revenue, current plus long-term, was $112.3 million at September 30, 2023, a net decrease of $1.4 million from December 31, 2022, and $111.3 million at September 30, 2022, a net increase of $9.3 million from December 31, 2021. These changes were driven by increased cash payments received in advance of satisfying performance obligations, offset by revenue recognized that had been included in the deferred revenue balance at the beginning of the period. The amount of revenue recognized in the periods that was included in the opening current deferred revenue was $88.6 million and $68.2 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company expects to recognize $65.3 million of revenue throughout the remainder of 2023, $36.1 million of revenue in the year ending December 31, 2024, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Deferred device and contract costs, current	$31,352	$29,956
Deferred device and contract costs, noncurrent	17,999	8,404
Total deferred device and contract costs	$49,351	$38,360

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2022	$38,360
Additions	45,567
Cost of revenue recognized	(34,576)
Ending balance as of September 30, 2023	$49,351

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2023
	Level 1	Level 2	Total
Cash and cash equivalents	$1,030,527	$0	$1,030,527

	December 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents	$918,182	$0	$918,182

There were no transfers between fair value measurement levels during any of the periods presented.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Raw materials and purchased parts	$23,854	$30,126
Work in process	902	433
Finished goods	18,847	31,977
Inventory reserve	(7,687)	(6,194)
Total inventories	$35,916	$56,342

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Prepaid expenses	$62,248	$63,159
Deferred device and contract costs, current	31,352	29,956
Other receivables	12,875	25,091
Other current assets	8,307	12,104
Total prepaid expenses and other current assets	$114,782	$130,310

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2022 and September 30, 2023	$0	$1,073,190	$1,073,190

Goodwill is net of accumulated impairment losses of $13.4 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments on October 1, 2022 and $1.1 billion was recognized on the goodwill assigned to the Teladoc Health Integrated Care segment.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2023
Client relationships	2 years to 20 years	$1,456,027	$(364,027)	$1,092,000	12.7
Trademarks	2 years to 15 years	324,675	(156,655)	168,020	6.8
Software	3 years to 5 years	416,417	(137,176)	279,241	2.5
Technology	4 years to 7 years	341,672	(152,631)	189,041	3.9
Intangible assets, net		$2,538,791	$(810,489)	$1,728,302	9.5
December 31, 2022
Client relationships	2 years to 20 years	$1,458,384	$(291,993)	$1,166,391	13.5
Trademarks	2 years to 15 years	325,171	(98,303)	226,868	7.0
Software	3 years to 5 years	294,629	(78,373)	216,256	2.7
Technology	4 years to 7 years	343,067	(115,817)	227,250	4.7
Intangible assets, net		$2,421,251	$(584,486)	$1,836,765	10.4

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acquired intangibles	$69,189	$48,676	$172,210	$148,327
Capitalized software	22,645	9,524	58,995	23,176
Amortization of intangible assets expense	$91,834	$58,200	$231,205	$171,503

During the three months ended September 30, 2023, the Company initiated a strategy to transition the majority of its chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, the Company has accelerated the amortization associated with the Livongo trademark, increasing amortization expense in the years ending December 31, 2023 and 2024, with corresponding reductions thereafter. The change in accounting estimate resulted in additional amortization expense of $18.6 million, or $0.11 per basic and diluted share for both the three and nine months ended September 30, 2023.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of September 30, 2023 was as follows (in thousands):

Years Ending December 31,
2023	$100,248
2024	344,537
2025	260,330
2026	199,008
2027 and thereafter	824,179
$1,728,302

Net cloud computing costs are recorded in other assets within the balance sheets. As of September 30, 2023 and December 31, 2022, those costs were $38.2 million and $25.4 million, respectively. The associated expense for cloud computing costs is amortized in general and administration expense and was $0.6 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and was $2.4 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Professional fees	$9,235	$10,152
Consulting fees/provider fees	17,598	16,407
Client performance guarantees and accrued rebates	31,615	18,687
Interest payable	5,781	1,480
Income tax payable	757	3,817
Insurance	4,662	5,981
Lease abandonment obligation - current	5,650	3,247
Marketing and advertising	43,078	35,055
Operating lease liabilities – current	10,787	13,592
Franchise and sales taxes	17,086	10,183
Staff augmentation	4,006	3,391
Other	42,298	46,701
Total	$192,553	$168,693

Note 10. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of September 30, 2023, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. (“Livongo”) on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes;” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

The following table presents certain terms of the Notes that were outstanding as of September 30, 2023:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of September 30, 2023 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of September 30, 2023 (in millions) (1)	$796.9	$0.3	$502.6
Fair Value as of December 31, 2022 (in millions) (1)	$768.2	$0.3	$480.6
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of September 30, 2023	4.1258	18.6621	13.9400
Remaining Contractual Life as of September 30, 2023	3.7 years	1.6 years	1.7 years
(1)The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities. The Notes are classified as Level 2 within the fair value hierarchy, as defined in Note 4. “Fair Value Measurements.”

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

The net carrying values of the Notes consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
2027 Notes
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(12,886)	(15,430)
Net carrying amount	987,114	984,570

2025 Notes
Principal	725	725
Less: Debt discount, net (1)	(6)	(7)
Net carrying amount	719	718

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	0	0
Net carrying amount	550,000	550,000

Total net carrying amount	$1,537,833	$1,535,288
(1)Included in the accompanying condensed consolidated balance sheets within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
2027 Notes	2023	2022	2023	2022
Contractual interest expense	$3,125	$3,125	$9,375	$9,375
Amortization of debt discount	$851	$838	$2,542	$2,502
Total	$3,976	$3,963	$11,917	$11,877
Effective interest rate	1.6%	1.6%	1.6%	1.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
2025 Notes	2023	2022	2023	2022
Contractual interest expense	$2	$2	$7	$7
Amortization of debt discount	$1	$1	$2	$2
Total	$3	$3	$9	$9
Effective interest rate	1.8%	1.8%	1.8%	1.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
Livongo Notes	2023	2022	2023	2022
Contractual interest expense	$1,203	$1,203	$3,609	$3,609
Amortization of debt discount	$0	$0	$0	$0
Total	$1,203	$1,203	$3,609	$3,609
Effective interest rate	0.9%	0.9%	0.9%	0.9%

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

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases:	As of September 30, 2023
2023	$3,881
2024	11,909
2025	9,273
2026	8,082
2027	5,967
2028 and thereafter	14,674
Total future minimum payments	53,786
Less: imputed interest	(8,646)
Present value of lease liabilities	$45,140

Accrued expenses and other current liabilities	$10,787
Operating lease liabilities, net of current portion	$34,353

The Company rents certain information systems to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of September 30, 2023. See Note. 12, “Restructuring,” for further information.

Note 12. Restructuring

The Company has substantially completed the previously reported actions to restructure its operations to reduce operating costs. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, "Exit or Disposal Cost Obligations" and ASC Section 360-10-35, "Property, Plant and Equipment-Subsequent Measurement." The costs are recorded to the "Restructuring costs" line item within the Company's Condensed Consolidated Statements of Operations and Other Comprehensive Loss as they are recognized.

During the three months ended September 30, 2023, the Company recorded $0.4 million of restructuring costs, of which $0.2 million was related to adjustments for severance estimates and $0.2 million was related to adjustments for estimates related to the reduction of office space. During the nine months ended September 30, 2023, the Company recorded $16.0 million of restructuring costs, of which $7.9 million was related to employee transition, severance payments, employee benefits, and related costs and $8.1 million was related to costs associated with office space reductions, including $4.9 million of right-of-use asset impairment charges. The portion of these amounts to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred with respect to the Company's restructuring, with the severance related portion included in the line item "Accrued compensation" and the lease termination related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, December 31, 2022	$796	$3,247	$4,043
Additions	7,871	3,309	11,180
Cash payments	(7,345)	(906)	(8,251)
Accrued Balance, September 30, 2023	$1,322	$5,650	$6,972

Note 13. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2023 Incentive Award Plan and 2023 Employment Inducement Incentive Award Plan (collectively, the “2023 Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Previously, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plans, collectively, the “Plans”) also provided for the issuance of such awards. The Company had 14,658,357 shares available for grant under the 2023 Plans at September 30, 2023.

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

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2022	4,243,934	$27.79	6.10	$19,541
Stock option grants	87,554	$24.27	N/A
Stock options exercised	(171,888)	$8.28	N/A	$2,993
Stock options forfeited	(116,323)	$50.27	N/A
Balance at September 30, 2023	4,043,277	$27.89	5.53	$9,600
Vested or expected to vest at September 30, 2023	4,043,277	$27.89	5.53	$9,600
Exercisable at September 30, 2023	3,053,345	$25.49	4.47	$9,600

The total grant-date fair value of stock options granted during the three months ended September 30, 2023 and 2022 were $0.4 million and $0.3 million, respectively. The total grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 were $1.2 million and $24.9 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2023	2022
Volatility	65.58% - 68.22%	56.69% - 67.95%
Expected term (in years)	4.3	4.1
Risk-free interest rate	3.68% - 4.34%	1.13% - 3.46%
Dividend yield	0%	0%
Weighted-average fair value of underlying stock options	$13.42	$17.72

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to stock options granted of $2.3 million and $2.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to stock options granted of $7.0 million and $18.0 million, respectively.

As of September 30, 2023, the Company had $16.7 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.04 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statements of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from 1 year to 3 years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2022	6,481,669	$63.63
Granted	7,121,431	$26.56
Vested and issued	(2,448,261)	$71.64
Forfeited	(1,094,153)	$50.48
Balance at September 30, 2023	10,060,686	$36.64
Vested and unissued at September 30, 2023	43,118	$56.25
Non-vested at September 30, 2023	10,017,568	$36.67

The total grant-date fair value of RSUs granted during the three months ended September 30, 2023 and 2022 was

$7.5 million and $18.8 million, respectively. The total grant-date fair value of RSUs granted during the nine months ended September 30, 2023 and 2022 was $189.2 million and $293.5 million, respectively.

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $51.9 million and $53.7 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to RSUs of $148.8 million and $147.8 million, respectively.

As of September 30, 2023, the Company had $292.1 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.91 years.

Performance Stock Units

Stock-based compensation costs associated with the Company’s RSUs subject to performance criteria (“PSUs”) are initially determined using the fair market value of the Company’s common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from 1 year to 3 years. Stock-based compensation costs associated with these PSUs are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally ranges from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.

PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2022	629,672	$99.07
Granted	1,297,725	$26.90
Vested and issued	(117,966)	$153.96
Forfeited	(27,049)	$46.52
Performance adjustment (1)	(283,282)	$0.00
Balance at September 30, 2023	1,499,100	$37.00
Vested and unissued at September 30, 2023	0	$0.00
Non-vested at September 30, 2023	1,499,100	$37.00
(1)Based on the Company's 2022 results, PSUs were attained at rates ranging from 0% to 86.25% of the target award.

During the three months ended September 30, 2023 and 2022, the Company did not grant any PSUs. The total grant-date fair value of PSUs granted during the nine months ended September 30, 2023 and 2022 was $34.9 million and $35.0 million, respectively.

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of $2.6 million and $3.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to PSUs of $9.9 million and $12.5 million, respectively.

As of September 30, 2023, the Company had $36.2 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. At the Company’s 2023 annual meeting of stockholders, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the ESPP by 3,000,000. A total of 4,113,343 shares of common stock were reserved for issuance under this plan as of September 30, 2023. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the three months ended September 30, 2023 and 2022, the Company did not issue any shares under the ESPP. During the nine months ended September 30, 2023 and 2022, the Company issued 271,736 shares and 148,609 shares, respectively, under the ESPP. As of September 30, 2023, 3,121,353 shares remained available for issuance.

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to the ESPP of $1.2 million and $0.9 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to the ESPP of $3.6 million and $2.0 million, respectively.

As of September 30, 2023, the Company had $0.5 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue (exclusive of depreciation and amortization, which is shown separately)	$1,464	$675	$4,060	$4,994
Advertising and marketing	4,399	3,614	11,527	10,523
Sales	9,110	11,064	27,055	33,845
Technology and development	14,566	16,936	42,984	50,116
General and administrative	23,406	23,373	69,082	67,620
Total stock-based compensation expense	52,945	55,662	154,708	167,098
Capitalized stock-based compensation expense	5,028	4,561	14,606	13,404
Total stock-based compensation	$57,973	$60,223	$169,314	$180,502

Note 14. Provision for Income Taxes

The Company recorded income tax benefits of $2.5 million and $2.8 million for the three and nine months ended September 30, 2023, respectively. The tax benefits recorded were the result of the current period book loss, primarily offset by valuation allowances and the tax shortfall associated with the stock-based compensation awards that vested in the year.

The Company recorded income tax benefits of $1.2 million and $2.0 million for the three and nine months ended September 30, 2022, respectively.

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

On August 27, 2021, a purported securities class action complaint (City of Hialeah Employees’ Retirement System v. Teladoc Health, Inc., et.al.) was filed in the Circuit Court of Cook County, Illinois against the Company and certain of the Company’s current and former officers and directors. The complaint was brought on behalf of a purported class consisting of all persons who acquired shares of Teladoc Health common stock issued in the Company's 2020 merger with Livongo. The complaint asserted violations of Sections 11, 12(a)(2) and 15 of the Securities Act based on allegedly false or misleading statements and omissions with respect to the registration statement and prospectus filed in connection with the Livongo merger. The complaint sought certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees, rescission or a rescissory measure of damages and equitable or other relief. On January 18, 2022, the case was voluntarily dismissed without prejudice in the Circuit Court of Cook County, Illinois and on January 26, 2022, was refiled in the Supreme Court of the State of New York. The refiled case includes substantially the same allegations. On August 23, 2023, the court granted the defendants' motion to dismiss the complaint.

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et. al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Eastern District of New York. The claims and parties in De Schutter were substantially similar to those in Schneider. The De Schutter case was transferred on consent to the Southern District court, and the Schneider and De Schutter actions have now been consolidated under the caption In re Teladoc Health, Inc. Securities Litigation. On August 23, 2022, the court appointed Leadersel Innotech ESG as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. The lead plaintiff filed an amended complaint on September 30, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 24, 2021 to July 27, 2022, and filed a second amended complaint on December 6, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend any appeal or further proceedings in the lawsuit vigorously.

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

There have been multiple putative class-action litigations filed against BetterHelp in connection with the above-referenced FTC settlement and consent order. The actions have been filed in California federal and state courts and in Canada. The cases are substantially similar, involving allegations of misleading patients as to BetterHelp’s use of patient data and associated alleged violations of law involving privacy, advertising, contract and tort. The Company believes that it has substantial defenses, and the Company intends to defend the lawsuits vigorously.

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

The Company has two reportable segments: Teladoc Health Integrated Care and BetterHelp. The Integrated Care segment includes a suite of global virtual medical services including general medical, expert medical services, specialty medical, chronic condition management, mental health, and enabling technologies and enterprise telehealth solutions for hospitals and health systems. The BetterHelp segment includes virtual therapy and other wellness services provided on a global basis which are predominantly marketed and sold on a direct-to-consumer basis. Other reflects certain revenues and charges not related to ongoing segment operations.

The CODM does not review any information regarding total assets on a segment basis. Segments do not record intersegment revenues, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for the Company as a whole.

The following table presents revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Teladoc Health Integrated Care	$374,416	$342,817	$1,084,438	$1,016,800
BetterHelp	285,822	265,150	857,450	742,638
Other (1)	0	3,435	0	9,693
Total Consolidated Revenue	$660,238	$611,402	$1,941,888	$1,769,131

The following table presents Adjusted EBITDA by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Teladoc Health Integrated Care	$62,805	$38,880	$135,900	$91,467
BetterHelp	25,952	11,150	77,777	61,270
Other (1)	0	1,181	0	(318)
Total Consolidated Adjusted EBITDA	$88,757	$51,211	$213,677	$152,419
___________________________
(1)Other reflects certain revenues and charges not related to ongoing segment operations.

The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Teladoc Health Integrated Care	$62,805	$38,880	$135,900	$91,467
BetterHelp	25,952	11,150	77,777	61,270
Other	0	1,181	0	(318)
Total consolidated Adjusted EBITDA	88,757	51,211	213,677	152,419
Adjustments to reconcile to GAAP net loss
Goodwill impairment	0	0	0	(9,630,000)
Interest income	12,606	4,803	33,075	6,192
Interest expense	(5,646)	(6,149)	(16,744)	(17,355)
Other expense (income), net	(1,792)	(1,571)	2,908	(2,607)
Depreciation and amortization	(94,302)	(62,008)	(239,550)	(180,312)
Stock-based compensation	(52,945)	(55,662)	(154,708)	(167,098)
Acquisition, integration, and transformation costs	(5,824)	(1,594)	(16,848)	(8,993)
Restructuring costs	(411)	(3,677)	(16,043)	(3,677)
Loss before provision for income taxes	(59,557)	(74,647)	(194,233)	(9,851,431)
Provision for income taxes	2,484	1,171	2,755	1,971
Net loss	$(57,073)	$(73,476)	$(191,478)	$(9,849,460)

Geographic data for long-lived assets (representing property, plant and equipment) were as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
United States	$28,536	$25,935
Other	4,351	3,706
Total long-lived assets	$32,887	$29,641

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 8.3 million to 90.2 million at September 30, 2023, compared to the same period in 2022.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 13% to 1.122 million at September 30, 2023, compared to 0.993 million at September 30, 2022.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member increased to $1.41 in the three months ended September 30, 2023, from $1.40 in the same period in 2022, primarily due to increasing chronic care revenues over the course of the year. Average monthly revenue per U.S. Integrated Care member decreased to $1.40 in the nine months ended September 30, 2023 from $1.42 in the same period in 2022, primarily due to the impact of new members onboarded over the course of the year. The change in average monthly revenue versus the indicated prior period is reflective of the growth and timing of onboarding new members and the mix of their fees.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the increasing market adoption of BetterHelp, the growth of that business, and future revenue potential. Our ability to reach new potential paying users through various advertising channels helped us to increase BetterHelp paying users by 5% to 0.459 million for the three months ended September 30, 2023, compared to 0.437 million for the three months ended September 30, 2022, and increased by 14% to 0.467 million for the nine months ended September 30, 2023, compared to 0.409 million for the nine months ended September 30, 2022.

As it relates to the Company:

Seasonality. Our business has historically been subject to seasonality. In our Integrated Care segment, a concentration of our new Client contracts have an effective date of January 1 as a result of many Clients’ introduction of new services at the start of each calendar year. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. As a result of seasonal cold and flu trends, we historically have experienced our highest level of visit and other fee revenue during the first and fourth quarters of each year.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K. In addition, the following updates our discussion of impairment testing therein as of September 30, 2023.

Goodwill Impairment Charge

There were no impairment charges recorded for goodwill or definite-lived intangible assets for the three and nine months ended September 30, 2023. As of the last goodwill testing period, the excess of reporting unit value over carrying value was significant for the remaining unimpaired goodwill, which was the portion of goodwill assigned to the BetterHelp segment on the October 1, 2022 testing date.

At June 30, 2022, we performed an impairment assessment using updated valuation assumptions as compared to those used for the March 31, 2022 impairment assessment. The discount rate was increased for a company risk premium to reflect the then-current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The June 30, 2022 assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, but did result in an additional $3.0 billion non-deductible goodwill impairment charge (or $18.78 per basic and diluted share). As a result, a $9.6 billion non-deductible goodwill impairment charge (or $59.73 per basic and diluted share) was recognized for the nine months ended September 30, 2022. The non-cash impairment charges had no impact on the provision for income taxes.

Non-GAAP Financial Measures

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the three months ended September 30, 2023 and 2022 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Three Months Ended September 30,
	2023	2022
	$	$	Variance	%
Revenue	$660,238	$611,402	$48,836	8%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	185,960	185,619	341	0%
Operating expenses:
Advertising and marketing	186,152	178,920	7,232	4%
Sales	52,309	54,634	(2,325)	(4)%
Technology and development	84,289	84,590	(301)	0%
General and administrative	115,716	112,090	3,626	3%
Acquisition, integration, and transformation costs	5,824	1,594	4,230	265%
Restructuring costs	411	3,677	(3,266)	n/m
Depreciation and amortization	94,302	62,008	32,294	52%
Goodwill impairment	0	0	0	n/m
Total expenses	724,963	683,132	41,831	6%
Loss from operations	(64,725)	(71,730)	7,005	10%
Interest income	(12,606)	(4,803)	(7,803)
Interest expense	5,646	6,149	(503)	8%
Other expense (income), net	1,792	1,571	221	n/m
Loss before provision for income taxes	(59,557)	(74,647)	15,090	20%
Provision for income taxes	(2,484)	(1,171)	(1,313)	112%
Net loss	$(57,073)	$(73,476)	$16,403	22%
Net loss per share, basic and diluted	$(0.35)	$(0.45)	$0.10	22%

EBITDA (1)	$29,577	$(9,722)	$39,299	404%
Adjusted EBITDA (1)	$88,757	$51,211	$37,546	73%
___________________________
n/m – not meaningful
(1)Non-GAAP Financial Measures

The following table sets forth our condensed consolidated statements of operations data for the nine months ended September 30, 2023 and 2022 and the dollar and percentage change between the respective periods (dollars in thousands except for per share data):

	Nine Months Ended September 30,
	2023	2022
	$	$	Variance	%
Revenue	$1,941,888	$1,769,131	$172,757	10%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which is shown separately below)	566,607	555,114	11,493	2%
Operating expenses:
Advertising and marketing	541,698	477,094	64,604	14%
Sales	160,329	170,893	(10,564)	(6)%
Technology and development	258,583	250,698	7,885	3%
General and administrative	355,702	330,011	25,691	8%
Acquisition, integration, and transformation costs	16,848	8,993	7,855	87%
Restructuring costs	16,043	3,677	12,366	n/m
Depreciation and amortization	239,550	180,312	59,238	33%
Goodwill impairment	0	9,630,000	(9,630,000)	n/m
Total expenses	2,155,360	11,606,792	(9,451,432)	(81)%
Loss from operations	(213,472)	(9,837,661)	9,624,189	98%
Interest income	(33,075)	(6,192)	(26,883)	(434)%
Interest expense	16,744	17,355	(611)	4%
Other expense (income), net	(2,908)	2,607	(5,515)	n/m
Loss before provision for income taxes	(194,233)	(9,851,431)	9,657,198	98%
Provision for income taxes	(2,755)	(1,971)	(784)	40%
Net loss	$(191,478)	$(9,849,460)	$9,657,982	98%
Net loss per share, basic and diluted	$(1.17)	$(61.09)	$59.92	98%

EBITDA (1)	$26,078	$(27,349)	$53,427	195%
Adjusted EBITDA (1)	$213,677	$152,419	$61,258	40%
___________________________
n/m – not meaningful
(1)Non-GAAP Financial Measures

The following is a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(57,073)	$(73,476)	$(191,478)	$(9,849,460)
Add:
Goodwill impairment	$0	$0	$0	$9,630,000
Interest income	$(12,606)	$(4,803)	$(33,075)	$(6,192)
Interest expense	$5,646	$6,149	$16,744	$17,355
Other expense (income), net	$1,792	$1,571	$(2,908)	$2,607
Provision for income taxes	$(2,484)	$(1,171)	$(2,755)	$(1,971)
Depreciation and amortization	$94,302	$62,008	$239,550	$180,312
EBITDA	$29,577	$(9,722)	$26,078	$(27,349)
Stock-based compensation	$52,945	$55,662	$154,708	$167,098
Acquisition, integration, and transformation costs	$5,824	$1,594	$16,848	$8,993
Restructuring costs	$411	$3,677	$16,043	$3,677
Adjusted EBITDA	$88,757	$51,211	$213,677	$152,419

Teladoc Health Integrated Care	$62,805	$38,880	$135,900	$91,467
BetterHelp	$25,952	$11,150	$77,777	$61,270
Other	$0	$1,181	$0	$(318)
Adjusted EBITDA	$88,757	$51,211	$213,677	$152,419

Revenue. Total revenue was $660.2 million for the three months ended September 30, 2023, compared to $611.4 million during the three months ended September 30, 2022, an increase of $48.8 million, or 8%. This increase in revenue was driven substantially by the generation of additional access fees by our membership base in both our Integrated Care and BetterHelp segments. Total access fees were $582.1 million for the three months ended September 30, 2023 compared to $540.1 million for the three months ended September 30, 2022, an increase of $42.0 million, or 8%. Other revenue, which predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems, was $78.2 million for the three months ended September 30, 2023 compared to $71.3 million for the three months ended September 30, 2022, an increase of $6.8 million, or 10%, primarily related to the sales of our telehealth solutions for hospitals and health systems. For the three months ended September 30, 2023, 88% of our revenue was derived from access fees and 12% was derived from other revenue, consistent with the three months ended September 30, 2022. By geography, U.S. revenue grew 7% to $569.3 million and International revenue grew 17% to $90.9 million compared to the three months ended September 30, 2022.

For the nine months ended September 30, 2023, the increase of total revenue was 10%, growing to $1,941.9 million compared to $1,769.1 million for the nine months ended September 30, 2022. This growth was driven substantially by the generation of additional access fees by our membership base, primarily from our BetterHelp segment. Revenue from access fees was $1,708.6 million for the nine months ended September 30, 2023 compared to $1,550.1 million for the nine months ended September 30, 2022, an increase of $158.5 million, or 10%. Other revenue was $233.3 million for the nine months ended September 30, 2023 compared to $219.0 million for the nine months ended September 30, 2022, an increase of $14.3 million, or 7%, and related to the sales of our telehealth solutions for hospitals and health systems and higher visits. For the nine months ended September 30, 2023, 88% of our revenue was derived from access fees and 12% of was derived from other revenue, consistent with the nine months ended September 30, 2022. By geography, U.S. revenue grew 8% to $1,672.8 million and International revenue grew 21% to $269.1 million compared to the nine months ended September 30, 2022.

Cost of Revenue (exclusive of depreciation and amortization, which is shown separately below). Cost of revenue was $186.0 million for the three months ended September 30, 2023, essentially flat compared to $185.6 million for the three months ended September 30, 2022. On a year-to-date basis, cost of revenue increased by $11.5 million, or 2%, to $566.6 million. For both periods, higher costs associated with the growth in revenue was offset by lower consultation costs, reflecting various operation optimization efforts to reduce provider costs, overall product mix, and lower amortization of device costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $186.2 million for the three months ended September 30, 2023 compared to $178.9 million for the three months ended September 30, 2022, an increase of $7.2 million, or 4%, driven mainly by higher digital and media advertising costs. On a year-to-date basis, advertising and marketing expenses increased by $64.6 million, or 14%, to $541.7 million. The increase was substantially driven by higher digital and media advertising costs related to BetterHelp.

Sales Expenses. Sales expenses were $52.3 million for the three months ended September 30, 2023 compared to $54.6 million for the three months ended September 30, 2022, a decrease of $2.3 million, or 4%. The decrease was primarily driven by lower employee compensation and lower costs related to sales conferences and events, partially offset by higher commission costs. On a year-to-date basis, sales expenses decreased by $10.6 million, or 6%, to $160.3 million. The decrease was primarily driven by lower employee compensation and lower commission costs, partially offset by higher costs related to sales conferences and events.

Technology and Development Expenses. Technology and development expenses were essentially unchanged at $84.3 million for the three months ended September 30, 2023 compared to $84.6 million for the three months ended September 30, 2022. This reflects higher infrastructure, hosting, and software license costs associated with running operations and ongoing projects and services to continuously improve and optimize our products and services, offset by lower employee compensation costs, professional fees, and contract labor costs. On a year-to-date basis, technology and development expenses increased by $7.9 million, or 3% to $258.6 million. The increase was primarily driven by higher infrastructure, hosting and software license costs, partially offset by lower professional fees and contract labor costs and lower recruiting and employee-related costs. For the three months ended September 30, 2023 and 2022, research and development costs, which exclude amounts reflected as capitalized software, were $31.8 million and $27.1 million, respectively. For the nine months ended September 30, 2023 and 2022, research and development costs were $95.4 million and $78.7 million, respectively.

General and Administrative Expenses. General and administrative expenses increased $3.6 million, or 3%, to $115.7 million for the three months ended September 30, 2023 compared to $112.1 million for the three months ended September 30, 2022. The increase was primarily driven by higher employee compensation costs, legal costs, corporate and other costs, and bad debt reserves, partially offset by lower professional fees, occupancy costs, and therapist onboarding costs. On a year-to-date basis, general and administrative expenses increased $25.7 million, or 8%, to $355.7 million. The increase was primarily driven by higher employee compensation costs, bad debt expenses, credit card charges, and other non-income taxes, partially offset by lower therapist onboarding costs, other professional fees, and occupancy costs.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $5.8 million and $16.8 million for the three and nine months ended September 30, 2023, respectively, and primarily consisted of costs to integrate and upgrade the CRM and ERP ecosystem. For the three and nine months ended September 30, 2022, acquisition, integration, and transformation costs were $1.6 million and $9.0 million, respectively, and primarily consisted of costs to integrate and upgrade the CRM and ERP ecosystem.

Restructuring Costs. Restructuring costs for the three months ended September 30, 2023 were $0.4 million and consisted of adjustments for estimates related to the reduction of office space and severance. Restructuring costs for the nine months ended September 30, 2023 were $16.0 million and consisted of losses related to the reduction of office space and severance. For both the three and nine months ended September 30, 2022, restructuring costs were $3.7 million and also consisted of losses related to the reduction of office space and severance.

Depreciation and Amortization.

The following tables show depreciation and amortization broken down by components for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	%	2023	2022	%
Depreciation	$2,468	$3,808	(35)%	$8,345	$8,809	(5)%
Amortization of acquired intangibles	69,189	48,676	42%	172,210	148,327	16%
Amortization of capitalized software	22,645	9,524	138%	58,995	23,176	155%
Depreciation and amortization	$94,302	$62,008	52%	$239,550	$180,312	33%

Depreciation and amortization increased 52% for the three months ended September 30, 2023 and increased 33% for the nine months ended September 30, 2023, both compared to the prior year periods.

During the three months ended September 30, 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, we accelerated the amortization associated with the Livongo trademark, increasing amortization expense in the years ending December 31, 2023 and 2024, with corresponding reductions thereafter. The change in accounting estimate resulted in additional amortization expense for acquired intangibles of $18.6 million, or $0.11 per basic and diluted share for both the three and nine months ended September 30, 2023.

Goodwill Impairment. No goodwill impairment charge was recognized during either the three or nine months ended September 30, 2023. In the prior year, non-cash goodwill impairment charges of $9,630.0 million for the nine months ended September 30, 2022 were recognized, following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price. The non-cash charges had no impact on the provision for income taxes.
Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $12.6 million for the three months ended September 30, 2023 compared to $4.8 million for the three months ended September 30, 2022. Interest income was $33.1 million for the nine months ended September 30, 2023 compared to $6.2 million for the nine months ended September 30, 2022. The increases for both three and nine months periods were primarily driven by higher interest rate yields and, to a lesser extent, an increase in cash and cash equivalent balances.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.6 million for the three months ended September 30, 2023 compared to $6.1 million for the three months ended September 30, 2022. Interest expense was $16.7 million and $17.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Other Expense (Income), net. Other expense (income), net was an expense of $1.8 million for the three months ended September 30, 2023 compared to an expense of $1.6 million for the three months ended September 30, 2022, primarily reflecting losses on foreign currency exchange rate fluctuations. Other expense (income), net was an income of $2.9 million for the nine months ended September 30, 2023 compared to an expense of $2.6 million for the nine months ended September 30, 2022, primarily reflecting a gain on the partial sale of a business.

Provision for Income Taxes. We recorded income tax benefits of $2.5 million for the three months ended September 30, 2023 compared to benefits of $1.2 million for the three months ended September 30, 2022 and income tax benefits of $2.8 million for the nine months ended September 30, 2023 compared to benefits of $2.0 million for the nine months ended September 30, 2022.

Segment Information

The following tables set forth the results of operations for the relevant segments for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,
Teladoc Health Integrated Care	2023	2022	Variance	%
Revenue	$374,416	$342,817	$31,599	9%
Adjusted EBITDA	$62,805	$38,880	$23,925	62%
Adjusted EBITDA Margin %	16.8%	11.3%	543 bps

	Nine Months Ended September 30,
Teladoc Health Integrated Care	2023	2022	Variance	%
Revenue	$1,084,438	$1,016,800	$67,638	7%
Adjusted EBITDA	$135,900	$91,467	$44,433	49%
Adjusted EBITDA Margin %	12.5%	9.0%	354 bps

Integrated Care total revenues increased by $31.6 million, or 9%, to $374.4 million for the three months ended September 30, 2023 on higher chronic care results, as well as higher telemedicine product revenue, including higher revenues from our virtual primary case offering, Primary360. Integrated Care total revenues increased by $67.6 million, or 7%, to $1,084.4 million for the nine months ended September 30, 2023 on higher chronic care results, as well as higher telemedicine product revenue, including higher revenues from our Primary360 offering.

Integrated Care Adjusted EBITDA increased by $23.9 million, or 62%, to $62.8 million for the three months ended September 30, 2023, primarily reflecting higher gross profit, partially offset by higher advertising and marketing expenses. Integrated Care Adjusted EBITDA increased by $44.4 million, or 49%, to $135.9 million for the nine months ended September 30, 2023, primarily reflecting higher gross profit, partially offset by higher general administrative and technology and development expenses.

	Three Months Ended September 30,
BetterHelp	2023	2022	Variance	%
Therapy Services	$281,204	$263,208	$17,996	7%
Other Wellness Services	4,618	1,942	2,676	138%
Total Revenue	$285,822	$265,150	$20,672	8%
Adjusted EBITDA	$25,952	$11,150	$14,802	133%
Adjusted EBITDA Margin %	9.1%	4.2%	487bps

	Nine Months Ended September 30,
BetterHelp	2023	2022	Variance	%
Therapy Services	$845,420	$738,079	$107,341	15%
Other Wellness Services	12,030	4,559	7,471	164%
Total Revenue	$857,450	$742,638	$114,812	15%
Adjusted EBITDA	$77,777	$61,270	$16,507	27%
Adjusted EBITDA Margin %	9.1%	8.3%	82bps

BetterHelp total revenues increased by $20.7 million, or 8%, to $285.8 million for the three months ended September 30, 2023, primarily driven by a 5% increase in average monthly paying users. BetterHelp total revenues increased by $114.8 million, or 15%, to $857.5 million for the nine months ended September 30, 2023, driven by a 14% increase in average monthly paying users.

BetterHelp Adjusted EBITDA increased by $14.8 million, or 133%, to $26.0 million for the three months ended September 30, 2023, primarily reflecting higher gross profit, partially offset by higher technology and development costs, advertising and marketing costs, and general and administrative expenses. BetterHelp Adjusted EBITDA increased by $16.5 million, or 27%, to $77.8 million for the nine months ended September 30, 2023, primarily reflecting higher gross profit, partially offset by higher advertising and marketing costs and, to a lesser extent, higher general and administrative, and technology and development expenses.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine Months Ended September 30,
Consolidated Statements of Cash Flows - Summary	2023	2022
Net cash provided by operating activities	219,939	123,743
Net cash used in investing activities	(119,841)	(113,852)
Net cash provided by financing activities	12,629	2,116
Effect of foreign currency exchange rate changes	(382)	(5,856)
Total increase in cash and cash equivalents	$112,345	$6,151

Our principal source of liquidity is our cash and cash equivalents, which totaled $1,030.5 million as of September 30, 2023.

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

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of September 30, 2023.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $219.9 million for the nine months ended September 30, 2023 compared to net cash provided by operating activities of $123.7 million for the nine months ended September 30, 2022. The year-over-year improvement was primarily driven by growth in the business as well as lower incentive compensation payments, higher non-income tax refunds, and higher interest income.

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

Cash from Investing Activities

Cash used in investing activities was $119.8 million for the nine months ended September 30, 2023, and $113.9 million for the nine months ended September 30, 2022. Amounts for both periods substantially relate to payments for capitalized software development costs associated with ongoing projects to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $12.6 million and $2.1 million for the nine months ended September 30, 2022. The nine months ended September 30, 2022 was negatively affected by certain miscellaneous cash outflows that were not present in the current year-to-date period.

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$219,939	$123,743
Capital expenditures	(10,060)	(10,285)
Capitalized software	(109,781)	(108,588)
Free Cash Flow	$100,098	$4,870

Free cash flow was a positive $100.1 million for the nine months ended September 30, 2023, compared to $4.9 million for the nine months ended September 30, 2022. The year-over-year increase was substantially driven by growth in operating cash flow as capitalized expenditures and capitalized software were essentially unchanged in the year-over-year period.

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

No Client represented over 10% of consolidated revenues for the three or nine months ended September 30, 2023 or 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During 2022, we implemented a new ERP system for selected entities and transaction types included within our consolidated financial statements. During the three months ended June 30, 2023 and September 30, 2023, we implemented this ERP system for additional entities and functions. As a result of these ERP system implementations, we revised certain existing internal controls, processes, and procedures. There are inherent risks in implementing an ERP system and, accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Other than these ERP system implementations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended September 30, 2023, the following Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Securities Act of 1933) were modified or adopted by our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934), each of which was intended to satisfy the affirmative defense of Rule10b5-1(c):

On July 28, 2023, Andrew Turitz, our Executive Vice President of Corporate Development, modified his Rule 10b5-1 Trading Plan, originally adopted on August 26, 2022, to cancel the potential sale of up to 6,565 shares of our common stock that would have expired on December 29, 2023, and to provide for the sale of 10,000 shares of our common stock through October 2023.

On August 18, 2023, Vidya Raman-Tangella, our Chief Medical Officer, adopted a Rule 10b5-1 trading plan. Dr. Raman-Tangella's trading plan provides for the sale of up to 27,310 shares of our common stock through December 2023.

On September 15, 2023, Karen L. Daniel, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Daniel's trading plan provides for the sale of up to 23,907 shares of our common stock through May 2024.

Item 6. Exhibits
Exhibit
Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Sixth Amended and Restated Bylaws of Teladoc Health, Inc.	8-K	001-37477	3.2	6/2/22

10.1	Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	S-8	333-273509	99.1	7/28/23

10.2	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.					*

10.3	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.					*

10.4	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.					*

10.5	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: October 27, 2023	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer

Date: October 27, 2023	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer