Form 10-K
period 2023-12-31
Teladoc Health, Inc.
filed 2024-02-23
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
8i
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-37477
_______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,144,640,168. The registrant has no non-voting stock outstanding.
As of February 16, 2024, there were 167,038,966 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2024 annual meeting of stockholders are incorporated by reference in response to Part III of this Report to the extent stated herein.

____________________________________

PART I
-SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
Item 1.    Business
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
We have developed and built upon our diverse capabilities over the course of more than 20 years, evolving our product and service portfolio from a suite of point solutions to a whole person offering. We are creating a unified and personalized consumer experience, developing technologies to connect patients and extend the reach of care providers, delivering the highest standard of clinical quality at every touchpoint, and enhancing health decisions and outcomes with smart data and actionable insights. Regardless of people’s healthcare needs, across any site of care, we aim to provide the right level of personalized support to meet that need.
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
We aim to achieve our vision of making virtual care the first step on any healthcare journey by delivering, enabling, and empowering integrated whole person virtual care services and experiences that span every stage of the healthcare journey. We offer a portfolio of services and solutions covering hundreds of medical subspecialties, bolstered by technology, artificial intelligence ("AI"), machine learning and human expertise to provide an effective care experience that people value and trust. By combining the latest in data science and analytics with an award-winning user experience through a set of highly flexible integrated technology platforms, we completed approximately 18.4 million telehealth visits in 2023 through our business to business and direct-to-consumer ("D2C") channels. We provide access to healthcare through our portfolio of consumer brands 24 hours a day, 7 days a week, and 365 days a year.
We have two reportable segments: Teladoc Health Integrated Care (“Integrated Care”) and BetterHelp.
Our Integrated Care segment includes a suite of global virtual medical services including general medical, expert medical services, specialty medical, chronic condition management, mental health, and enabling technologies and enterprise telehealth solutions for hospitals and health systems. Services in this segment are distributed primarily on a business-to-business (“B2B”) basis.
Our BetterHelp segment primarily consists of our market leading D2C mental health platform. The online counseling and therapy services are provided via our network of over 40,000 licensed clinicians leveraging our platform for web, mobile app, phone, and text-based interactions.
Who We Serve
As of December 31, 2023, approximately 90 million members in the United States (“U.S.”) have access to one or more of our products and services. The customers of our Integrated Care segment primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual members who utilize our solutions. Clients and individual consumers purchase our solutions to expand access to convenient, affordable, and high-quality healthcare to their constituents and to reduce their healthcare spending. Our solutions offer our Clients substantial savings opportunities and an attractive return on investment. As part of this segment, we sell to our Clients on behalf of their beneficiaries, including employees and health plan members. In our various sales channels, a range of third parties, including health plans, pharmacy benefits managers, financial institutions, brokers, agents, benefits consultants, and resellers, sell our solutions to various end markets around the world. Our BetterHelp segment primarily sells directly to individual consumers.
How We Generate Revenue
For the year ended December 31, 2023, 88% of our consolidated revenue was derived from access fees. To a lesser extent, we generate revenue from visit fees as well as sales of hardware and other related services to hospital and health systems, which is reported in "other revenue".
Teladoc Health Integrated Care Segment
Our Integrated Care segment primarily generates revenue on a contractually recurring, access fee basis, typically on a per-member-per-month (“PMPM”) basis. In some cases, Clients pay monthly access fees based on a per-participant-per-month model, based on the number of actively enrolled members each month. This segment also generates revenue from health system and provider Clients related to our licensed technology platform, primarily in the form of recurring access fee revenue as well as from the sale and lease of devices such as robots, carts, and tablets. Some of our contracts place a portion of our fees at risk or provide for gain share opportunity based on achieving desired performance metrics, cost savings, and/or clinical outcomes improvements.
Access fees comprise the significant majority of our Integrated Care segment revenue. We also generate revenue on a per-telehealth visit basis through certain Clients with visit fee only arrangements. For certain Clients, we also earn visit fees or per-case fees in combination with access fees.
Access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries, clinicians, or as is the case with certain of our subscribers, fees are paid by our members themselves. Visit fees for general medical and specialty visits are typically paid by Clients and/or members.

BetterHelp Segment
In our BetterHelp segment, we primarily generate revenue from paying users who pay a fee, most commonly monthly, to access our network of therapists and psychiatrists as well as to use our BetterSleep app designed to help people improve their sleep quality and overall well-being.
The Teladoc Health Brand Portfolio
Our Teladoc Health family of brands – which include, among others, Teladoc and BetterHelp, deliver access to advice and resolution for a broad array of healthcare needs, in intuitive, award-winning experiences designed to meet the expectations of today’s consumers, from children to the senior population. The most common way for individuals to engage with our services is by using a mobile device, reflecting the growing consumer adoption of mobile technology and applications in managing their health.
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
Unmatched Breadth of Solutions for Clients Across All Channels Served
We deliver a comprehensive set of solutions to a diverse Client population through a highly efficient and effective distribution network wherein we reach Clients and individuals in our Integrated Care segment through our Clients and channel partners. In our BetterHelp segment we primarily market our solution directly to potential members.
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
We believe that our “surround sound” capabilities are unique in the breadth and scale of media mix, analytics, and targeting techniques that we actively deploy across our diverse member populations on a global scale. We use these capabilities, plus our engagement science, to drive awareness and utilization of Teladoc Health services through innovative media strategies designed to reach members in their homes, on the go, and in their moments of need. Our surround sound capabilities and strategies are continuously being evaluated, analyzed, and evolved to meet ever-shifting consumer behaviors.
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
Our platform features the full range of health support – from AI engine-driven “nudges” and health coaches to therapists and board-certified physicians and the world’s leading specialists – available anytime, anywhere we operate to ensure the right care is always delivered.
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
We leverage and develop a unique combination of cloud-based technology that integrates smart connected devices with sophisticated data science to deliver personalized health insight. For example, we provide a unique and proprietary blood glucose meter to members enrolled in our diabetes program. This Class II, Food and Drug Administration (“FDA”)-cleared medical device includes a cellular antenna and color touchscreen to provide seamless integration with our platform. Our proprietary software relays the blood glucose measurements and user inputs to our cloud service, and then displays targeted communications and AI-selected “nudges” based on the current context and medical history of the member. These communications are dynamically personalized and optimized using our algorithms to deliver improved clinical health outcomes, which drives value to the healthcare ecosystem. The software on the device can also be remotely upgraded through the cellular antenna to deliver usability improvements and program enhancements.
Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records ("EMR"), third-party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing healthcare industry. We are able to white label our solutions, so they fit into the plans and strategies of our Clients, all on a platform that is high performing and highly scalable.
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
Due to the sensitive nature of our members’ and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated team of security engineers and analysts. We have implemented telehealth industry standard processes, policies, and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system. In addition, our enterprise security program is periodically evaluated by expert third parties to ensure we are meeting or exceeding standards, best practices, and regulatory requirements. One example of such an independent third-party certification that we have achieved is the Health Information Trust Alliance ("HITRUST").
To meet the growing needs of hospitals and health systems, as well as multi-national insurers, our proprietary licensed platform enables Clients to fully integrate private instances of our platform alongside their traditional modes of delivering healthcare to their patients. Leveraging the flexibility and customization available on the platform, most of these implementations incorporate deep integration with the hospital’s or health system’s EMR platform for scheduling and bi-directional clinical data sharing.
Our unique technology designed for the hospital and health system market is a complete end-to-end telehealth solution, including patient intake, emergent and scheduled encounters, video conferencing capabilities (including our virtual care end-point offering, Inpatient Connected Care), access to medical images, full application-specific clinical documentation tools – including interfaces to health system EMRs, and complete operational and clinical reporting and analytics. The technology also supports industry-leading medical devices such as robots, carts, and tablets via a unique network architecture for maximum performance, reliability, and security. The solution supports the entire patient journey and the full range of telehealth use cases encountered by hospitals and health systems.
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
Our Inpatient Connected Care offering enables hospitals, health systems, and other clinical facilities to turn the television in every patient room into a virtual care end-point, utilizing a special purpose set-top box, camera, microphone, software, and networking. Hospitals have been experiencing critical staffing shortages, exacerbated by the impact of COVID-19 on nursing capacity, with a projected need for 2.1 million new registered nurses for expansion and replacement of retirees through 2025. Through our technology and workflows, Clients can more efficiently administer admissions, discharge planning, patient education, nursing coverage, and virtual provider consultations, improving efficiency and quality of care, and helping address hospital staffing challenges.
We continue to invest in new expansions and innovation within our chronic care management and mental health suite of offerings, such as myStrength Complete and Chronic Care Complete. myStrength Complete is an integrated mental health service providing personalized, targeted care to consumers in a single, comprehensive experience. myStrength Complete’s proprietary stepped care model is designed to seamlessly combine app-based tools and coaching expertise with our therapists and psychiatrists to ensure that consumers get the level of mental health support and care they need, when they need it. Chronic Care Complete is a first-of-its-kind chronic condition management solution to help individuals improve their health outcomes while living with multiple chronic conditions. This solution provides members with a unified, comprehensive experience that leverages connected health monitoring devices, access to health coaches and support from physicians and mental health specialists. Examples of expansion and innovation include enhanced gaps in care reporting, home delivery of continuous glucose monitors and A1c test kits, flexibility to use a wider range of monitoring devices, and expanded availability of mental health therapy for adolescents. We believe that these and other enhancements will improve quality of care and patient experience and expand the scope of populations we serve.
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
Our mobile app is foundational for us as we have redefined virtual healthcare delivery. During 2023, we launched a new unified mobile app that seamlessly offers members access to all of our virtual health services within a single, modern, user-friendly digital experience, under the Teladoc Health brand to support member engagement, multi-program enrollment, and longitudinal relationships with members. In addition, our integrated smart devices, such as our cellular blood glucose monitor, provide additional touch points for engaging members with relevant AI driven nudges to drive behavior change and improved health outcomes.
As we expand the range of products and services available to our members, we are investing in a seamless, relevant, and personalized virtual and digital experience that provides smart guidance for our members.
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
Drive Direct-To-Consumer Channel Growth
We plan to continue driving growth through investments in our D2C channels, which primarily includes our BetterHelp segment. Relative to our mental health capabilities, BetterHelp is the leader in the D2C therapy market, both in terms of the number of individuals enrolled and the number of licensed professionals who provide services on the platform. The scale of our data and provider network, powered by our data science capabilities, creates a competitive advantage for us in providing an optimal match of an individual with a provider, increasing the rate of success in therapy. We leverage diverse customer acquisition channels and increase organic sources of traffic, which reduces dependence on any single source of member acquisition. Even with our strong historical growth, we believe there is substantial untapped growth potential, both domestically and internationally. Historically, almost half of individuals seeking care from BetterHelp have never sought therapy before, suggesting that the availability of high quality, convenient, consumer friendly virtual mental healthcare is expanding the mental healthcare market.
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

We sell our BetterHelp services principally by marketing our solution directly to potential users. We also rely on relationships with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new users and to promote or distribute our services and products.
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
Competition
We view our competitors as those companies that currently (or in the future will) (i) develop and market virtual care technology (devices, software, and systems) and/or (ii) provide virtual care services, such as the delivery of on-demand access to healthcare and chronic condition management. Competition focuses on, among other factors, experience in operation, customer service, quality of technology and know-how, ability to generate and demonstrate clinical and financial outcomes for clients, and reputation.
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
BetterHelp Segment
In the D2C mental health and other wellness services markets, competitors include a variety of smaller direct-to-consumer platforms, including Talkspace and Calm.
Teladoc Health Medical Group, P.A.
We provide business support and administrative services pursuant to a services agreement with our affiliated clinical entities, including Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”), which operate our Integrated Care telehealth provider network. We do not own THMG, which is a 100% physician-owned independent entity, or the professional corporations with which it contracts. Instead, THMG and the professional corporations (collectively, the “THMG Association”) are owned by physicians licensed in their respective jurisdictions. Under the services agreement with THMG, we have agreed to serve, on an exclusive basis, as manager and administrator of THMG’s non-clinical functions and services related to the provision of the telehealth services by providers employed by or under contract with THMG. The non-clinical functions and services we provide under the services agreement primarily include member management services, such as maintaining network operations centers for our members to request a visit with THMG’s providers, member billing and collection administration, and maintenance and storage of member medical records. THMG has agreed to provide our members, through its providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The services agreement also requires THMG to maintain the state licensure and other credentialing requirements of its providers. The services agreement has a 20-year term unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non-terminating party, a material breach of the services agreement by the non-terminating party, or a governmental or judicial termination order related to the services agreement. The THMG Association is considered a variable interest entity and its financial results are included in Teladoc Health’s consolidated financial statements.

Seasonality
Our business has historically been subject to seasonality. In our Integrated Care segment, a concentration of our new Client contracts have an effective date of January 1 as a result of many Clients’ introduction of new services at the start of each calendar year. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. In addition, as a result of seasonal cold and flu trends, we historically have experienced our highest level of visit and other fee revenue during the first and fourth quarters of each year.
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
Health Equity
Our commitment to health equity is central to our mission of empowering all people everywhere to live their healthiest lives. We continue to make targeted investments to advance health equity by capturing and leveraging actionable data, designing for equity in our products and services, supporting the social drivers of health, and contributing to the industry's collective progress in this area via partnerships and collaboration.
As health equity increasingly becomes a regulatory and market differentiating reality for our Clients, Teladoc Health remains well positioned to meet the diverse needs, preferences, and circumstances of those whom we collectively serve. Our size, scale, and quality infrastructure enable us to continually assess and improve our services in order to deliver equitable access, experiences, and outcomes for all.
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
Since the onset of the COVID-19 pandemic, state and federal regulatory authorities have reduced or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers, and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect. We do not believe that our operations or results will be materially adversely affected by a return to the status quo from a regulatory perspective.
For additional discussion of our regulatory environment, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines
The practice of medicine, including the provision of mental health services, is subject to various federal, state, and local certification and licensing laws, regulations, and approvals, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care and cross coverage practice), equipment, personnel, operating policies and procedures, and the prerequisites for the prescription of medication. The application of some of these laws to telehealth is unclear and subject to differing interpretation. Physicians, physician assistants, advanced practice registered nurses, nurses, and mental health professionals who provide professional medical or mental health services to a patient via telehealth must, in most instances, hold a valid license to practice medicine or to provide mental health treatment in the state in which the patient is located. We have established systems for ensuring that our affiliated providers are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupments and can give rise to civil or criminal penalties.
U.S. Corporate Practice of Medicine; Fee Splitting
We contract with physician-owned professional associations and professional corporations to deliver our U.S. telehealth services to their patients. We enter into management services contracts with these physician-owned professional associations and professional corporations pursuant to which we provide them with non-clinical functions and services related to the provision of the telehealth services by the providers, such as maintaining network operations centers for our members to request a visit with the providers, member billing and collection administration, and maintenance and storage of member medical records, and the professional associations and professional corporations pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.
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
We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $29,899 for each violation, and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $199,338 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.
Federal Anti-Kickback Statute
We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs, or (iii) the purchasing, leasing, or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including civil monetary penalties of up to $120,816, and criminal fines of $100,000 per violation, and three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Imposition of any of these remedies could have a material adverse effect on our business, financial condition, and results of operations. In addition to a few statutory exceptions, the HHS Office of Inspector General (“OIG”) has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.
False Claims Act
Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $13,058 to $27,018 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower, and false claims provisions.
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
Health Information Privacy and Security Laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Teladoc Health, the THMG Association, our providers, our health plan Clients and our employee welfare benefit plan Clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents, and other “business associates” of covered entities that create, receive, maintain, or transmit PHI in connection with providing services to covered entities. We are also at times a business associate of other covered entities when we are working on behalf of our affiliated medical groups.
Violations of HIPAA may result in significant civil and criminal penalties, and a single breach incident can result in violations of multiple standards. Teladoc Health, on our own and as part of our management responsibilities to the THMG Association, is required to comply with HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which has more than a low probability of compromising the privacy, security, or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate. Notification must also be made in certain circumstances to affected individuals, federal authorities, and others.
State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

The privacy and security of personal information stored, maintained, received or transmitted electronically is an enforcement priority in the U.S. and internationally. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the Federal Trade Commission (“FTC”) and state attorneys general, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose Clients or members, any of which could have a material adverse effect on our business. For example, we have been subject to litigation alleging improper disclosure and/or use of PII and PHI. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.
Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of personal information, including health information. These laws may be similar to, or even more protective, and may apply more broadly than HIPAA and other federal privacy laws, or they apply to personal information that HIPAA does not regulate. For example, the California Consumer Privacy Act of 2018 (“CCPA”) protects the personal information of California consumers regardless of the location of the business holding the information. The California Privacy Rights Act (“CPRA”) provides additional rights for California consumers and went into effect on January 1, 2023. Numerous states have enacted, or are currently reviewing, legislation that is similar to the CCPA and/or CPRA. For example, the Virginia Consumer Data Protect Act became effective on January 1, 2023; the Colorado Privacy Act and the Connecticut Data Privacy Act both became effective on July 1, 2023; and the Utah Consumer Privacy Act became effective on December 31, 2023. There are also bills that have been approved or are going through the legislative process in many more states. Where state laws are more protective than HIPAA or apply more broadly than HIPAA, or apply to different personal information than HIPAA, we must comply with the state laws we are subject to in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.
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

We are also subject to EU laws on data export, as we may transfer personal data from the EU to other jurisdictions, in particular the U.S. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the EU in October 2015 (commonly referred to as the Schrems I), transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the U.S.-EU Privacy Shield Framework which replaced the Safe Harbor Scheme. However, the U.S.-EU Privacy Shield Framework was also declared invalid by the Court of Justice of the EU in July 2020 (commonly referred to as Schrems II). While Schrems II affirmed the validity of corporate binding rules and standard contractual clauses as legal bases to transfer EU data to the U.S., it also put into place stricter requirements for transfers based on standard contractual clauses. In July 2023, to replace the U.S.-EU Privacy Shield, the EU and U.S. developed and entered into force the EU-U.S. Data Privacy Framework, the UK Extension for the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework (collectively “Data Privacy Frameworks”). The Data Privacy Frameworks allow U.S. entities to self-certify compliance after which data transfers to the U.S. entity are permitted.
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
As of December 31, 2023, we employed approximately 5,600 people, comprised of approximately 86% full-time employees and 14% part-time employees. In addition, we augment our employee base with contractors to meet resource needs and to increase flexibility in managing our expense base. Of the total employee population as of December 31, 2023, approximately 63% of our employees worked in the U.S. and 37% worked in our international locations. Through the THMG Association and our BetterHelp platform, we also contract with a network of providers. In order to ensure predictable availability of providers and a consistent member experience, we expect that THMG will hire more providers and rely less on contractors.
We continue to look for ways to expand a range of programs and initiatives that are focused to attract, develop and retain our workforce – including a focused engagement through diversity, equity, and inclusion (“DEI”). We have enhanced our talent efforts in recent years to include:
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
Expanding the Voice of the Employee. We strive to build a culture of inclusion which includes regularly soliciting employee feedback through our pulse engagement surveys, listening circles, and seeking opportunities to advance employee feedback.
Open Dialogue to Encourage Diverse Thinking and Voices. We have invested in our employees and broadened our external speaker series, interactive expert discussions, and self-paced learning programs to expand knowledge and awareness of diversity and health topics.
Business Resource Groups. We believe our business resource groups (“BRGs”) are a foundational element of the DEI ecosystem. Our seven BRGs include a focus on LGBTQ+, women, multicultural, military veterans, neurodiversity and differing physical and mental abilities, working parents and caregivers, and generational interests of employees who are engaged in four key pillars:
•Building internal community/network
•Advancing external community
•Supporting business impact
•Enhancing professional development
Focusing on diversity recruiting and talent acquisition. We continue to broaden our diversity hiring manager training resources for performance-based interviewing, which included a screening tool to promote gender-neutral job descriptions and expanded our corporate and college/university partnerships to advance our pipeline of diverse talent.
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
We set out to advance positive social change in our communities with a 2023 achievement of volunteering more than 13,000 hours around the globe. This was a monumental achievement that was consistent with our values, including those of respecting and taking care of people, doing what’s right, and succeeding together. For 2024, we have continued to challenge ourselves and set goals for volunteer hours to do good and give back to our communities.

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
•risk of the loss of any of our significant Clients or partners, or the loss of a significant number of members or BetterHelp users;
•failures of our cyber-security measures that expose the confidential information of us, our Clients or members;
•compliance with regulations concerning data privacy, including personally identifiable information and personal health information;
•our ability to recruit, retain and develop our workforce, and in particular software engineers;
•our ability to obtain additional capital through debt or equity financings on commercially reasonable terms or at all;
•evolving government regulations and our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•our ability to operate in the heavily regulated healthcare industry;
•ongoing legal challenges to, or new actions against, our business model, or the failure of the virtual care market to continue to develop;

•risks associated with a decrease in the number of individuals offered benefits by our Clients or the number of products and services to which they subscribe;
•rapid technological change in the virtual care market or the failure to innovate and develop new applications and services that are adopted;
•our expectations and management of future growth, including our ability to introduce new products and any change in product mix that impacts our profitability;
•our ability to establish and maintain strategic relationships with third parties;
•our ability to recruit and retain a network of qualified providers;
•our dependence on a limited number of third-party suppliers for timely access to materials, and the risk of supply chain disruptions or further cost inflation;
•our ability to compete successfully in competitive markets;
•our level of indebtedness and our ability to fund debt obligations and comply with covenants in our debt instruments;
•our dependence on our relationships with affiliated professional entities;
•risks specifically related to our ability to operate in competitive international markets and comply with complex non-U.S. legal requirements;
•the potential for future non-cash charges for the impairment of goodwill and other intangible assets;
•risk that we may be subject to legal proceedings and the insurance we maintain may not fully cover all potential exposures; and
•our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto, and their impact on our financial condition and results of operations.
Risks Related to Our Financial Position
We have a history of cumulative losses, which we expect to continue, and we may never achieve or sustain profitability.
We have incurred significant losses in each period since our inception. We incurred net losses of $220.4 million and $13,659.5 million for the years ended December 31, 2023 and 2022, respectively. The net loss for the year December 31, 2022 included non-cash impairment charges of $13,402.8 million as discussed further below. As of December 31, 2023, we had an accumulated deficit of $15,228.7 million. These losses and accumulated deficit reflect the large non-cash impairment charges for our goodwill and the substantial investments we have made to expand our business and scope of services, acquire new Clients and members, build our proprietary network of healthcare providers, and develop our technology platform. We intend to continue scaling our business to increase our Client, member, and provider bases, broaden the scope of services we offer, and expand our applications of technology through which members can access our services. Accordingly, we anticipate that cost of revenue (exclusive of depreciation and amortization, which are shown separately) and operating expenses may continue to increase depending on our performance and our ability to fund these investments in line with our strategic goals. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors and cash flow needs, we may need to raise additional capital through debt or equity financings to fund our operations, and such capital may not be available on reasonable terms, if at all.

A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations.
Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the years ended December 31, 2023 and 2022, our top five Clients by revenue accounted for 19% and 20% of our total revenue, respectively, and 34% of our Integrated Care segment revenue for both periods. The loss of any of our key Clients, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, profitability, and our reputation. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and members.
We may incur additional non-cash impairment charges for our goodwill or non-cash impairment charges for our other intangible assets which would negatively impact our operating results.
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by our publicly quoted share price.
As of December 31, 2023, our balance of definitive-lived intangible assets, net was $1.7 billion and goodwill, all of which was carried by the BetterHelp segment, was $1.1 billion. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. In the year ended December 31, 2022, the Company recognized a series of non-deductible goodwill impairments totaling $13.4 billion.
In the event there are further adverse changes in our projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill or other intangibles and/or long-lived assets. Such non-cash charges could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.
For additional information, see Note 6. "Goodwill" to the consolidated financial statements.
Risks Related to Our Business and Industry
The virtual care market is developing and volatile, and if it does not continue to develop, if it develops more slowly than we expect, if it encounters negative publicity, or if our solutions do not drive member engagement, the growth of our business will be harmed.
The virtual care market is relatively new and unproven, and it is uncertain whether it will continue to achieve and sustain high levels of demand, consumer acceptance, and market adoption. The COVID-19 pandemic increased utilization of virtual care services, but it is uncertain whether such increase in demand will continue in the long-term. Our success will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to continue to demonstrate the value of virtual care to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solutions, or the virtual care market as a whole, could limit market acceptance of our solutions. If our Clients or members do not perceive the benefits of our solutions, or if our solutions do not drive member engagement, then our market may not continue to develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of virtual care could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.

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
•our ability to effectively fulfill our obligations to our Clients and members, including certain supply-chain functions that are performed in-house;
•changes in healthcare laws, regulations, or trends; and
•the business environment of our Clients and, in particular, any headcount reductions by our Clients.
We generally enter into subscription access contracts with our Clients. Most of our Clients have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth and profitability may be constrained.
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
Our ability to grow and expand our business is contingent upon our ability to achieve desired performance metrics, cost savings, and/or clinical outcomes improvements under our existing contracts and to favorably resolve contract billing and interpretation issues with our Clients. The healthcare industry has recently shifted toward value-based care, and increasingly our contracts place a portion of our fees at risk or provide for gain share opportunity based on achieving such metrics, savings, and/or improvements. We cannot guarantee that we will achieve and reach mutual agreement with Clients with respect to contractually required performance metrics, cost savings and/or clinical outcomes improvements under our contracts within the expected time frames. Unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services could adversely affect our ability to achieve desired performance metrics, cost savings, and clinical outcomes. Our inability to meet or exceed the targets under our Client contracts could have a material adverse effect on our business, financial condition and results of operations. Also, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.
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
We derive most of our revenue from access fees. Accordingly, our business model depends heavily on achieving economies of scale because our initial upfront investment is costly, and the associated revenue is recognized on a ratable basis. We devote significant resources to establish relationships with our Clients and implement our solutions and related services, and Clients often request or require specific features or functions unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for both Clients and members and persuade our Clients to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our Client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand, of the access fee model, our business, financial condition, and results of operations could be materially adversely affected.

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
AI and machine learning serve a key role in many of our services. As with many technological innovations, AI and machine learning present risks and challenges that could affect its adoption, and therefore our business. AI and machine learning present potential bias issues based on our population data and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI and machine learning also may increase the burden and cost of research and development in this area, subjecting us to reputational harm, competitive harm or legal liability. Failure to address AI and machine learning bias and ethics issues by us or others in our industry could undermine public confidence in AI and machine learning and slow adoption of AI and machine learning in our products and services.
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
We have experienced significant growth in recent years, which puts strain on our business, operations, and employees, and we anticipate that our operations will continue to expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems, and controls. For example, we have upgraded our customer relationship management (“CRM”) and enterprise resources planning (“ERP”) systems in connection with our acquisition and integration activities. Additionally, we began implementing a new EMR system. Even though we expect to realize benefits from the adoption of this new system, any expected benefits will be gradual or may not be realized at all, and there could be inefficiencies as operators learn the new system. In addition, the introduction of a new system can lead to errors and loss of data. If our data were found to be inaccurate or unreliable due to error or fraud, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems, including our new EMR system, and data integrity effectively, we may not achieve the intended benefits of the new system and could experience operational disruptions that may impact our members and providers and hinder our ability to provide services, retain and attract members, and manage our member risk profiles. We must also attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, finance and accounting personnel, and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. Additionally, our growth strategy requires the collection and analysis of a high volumes of data from internal and external sources. Failure to effectively utilize our current data or establish new systems of data capture may adversely impact our ability to achieve our strategic goals and business plans.
A key aspect to managing our growth is our ability to scale our capabilities to implement our solutions satisfactorily. Clients often require specific features or functions unique to their membership base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solutions to our Clients in a timely manner. We may also need to make further investments in our technology and automate portions of our solutions or services to decrease our costs. If we are unable to address the needs of our Clients or members, or our Clients or members are unsatisfied with the quality of our solutions or services, they may not renew their contracts, seek to cancel or terminate their relationship with us, or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

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
Recently we have begun to implement operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. We may not realize the benefits of these initiatives to the extent or on the timing we anticipated and the ongoing difficulties in implementing these measures may be greater than anticipated and/or offset by inflationary pressures, which could cause us to incur additional costs. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional expenses and adversely impact our ability to achieve our other strategic goals and business plans.
Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. For example, we partner with a number of price transparency, health savings account, and other benefits platforms to deliver our solutions to their consumers. Identifying partners and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential Clients, as our partners may no longer facilitate the adoption of our applications by potential Clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, financial condition, and results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased Client or member use of our applications or increased revenue.
Our business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition, and results of operations would be harmed.
Our success is dependent upon our continued ability to maintain a network of qualified providers, and demand for such providers in both our Integrated Care and BetterHelp businesses has become increasingly competitive. In order to ensure predictable availability of providers and a consistent member experience, we expect that the THMG Association will hire more providers and rely less on contractors. If we are unable to recruit and retain board-certified physicians, advanced practice providers, mental health providers, and other healthcare professionals, or unable to augment our or the THMG Association’s employee base with contractors to meet resource needs, it would adversely affect our business, financial condition, results of operations, and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our Clients and members, or difficulty meeting regulatory or accreditation requirements.

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
The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation varies widely by Client and solution, ranging from a number of days to approximately 24 months. Business interruptions caused by economic conditions have and may continue to delay or lengthen some of our Clients’ sales cycles. Some of our Clients undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. For example, this has occurred and may continue to occur with respect to our chronic condition management solutions. Our sales efforts involve educating our Clients about the use, technical capabilities, and potential benefits of our solutions. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. Moreover, our large enterprise Clients often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these Clients will deploy our solutions widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex Client needs, higher upfront sales costs, and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories, and market additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition, and results of operations.
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
•seasonal and other variations in the timing of the sales of our services or the cost of BetterHelp customer acquisitions, as discussed above;
•the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable Client implementation timelines and performance guarantees;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our members;
•the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, Clients, or strategic partners;
•Client renewal rates and the timing and terms of Client renewals;
•the mix of applications and services sold during a period;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill and/or other assets; and
•changes in the value or useful lives of our assets.
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
Despite the terms in our supply agreements, our suppliers may encounter problems that limit their ability to supply products to us, including financial difficulties, labor shortages, shutdowns related to a pandemic or other emergency, shipping delays, or damage to their manufacturing equipment or facilities. As a result, our ability to purchase adequate quantities of our products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose Clients or members, our reputation may be harmed, and our business could suffer. For certain of our contracts, we have obligations to provide a blood glucose meter and other supplies to new members within a certain specified period of time, and/or to provide replacements for defective blood glucose meters within a certain specified period of time. If we are regularly unable to meet those obligations, our channel partners, resellers, or Clients may decide to terminate their contracts.
Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Moreover, we may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us, including as a result of economic conditions or other supply chain disruptions. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solutions, our quality control standards, and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration (the “FDA”) or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures, or civil penalties. It could also require us to cease using the components, seek alternative components or technologies, and modify our solutions to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our business, financial condition, and results of operations.
Additionally, cost inflation has led to higher material costs in recent years, which we may not be able to successfully offset, and any future cost inflation may adversely affect our business, financial condition, and results of operations.
Our international operations pose certain political, legal and compliance, operational, regulatory, economic, and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase.
Our international business is subject to political, legal and compliance, operational, regulatory, economic, and other risks resulting from differing legal and regulatory requirements, political, social, and economic conditions and unforeseeable developments in a variety of jurisdictions. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets, and pricing constraints. Our international solutions need to meet country-specific

Client and member preferences as well as country-specific legal requirements, including those related to licensing, virtual care, privacy, data storage, location, protection, and security. Our ability to conduct virtual care services internationally is subject to the applicable laws governing remote healthcare, including online counseling and therapy services, and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to country and are enforced by governmental, judicial, and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, clinicians, services agreements, and customer arrangements. We earned approximately 14% of revenue internationally in 2023.
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
Our international operations are also subject to particular risks in addition to those faced by our domestic operations, including:
•the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•obtaining regulatory approvals or clearances where required for the sale of our solutions, devices, and services in various countries;
•potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy, and data protection laws and regulations;
•data privacy laws that require that Client and member data be stored and processed in a designated territory;
•new and different sources of competition and laws and business practices favoring local competitors;
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the FCPA and other anti-corruption laws and regulations;
•changes to economic sanctions laws and regulations;
•central bank and other restrictions on our ability to repatriate cash from international subsidiaries;
•adverse tax consequences;
•fluctuations in currency exchange rates, economic instability, and inflationary conditions, which could make our solutions more expensive or increase our costs of doing business in certain countries;
•limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;
•different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;
•difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting burdens and complexities;

•difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•political unrest, war, terrorism, economic instability, curtailment of trade, epidemics (including the COVID-19 pandemic), or regional natural disasters, particularly in areas in which we have facilities.
For example, the conflict in Ukraine and the surrounding region has led to disruption, instability, and volatility in global markets, increased inflation and further disrupted supply chains. Prior to the outbreak of this conflict, we had employees and contractors in Ukraine and surrounding countries, including Belarus, that were primarily focused on technology development, and they and our development efforts were disrupted, and any further disruptions could impact our operations.
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
In addition, in making employment decisions, particularly in high technology industries, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation or our efforts to limit stockholder dilution from our equity compensation programs may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition, and results of operations.
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
We believe that developing and maintaining widespread awareness of our brands in a cost-effective manner is critical to achieving widespread adoption of our solutions and attracting new Clients and members. Our brand promotion activities may not generate Client or member awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in doing so, we may fail to attract or retain Clients or members necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad Client and member adoption of our solutions.
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
BetterHelp represented 44% of our total consolidated revenue in 2023 and has been growing in recent years. We spend significant resources marketing this service. Any decrease in the amount or effectiveness of our BetterHelp marketing efforts could lead to lower revenue or growth and profitability of this business.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2023 and 2022, our net cash provided by operating activities was $350.0 million and $189.3 million, respectively. As of December 31, 2023, we had $1,123.7 million of cash and cash equivalents which are held for working capital purposes, capital expenditures, and other corporate purposes. As of December 31, 2023, we had outstanding $1,000.0 million of 1.25% convertible senior notes due 2027 (the “2027 Notes”), $0.7 million of 1.375% convertible senior notes due 2025 (the “2025 Notes”), and $550.0 million of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. ("Livongo") for which we agreed to assume all of Livongo's rights and obligations (the "Livongo Notes," and together with the 2027 Notes and 2025 Notes, the "Notes").
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, make necessary capital expenditures and fund our operations. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our business, financial condition, and results of operations. We may settle conversions of the Notes through payment or delivery, as the case may be, of cash, shares of our common stock, or a combination of cash and shares of our common stock. The amount of cash paid, or number of shares delivered, in connection with any conversion may be material and could result in a significant depletion in the cash available to fund our operations or significant dilution to our stockholders.
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
The investment of our cash, cash equivalents and fixed income securities is subject to risks which may cause losses and affect the liquidity of these investments.
At December 31, 2023, we had $1,123.7 million in cash, cash equivalents and restricted cash and fixed income securities. Our investments may also include commercial paper, securities issued by the U.S. government obligations, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Foreign currency exchange rate fluctuations could adversely affect our business, financial condition and results of operations.
Our business is exposed to fluctuations in exchange rates. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including any continued expansion of our business outside the U.S., may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. In the event we are unable to offset these risks, there may be a material adverse impact on our business, financial condition, and results of operations. In appropriate circumstances where we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Even where we implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign currency exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, costs to implement the strategies, and potential accounting implications. Nevertheless, exchange rate fluctuations may either increase or decrease our revenues and expenses as reported in U.S. dollars. Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, financial condition, and results of operations.
Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition, and results of operations.
Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), war (including the conflict in Ukraine), and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, the COVID-19 pandemic, including its variants, disrupted the normal operations of our business, and any other similar pandemic or epidemic may result in the same among other impacts. As another example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our Clients and members would be impaired or we could lose critical data. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition and results of operations and harm our reputation. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or material adverse effects on our business.
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
We serve all of our Clients and members leveraging a multi-cloud architecture using leading multinational vendors. The actual instances are geographically diverse to insulate our applications from local failures and have an additional layer of redundancy provided by company-managed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our Clients and members. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial or business actions by our cloud vendors, third-party data centers operators, or any of the service providers with whom we or they contract may have negative effects on our business, financial condition, and results of operations, the nature and extent of which are difficult to predict. These financial or business actions may include bankruptcy declarations or decisions to acquire or develop products that compete directly with our solutions. Should they compete against us, we may be at a disadvantage because they may gain additional insights into our system by analyzing our cloud traffic on their servers.
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
•damage from fire, power loss, natural disasters, health epidemics (including the COVID-19 pandemic), and other force majeure events outside our control;
•communications failures;
•software and hardware errors, failures, and crashes;
•security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and
•other potential interruptions.
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
If our or our vendors’ security measures fail or are breached and unauthorized access to a Client's or member’s data is obtained, then our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, Clients, and members.
Our services involve the storage and transmission of Clients’ and our members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, Clients, members and others, as well as the PHI of our members. Because of the sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. While we have security measures in place, we have experienced cybersecurity incidents in the past. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive Client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our Clients or members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect Client, member, or investor confidence in us, and reduce the demand for our services from existing and potential Clients or members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Applicable data protection laws, privacy policies, or data protection obligations may require us to notify affected individuals, regulators, customers, credit reporting agencies, and others in the event of a security breach. Members about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable data protection laws, privacy policies, and data protection obligations. Claims that we have violated individuals’ privacy rights or breached our data protection obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
We may experience cybersecurity and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, Clients, and members, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our Clients utilize a variety of data formats, applications, and infrastructure and our solutions must support our Clients’ data formats and integrate with complex enterprise applications and infrastructures. If our virtual care platform does not currently support a Client’s required data format or appropriately integrate with a Client’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our Clients’ implementation schedules. As a result, if our Clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the Client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Clients could become dissatisfied and decide not to increase utilization of our solutions or not to implement our solutions beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our Client relationships.

Our Clients and members depend on our support services to resolve any technical issues relating to our solutions and services, and we may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as we increase the size of our Client and membership bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, we may be unable to provide satisfactory support services to our members. Further, if we are unable to address members’ needs in a timely fashion or further develop and enhance our solution, or if a Client or member is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and Clients’ and members’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such Clients. These Clients may not renew their contracts, seek to terminate their relationship with us, or renew on less favorable terms, or members may not renew their subscriptions to our BetterHelp services. Moreover, negative publicity related to our Client or member relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective Clients or members. If any of these were to occur, our revenue may decline and our business, financial condition, and results of operations could be materially adversely affected.
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
In addition, our BetterHelp business and the industry as a whole has come under increasing scrutiny from government regulators in recent years, including as a result of the industry’s growing profile due to the COVID-19 pandemic. For example, see Note 17. “Commitments and Contingencies,” to the consolidated financial statements for additional information regarding the settlement and consent order entered into with the FTC and the related putative class-action litigations. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the laws. Additionally, it is possible that the laws and rules governing the practice of medicine, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.
In our U.S. telehealth business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with our providers or our Clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.
The laws of all states prohibit us from exercising control over the medical judgments or decisions of physicians and the laws of many states, including states in which many of our Clients are located, prohibit us from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. We enter into agreements with our affiliated professional association, THMG, which enters into contracts with its providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Clients to arrange for the THMG Association to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could hinder our ability to provide services to Clients located in certain states, which would have a materially adverse effect on our business, financial condition, and results of operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.
We do not own THMG, which is a 100% physician owned independent entity, or the professional corporations with which it contracts. THMG and the other professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with THMG, or among THMG and the contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, and results of operations. In addition, the arrangements in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies, including with respect to federal and state fraud and abuse laws. We believe that our operations comply with applicable state statutes and regulations regarding corporate practice of medicine, fee-splitting, and anti-kickback prohibitions. However, any scrutiny, investigation, or litigation with regard to our arrangement with the THMG Association or BetterHelp could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to restructure our operations and arrangements to comply with applicable laws or we are required to restructure at a significant cost, or if we were subject to penalties or other adverse action.
Evolving government regulations may require increased costs or adversely affect our business, financial condition, and results of operations.
In a regulatory climate that is uncertain, our operations have been, and may in the future be, subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any regulatory changes that make it more difficult to license providers in multiple jurisdictions could adversely impact our ability to efficiently scale our business, which could have a material adverse effect on our business, financial condition, and results of operations.
We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These areas include: rules governing the provision of telehealth, including, for example, rules that would require in person visits or consultations prior to the provision of telehealth, including, for example, rules that would require in person visits or consultations prior to provision of telehealth; practice of medicine by physicians; licensure standards for doctors, physician assistants, advanced practice registered nurses, nurses, and mental health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.
In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may allege or determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solutions’ attractiveness to our Clients, members or providers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. For example, see Note 17. “Commitments and Contingencies,” to the consolidated financial statements for additional information regarding the settlement and consent order entered into with the FTC and the related putative class-action litigations, which have resulted in certain changes to the operation of the BetterHelp business. In each case, our revenue may decline, and our business, financial condition, and results of operations could be materially adversely affected.

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
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state, and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors, and Clients, our marketing activities and other aspects of our operations. Of particular importance are:
•the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;
•the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation, or receipt of any bribe, kickback, rebate, or other remuneration for referring an individual, in return for ordering, leasing, purchasing, or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing, or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact or making any material false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•similar state law provisions pertaining to anti-kickback, self-referral, and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions, or engaging in some practices such as splitting fees with physicians;
•laws that regulate debt collection practices as applied to our debt collection practices;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and
•federal and state laws and policies that require healthcare providers to maintain licensure, certification, or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.
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
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI and other personal data. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity, and liability. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our business, financial condition, and results of operations. For example, U.S. states have begun to introduce more comprehensive data protection laws. The CCPA went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance-related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the CPRA went into effect on January 1, 2023 and significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Numerous states have enacted, or are currently reviewing, legislation that is similar to the CCPA and/or CPRA. For example, the Virginia Consumer Data Protect Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act became effective in 2023. There are also bills that have been approved or are going through the legislative process in many more states. In 2022, a draft of the American Data Privacy and Protection Act was released and would be a comprehensive federal data privacy law that would seek to ease the burden of a patchwork of overlapping but different state laws. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply.
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
We outsource important aspects of the storage and transmission of Client and member information, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle Client and member information to sign business associate agreements and/or data processing agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of Client and members’ proprietary and protected health information.
We publish statements to our members and potential members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. For example, we have been subject to litigation alleging improper disclosure and/or use of PII and PHI. We also engage in digital marketing which has come under additional scrutiny by the FTC and state regulators. If our practices are deemed to have been unlawful or deceptive or potentially a violation of FTC requirements, it could lead to significant liabilities and consequences including, without limitation, costs of responding to investigations, defending against litigation, including class action suits, settling claims, complying with regulatory or court orders, and managing public relations and Client and member concerns associated with such violations. For example, see Note 19. “Legal Matters,” to the consolidated financial statements for additional information regarding the settlement and consent order entered into with the FTC and the related putative class-action litigations, which have resulted in certain changes to the operation of the BetterHelp business.
We also send short message service (“SMS”) text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for our company since they are governed by the Telephone Consumer Protection Act, which allows for private right of action and class action lawsuits and is enforced by the Federal Communications Commission. Numerous class action suits under federal and state laws have been filed against companies that conduct SMS texting programs, with many resulting in multi-million-dollar settlements for the plaintiffs. Any such future litigation against us could be costly and time-consuming to defend.
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
Changes to consumer privacy laws could adversely affect our ability to market our offerings effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
We rely on a variety of direct marketing techniques, including email marketing, online advertising and direct mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state laws, or new federal or state laws and regulations on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising and direct mailing techniques and could force further changes in our marketing strategy. In particular, these laws may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and in some cases, provide customers the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information or require us to develop alternative marketing strategies, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows.
We must comply with U.S. federal, state, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store certain personal information. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.
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
•premarketing clearance or approval;
•record keeping;
•product marketing, promotion and advertising, sales and distribution; and
•post-marketing surveillance, including reporting of deaths, serious injuries, and product malfunctions, recalls, corrections, and removals.
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
In addition, we are required to timely submit various reports with the FDA, including reports if medical devices that we distribute as part of our solutions may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business, financial condition, and results of operations. Any corrective actions can be costly, time-consuming, and divert resources from other portions of our business. Furthermore, the submission of these reports could be used by competitors against us, which could harm our reputation.
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
Our reputation and/or business could be negatively impacted by ESG matters and/or other reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning matters relating to environmental, social, and governance factors (“ESG”), both in the U.S. and internationally. We communicate certain ESG-related initiatives and/or commitments regarding environmental matters, diversity, and other matters on our website and elsewhere. These initiatives or commitments could be difficult or costly to achieve. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these activities, or for any revisions to them. To the extent that our disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
Risks Related to Litigation and Liability
Any current or future litigation or other legal or regulatory proceedings could be costly and time consuming, and any losses or liability may not be covered by insurance.
We have been and may become subject, from time to time, to legal and regulatory proceedings, including claims that arise in the ordinary course of business, such as claims brought by our Clients in connection with commercial disputes or employment claims made by our current or former associates. Regardless of outcome, such proceedings may result in substantial costs and may divert management’s attention and resources or decrease market acceptance of our solutions, which may substantially harm our business, financial condition, and results of operations. We attempt to limit our liability to Clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. Insurance may not cover claims against us, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock. In addition, any insurance coverage would not address the reputational damage that could result from any legal or regulatory proceedings or claims.
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
Risks Related to Intellectual Property
Any failure to protect our intellectual property rights could impair our ability to protect our technology and our brands.
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
In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights. Companies in the internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim could have a material adverse effect on our business, financial condition, and results of operations. We expect that we may in the future receive notices that claim we or our Clients using our solutions have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention, and resources, damage our reputation and brands, and substantially harm our business.
In addition, in most instances, we have agreed to indemnify our Clients against certain third-party claims, which may include claims that our solutions infringe the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our Clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease offering or using technologies that incorporate the challenged intellectual property;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•redesign technology to avoid infringement.
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
We are subject to income tax in the U.S. and various jurisdictions outside of the U.S. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, fluctuations in our stock price related to our stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.
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
We have in the past and may in the future seek to acquire or invest in businesses, applications, and services or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or the integration process may take longer than expected or become more costly than expected. Similarly, we may not be able to effectively manage the combined business following the acquisition. We also may not achieve the anticipated cost savings, synergies or other benefits from the acquired business due to a number of factors, including, but not limited to:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition;
•difficulty integrating the accounting and operational systems, operations, and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the Clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and Clients as a result of the acquisition;
•the potential loss of key employees;

•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which can result in the risk of impairment over time. For example, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Estimates and Policies- Goodwill” Note 6. "Goodwill," to the consolidated financial statements for information regarding recent goodwill impairment charges.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors (the "Board") is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions include those establishing:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director, which prevents stockholders from filling vacancies on our Board;
•the ability of our Board to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our Board to alter our amended and restated bylaws without obtaining stockholder approval;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We recognize the increasing significance that cybersecurity has to our operations and the success of our business, as well as the need to continually assess cybersecurity risk and evolve our response in the face of a rapidly and ever-changing environment. We process and maintain sensitive data on our Clients and members, including in the form of PHI and PII. In addition, we maintain intellectual property for our solutions and personal information of our employees. Because of the data we manage, we are subject to various cybersecurity threats that, if they materialized, could adversely affect our business, employees, Clients, and members through impacts to the confidentiality, integrity, and/or availability of our systems. We maintain a cybersecurity program and controls as part of our enterprise risk management program in an effort to reduce the risk of exposure of our information and systems.
To assess, identify, and manage the risks of cybersecurity threats to our information system, we maintain a cybersecurity program, including policies and controls, which are regularly reviewed through internal and external assessments. We leverage several industry frameworks for adopting and assessing controls, such as HIPAA, the National Institute of Standards and Technology Cybersecurity Framework, and HITRUST. We have an active HITRUST certification and Service Organization Control ("SOC") 2 Type II security compliance that are issued by external entities.
We have controls in place intended to assess our cybersecurity posture and prevent successful access to our critical systems, including, but not limited to: vulnerability scanning on systems and applications; endpoint detection capabilities to identify malware and other indicators of threat activity; multifactor authentication; and blocking of malicious e-mail. In addition, we also provide annual cybersecurity awareness training for our employees. Further, we engage with an external security firm to perform regular penetration testing. We subject our critical third-party service providers to risk assessment prior to engagement, and periodically thereafter, to identify material risks. Additionally, we have a process to engage with these third parties to understand potential impacts of, and remediation efforts associated with, critical vulnerabilities.
To stay abreast of the evolving threat landscape, we actively engage with key vendors, industry information sharing, and intelligence and law enforcement communities. These engagements serve as inputs into understanding techniques and tactics being used by threat actors and in expanding the countermeasures we use to protect Teladoc Health.
In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have a documented security incident response plan that provides a consistent approach to identifying and classifying the incident as well as a defined escalation process to management to assess the materiality.
Despite the efforts outlined above, we cannot ensure that we will not be subject to any cybersecurity incidents or threats. See “Risk Factors Risks Related to Information Technology” for additional information. To date, management has not determined that any cybersecurity incidents the Company has experienced would have resulted in, or are reasonably likely to result in, a material impact to its financial condition, results of operations, or business strategy.
Governance
Cybersecurity risk oversight continues to remain a top priority for our Board. The audit committee of our Board maintains primary responsibility related to overseeing our cybersecurity risk as part of its program of regular risk management oversight. This includes, but is not limited to, the overall maturity and strategy of our cybersecurity program.
We have a rigorous and comprehensive cybersecurity program managed by a dedicated team of subject matter experts and is led by our Chief Information Security Officer (“CISO”), who has extensive cybersecurity experience. We have implemented telehealth industry standard processes, policies, and tools, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system.
Our CISO regularly engages with other members of our executive management team to discuss cyber risk, including the Chief Technology Officer, the Chief Information Officer, Deputy Chief Legal Officer, and Chief Compliance Officer, among others, as well as the audit committee of our Board. Our executive management team has the appropriate expertise, background, and depth of experience to manage risk arising from cybersecurity threats. Executive management has also participated in cybersecurity tabletop exercises to test our cyber response playbooks.
Item 2.    Properties
We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations.
We lease office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2028. We lease additional office space in the U.S. and other foreign locations.

We have reduced our footprint over the past year reflecting post-pandemic remote work changes. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3.    Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in the Legal Matters section of Note 17. “Commitments and Contingencies,” to the consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TDOC”.
Holders
On February 16, 2024, there were 91 shareholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Five-Year Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative total return of the Russell 2000 Composite Index and the S&P 500 Health Care Index for each of the five fiscal years ended December 31, 2023, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends in Teladoc Health Common Stock and in each index. The indexes are included for comparative purposes only. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Item 6.    [Reserved]
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Discussion and analysis of our fiscal year 2021, as well as the year-over-year comparison of our 2022 financial performance to 2021, have been omitted from this section and may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on March 1, 2023.
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
Efficiency Program and Restructuring
We have a demonstrated record of driving growth both organically and through acquisitions. We have built a strong and durable foundation for efficient growth, increasing profitability, and generating cash flow. We are taking additional concrete steps to further accelerate our progress on bottom line performance in order to achieve a more balanced approach to growth and margin. This focus on balanced growth includes a comprehensive operational review of our business to drive efficiencies to continue to support our growth. These steps are expected to result in restructuring costs in the year ending December 31, 2024. See Note 19. ‘Subsequent Events” to the consolidated financial statements for additional information.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
As it relates to the Integrated Care segment:
Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 6.3 million, or 8%, to 89.6 million at December 31, 2023, compared to the same period in 2022.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 14% to 1.16 million at December 31, 2023, compared to 1.02 million at December 31, 2022.
Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member decreased to $1.41 in the year ended December 31, 2023, from $1.42 in the same period in 2022, primarily due to the impact of new members onboarded over the course of the year. The change in average monthly revenue versus the indicated prior period is reflective of the growth and timing of onboarding new members and the mix of their fees.
As it relates to the BetterHelp segment:
BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the increasing market adoption of BetterHelp, the growth of that business, and future revenue potential. Our ability to reach new potential paying users through various advertising channels helped us to increase BetterHelp paying users by 9% to 0.46 million as of December 31, 2023, compared to 0.42 million as of December 31, 2022.
As it relates to the Company:
Seasonality. Our business has historically been subject to seasonality. In our Integrated Care segment, a concentration of our new Client contracts have an effective date of January 1 as a result of many Clients’ introduction of new services at the start of each calendar year. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. In addition, as a result of seasonal cold and flu trends, we historically have experienced our highest level of visit and other fee revenue during the first and fourth quarters of each year.
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
Critical Accounting Estimates and Policies
Revenue
We follow the revenue accounting requirements of Accounting Standards Codification (“ASC”) Topic 606, which establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC Topic 606 is to recognize revenue to depict the transfer of promised goods or services to Clients as well as individual members, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, we satisfy a performance obligation.
Integrated Care Segment
As it relates to the Integrated Care segment, we primarily generate virtual healthcare service revenue from contracts with Clients who purchase access to our professional provider network or medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a per-member-per-month (“PMPM”) access fee as well as certain contracts that also include additional revenue on a per-virtual healthcare visit basis for general medical, or other specialty visits or expert medical service on a per case basis. We also have certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits.
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
Revenue is also generated from contracts with Clients for our chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a per-participant-per-month model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to our web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and we recognize revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active members are aligned.
Our Client agreements generally have a term of one to three years for the Integrated Care segment. The majority of Clients have a term of one year and renew their contracts following their first year of services. Revenues are recognized when we satisfy our performance obligation to stand ready to provide virtual healthcare services which occurs when our Clients and members have access to and obtain control of the virtual healthcare service or platform.
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
We generally bill for virtual healthcare services on a monthly basis, in advance or in arrears depending on the service, with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, we have determined that Client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and for certain contracts include a variable transaction price as the number of members may vary from period to period. We estimate this amount based on historical experience.
Our contracts do not generally contain refund provisions for fees earned related to services performed.

Additionally, certain of our contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by us for specific service level performance, member satisfaction scores, cost savings or other value achievements or guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on our historical performance or other available information of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2023 and 2022, revenue recognized from performance obligations related to prior periods for changes in estimated transaction price or Client performance guarantees was $14.7 million and $4.4 million, respectively.
We have elected the optional exemption to not disclose the remaining performance obligations of our contracts since the majority of our contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.
For additional revenue, deferred revenue, deferred costs, and disclosures, refer to Note 3. “Revenue, Deferred Revenue, and Deferred Costs and Other.”
BetterHelp Segment
As it relates to the BetterHelp segment, users can purchase virtual therapy services for an access fee, generally on a monthly basis. For other wellness services, users can purchase access to their consumer application for a subscription fee, generally for a period of one year. BetterHelp also provides virtual therapy services to employers as part of employee assistance programs, with revenues recorded based on completion of visit.
The BetterHelp service provides for member refunds. We estimate the expected amount of refunds to be issued based on historical experience, which are recorded as a reduction of revenue. We issued refunds of approximately $93.0 million and $79.2 million for the years ended December 31, 2023 and 2022, respectively.
Goodwill
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by our publicly quoted share price.
As of December 31, 2023, our balance of goodwill was $1.1 billion, which all related to the BetterHelp segment.
We performed a qualitative assessment of goodwill for the BetterHelp reporting unit as of October 1, 2023. As part of the qualitative analysis, we considered the performance of the reporting unit compared to expectations, forecasts for revenue and margin, macroeconomic conditions, industry and market trends, as well as other relevant entity-specific items. Based on this qualitative assessment, no indicators of impairment were identified for the year ended December 31, 2023. While it is believed that the assumptions used were reasonable, changes in these assumptions for the BetterHelp reporting unit, including lowering forecasts for revenue and margin, lowering the long-term growth rate, or changes in the future discount rate assumptions, could result in a future impairment.
For the year ended December 31, 2022, a $13.4 billion non-deductible goodwill impairment charge, or $83.01 per basic and diluted share, was recognized following goodwill impairment testings performed as a result of sustained decreases in our publicly quoted share price and our annual testing requirement. Refer to Note 6. “Goodwill,” to our consolidated financial statements for further information.
Other Intangible Assets
Other intangible assets include customer relationships, non-compete agreements, acquired technology, and trademarks resulting from business acquisitions, as well as capitalized software development costs. As of December 31, 2023, the aggregate balance of these assets was $1,677.8 million. We amortize these definite-lived intangible assets over their estimated useful lives as disclosed in Note 8. “Intangible Assets, Net and Certain Cloud Computing Costs” to the

consolidated financial statements. We also review the useful lives on a quarterly basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements.
Customer relationships are amortized over a period of two to 20 years in relation to expected future cash flows. The useful lives of the customer relationships are subject to risks and uncertainties including future attrition rates. These considerations include, but are not limited to, the emergence of new competitor offerings, relative competitor pricing and scale, our ability to successfully integrate and manage the acquired customers, our level of success in delivering future innovation, and overall changes in economic and regulatory conditions. Significant changes in any one or a combination of considerations could lead us to update our weighted average attrition rate, which, in turn would impact the assigned useful life and the level of amortization expense recorded for our customer relationship intangibles. For example, a sustained increase in the customer attrition rate related to customers acquired in the Livongo transaction could prompt us to reduce our estimate of the remaining useful life of the customer relationships. Should this occur, a one-year reduction to the estimated life would result in an annual increase in amortization expense of approximately $6 million. Acquired technology is amortized over four to seven years using the straight-line method. Capitalized software development costs are amortized over three to five years using the straight-line method.
During the second half of 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, we have accelerated the amortization associated with the Livongo trademark, increasing amortization expense in the year ended December 31, 2023, and in the year ending December 31, 2024, with corresponding reductions thereafter. The change in accounting estimate resulted in additional amortization expense of $37.5 million, or $0.23 per basic and diluted share, for the year ended December 31, 2023.
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
Components of Results of Operations
Cost of Revenue (exclusive of depreciation and amortization, which are shown separately)
Cost of revenue (exclusive of depreciation and amortization, which are shown separately) primarily consists of fees paid to the physicians and other health professionals in our provider network; product cost; costs incurred in connection with our provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation); costs related to Client support; and provider network, medical records, magnetic resonance imaging, medical lab tests, translation, postage, medical malpractice insurance, and deferred device costs. Cost of revenue includes costs of technology enabling multiple modes of real-time communication, including via web browser, mobile application, voice / telephony, and text. These expenses increase or decrease as the level of revenue changes. Cost of revenue (exclusive of depreciation and amortization, which are shown separately) is driven primarily by the number of general medical visits, expert medical services, and other specialty visits completed in each period and are closely correlated or directly related to delivery of our solutions and monthly access fees. Many of the elements of the cost of revenue (exclusive of depreciation and amortization, which are shown separately) are relatively variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. Cost of revenue (exclusive of depreciation and amortization, which are shown separately) does not include an allocation of depreciation and amortization.
Advertising and Marketing Expenses
Advertising and marketing expenses consist primarily of costs of digital and media advertisements, personnel, and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) for our marketing staff and communications materials that are produced for member acquisition and to generate greater awareness and utilization among our Clients and members. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs, and stock-based compensation for our advertising and marketing employees. Our advertising and marketing expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.
Our advertising and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising campaigns and marketing expenses. We will continue to invest in advertising and marketing by promoting our brands through a variety of marketing and public relations activities.
Sales Expenses
Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, and incentive-based awards, employment taxes, travel and stock-based compensation costs for our employees engaged in sales, account management, and sales support in addition to commissions paid to external brokers. Our sales expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.
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
Restructuring Costs
Restructuring costs consist primarily of lease impairment costs, losses related to the reduction of office space, and costs for employee transition, severance payments, employee benefits, and related costs.
Depreciation
Depreciation consists primarily of depreciation of fixed assets.
Amortization
Amortization consists primarily of amortization of capitalized software development costs, and amortization of acquisition-related intangible assets.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of costs associated with debt refinancing including the write-off of origination and termination financing fees and the redemption/conversion of convertible senior notes.
Interest Income
Interest income consists of interest earned on cash and cash equivalents.

Interest Expense
Interest expense consists of interest costs and the amortization of debt discounts primarily associated with convertible senior notes.
Other (Income) Expense, Net
Other (income) expense, net includes the impact of foreign currency remeasurement, realized gains on investment securities, and all other non-operating items not included in other financial statement lines.
Provision for Income Taxes
Provision for income taxes reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. See above for Critical Accounting Estimates and Policies.
EBITDA, Adjusted EBITDA, and Free Cash Flow
To supplement our financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use non-GAAP financial measures to clarify and enhance an understanding of past performance, which include EBITDA (as defined below), Adjusted EBITDA, and free cash flow. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance, and are commonly used by investors to evaluate our performance and that of our competitors. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business, and that free cash flow reflects an additional way of viewing our liquidity that, when viewed together with GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We use these non-GAAP financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.
EBITDA consists of net loss before interest income; interest expense; other (income) expense, net, including foreign currency exchange gains or losses; provision for income taxes; depreciation; amortization; and goodwill impairment. Adjusted EBITDA consists of net loss before interest income; interest expense; other (income) expense, net, including foreign currency exchange gains or losses; provision for income taxes; depreciation; amortization; goodwill impairment; stock-based compensation; restructuring costs; and acquisition, integration, and transformation costs.
Free cash flow is net cash provided by operating activities less capital expenditures and capitalized software development costs.
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
Non-GAAP measures have important limitations as analytical tools and you should not consider them in isolation, and they should not be considered as an alternative to net loss before provision for income taxes, net loss, net loss per share, net cash from operating activities or any other measures derived in accordance with GAAP. Some of these limitations are:
•EBITDA and Adjusted EBITDA eliminate the impact of the provision for income taxes on our results of operations, and they do not reflect goodwill impairment, interest income, interest expense or other (income) expense, net;
•Adjusted EBITDA does not reflect restructuring costs. Restructuring costs may include certain lease impairment costs, certain losses related to early lease terminations, and severance;
•Adjusted EBITDA does not reflect significant acquisition, integration, and transformation costs. Acquisition, integration, and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our CRM and ERP systems. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities; and
•Adjusted EBITDA does not reflect the significant non-cash stock-based compensation expense which should be viewed as a component of recurring operating costs.
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

Consolidated Results of Operations
The following table sets forth our consolidated statement of operations data for the years ended December 31, 2023 and 2022 and the dollar and percentage change between the respective periods (dollars in thousands).

	Year Ended December 31,		Variance	%
	2023	2022
Revenue	$2,602,415	$2,406,840	$195,575	8%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	760,031	743,987	16,044	2%
Operating expenses:
Advertising and marketing	688,854	623,536	65,318	10%
Sales	213,780	227,172	(13,392)	(6)%
Technology and development	348,521	333,629	14,892	4%
General and administrative	464,659	449,855	14,804	3%
Acquisition, integration, and transformation costs	21,110	15,620	5,490	35%
Restructuring costs	16,942	7,416	9,526	128%
Depreciation	11,138	11,407	(269)	(2)%
Amortization	325,933	244,620	81,313	33%
Goodwill impairment	0	13,402,812	(13,402,812)	n/m
Total expenses	2,850,968	16,060,054	(13,209,086)	(82)%
Loss from operations	(248,553)	(13,653,214)	13,404,661	98%
Interest income	(46,782)	(12,674)	(34,108)	269%
Interest expense	22,282	21,944	338	2%
Other (income) expense, net	(4,445)	859	(5,304)	n/m
Loss before provision for income taxes	(219,608)	(13,663,343)	13,443,735	98%
Provision for income taxes	760	(3,812)	4,572	120%
Net loss	$(220,368)	$(13,659,531)	$13,439,163	98%
Net loss per share, basic and diluted	$(1.34)	$(84.60)	$83.26	98%

EBITDA (1)	$88,518	$5,625	$82,893	n/m
Adjusted EBITDA (1)	$328,120	$246,513	$81,607	33%
______________________________________
n/m – not meaningful
(1)Non-GAAP Financial Measures

The following table reconciles net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(220,368)	$(13,659,531)
Add:
Goodwill impairment	0	13,402,812
Interest income	(46,782)	(12,674)
Interest expense	22,282	21,944
Other (income) expense, net	(4,445)	859
Provision for income taxes	760	(3,812)
Depreciation	11,138	11,407
Amortization	325,933	244,620
EBITDA	88,518	5,625
Stock-based compensation	201,550	217,852
Acquisition, integration, and transformation costs	21,110	15,620
Restructuring costs	16,942	7,416
Adjusted EBITDA	$328,120	$246,513

Teladoc Health Integrated Care	$191,871	$135,153
BetterHelp	136,249	114,116
Other	0	(2,756)
Adjusted EBITDA	$328,120	$246,513
Revenue. Total revenue was $2,602.4 million for the year ended December 31, 2023, compared to $2,406.8 million for the year ended December 31, 2022, an increase of $195.6 million, or 8%. The increase was driven by an 8% increase in access fees, primarily related to BetterHelp, as well as a 6% increase in other revenues. The increase in other revenues primarily related to higher revenues from sales of our telehealth solutions for hospitals and health systems. By geography, total revenue for the U.S. was $2,237.5 million and for International was $364.9 million for the year ended December 31, 2023, reflecting increases of 6% and 19%, respectively, compared to the year ended December 31, 2022.
Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $760.0 million for year ended December 31, 2023, compared to $744.0 million for the year ended December 31, 2022, an increase of $16.0 million, or 2%, reflecting higher costs associated with the growth in revenue, offset by lower consultation costs, reflecting various operation optimization efforts to reduce provider costs, and lower expenses associated with devices.
Advertising and Marketing Expenses. Advertising and marketing expenses were $688.9 million for the year ended December 31, 2023, compared to $623.5 million for the year ended December 31, 2022, an increase of $65.3 million, or 10%. This increase was substantially driven by higher digital and media advertising costs related to BetterHelp.
Sales Expenses. Sales expenses were $213.8 million for the year ended December 31, 2023, compared to $227.2 million for the year ended December 31, 2022, a decrease of $13.4 million, or 6%. The decrease was primarily driven by lower employee compensation as well as lower sales and broker commissions.
Technology and Development Expenses. Technology and development expenses were $348.5 million for the year ended December 31, 2023, compared to $333.6 million for the year ended December 31, 2022, an increase of $14.9 million, or 4%. The increase was primarily driven by higher infrastructure, hosting, and software license costs associated with running operations and ongoing projects and services to continuously improve and optimize our products and services, partially offset by lower professional fees and contract labor costs and lower recruiting and employee-related costs. For the year ended December 31, 2023 and 2022, research and development costs were $124.6 million and $106.9 million, respectively.
General and Administrative Expenses. General and administrative expenses were $464.7 million for the year ended December 31, 2023, compared to $449.9 million for the year ended December 31, 2022, an increase of $14.8 million, or 3%. The increase was primarily driven by higher employee compensation costs, call center costs, corporate and other costs, credit card charges, software and infrastructure costs, and bad debt reserves, partially offset by lower therapist onboarding costs, other professional and consultant fees, occupancy costs, operational costs including indirect taxes, insurance costs, and legal and regulatory costs.
Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $21.1 million for the year ended December 31, 2023, compared to $15.6 million for the year ended December 31, 2022, an increase of $5.5 million. The costs and the related increase were primarily associated with integrating and upgrading our CRM and ERP systems.
Restructuring Costs. Restructuring costs were $16.9 million and $7.4 million for the year ended December 31, 2023 and 2022, respectively. The costs primarily consisted of losses related to the reduction of office space and severance. See Note 12. ‘Restructuring” to the financial statements for additional information.
Depreciation. Depreciation was $11.1 million for the year ended December 31, 2023, compared to $11.4 million for the year ended December 31, 2022, a decrease of $0.3 million, or 2%.
Amortization.
The following table shows amortization broken down by components for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	%
Amortization of acquired intangibles	$242,976	$198,522	22%
Amortization of capitalized software	82,957	46,098	80%
Amortization of intangible assets expense	$325,933	$244,620	33%
Amortization was $325.9 million for the year ended December 31, 2023, compared to $244.6 million for the year ended December 31, 2022, an increase of $81.3 million, or 33%. The higher expense was driven by higher amortization due to the acceleration of certain trademark lives as well as an increase in the amortization of capitalized software costs related to our investment in platforms. In the second half of 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, we accelerated the amortization associated with the Livongo trademark, increasing amortization expense in the year ended December 31, 2023 and in the year ending December 31, 2024, with corresponding reductions thereafter. The change in accounting estimate resulted in additional amortization expense for acquired intangibles of $37.5 million, or $0.23 per basic and diluted share, for the year ended December 31, 2023.
Goodwill Impairment. No goodwill impairment charge was recognized for the year ended December 31, 2023. We recorded non-cash goodwill impairment charges of $13,402.8 million across several quarters in the year ended December 31, 2022, following goodwill impairment testings performed as a result of sustained decreases in our publicly quoted share price and our annual testing requirement. The non-cash charges had no impact on the provision for income taxes. Refer to Critical Accounting Estimates and Policies: Goodwill and Note 6. “Goodwill,” to our consolidated financial statements.
Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $46.8 million for the year ended December 31, 2023, compared to $12.7 million for the year ended December 31, 2022. The increase was primarily driven by higher interest rate yields and, to a lesser extent, an increase in cash and cash equivalent balances.
Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $22.3 million for the year ended December 31, 2023, compared to $21.9 million for the year ended December 31, 2022.

Other (Income) Expense, Net. Other (income) expense, net was an income of $4.4 million for the year ended December 31, 2023, compared to an expense of $0.9 million for the year ended December 31, 2022, primarily reflecting a gain on the partial sale of a business.
Provision for Income Taxes. We recorded an income tax expense of $0.8 million for the year ended December 31, 2023, compared to an income tax benefit of $3.8 million for the year ended December 31, 2022. The income tax provision for the year ended December 31, 2023 reflects the current year operational loss and the impact of lower stock-based compensation deductions for tax purposes compared to the stock-based compensation expense recorded in the consolidated statement of operations.
Segment Information
The following tables set forth the results of operations for the relevant segments for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,		Variance	%
Teladoc Health Integrated Care	2023	2022
Revenue	$1,468,794	$1,373,900	$94,894	7%
Adjusted EBITDA	$191,871	$135,153	$56,718	42%
Adjusted EBITDA Margin %	13.1%	9.8%	323bps	3%
Integrated Care total revenues increased by $94.9 million, or 7%, to $1,468.8 million for the year ended December 31, 2023. The increase in net revenues was primarily driven by higher chronic care program enrollment and adoption, as well as higher telemedicine product revenue, including higher revenues from our Primary360 offering.
Integrated Care Adjusted EBITDA increased by $56.7 million, or 42%, to $191.9 million for the year ended December 31, 2023, primarily reflecting higher gross profit, partially offset by higher general and administrative expenses and technology and development costs.

	Year Ended December 31,		Variance	%
BetterHelp	2023	2022
Therapy Services	$1,116,693	$1,012,574	$104,119	10%
Other Wellness Services	16,928	7,072	$9,856	139%
Total Revenue	$1,133,621	$1,019,646	$113,975	11%
Adjusted EBITDA	$136,249	$114,116	$22,133	19%
Adjusted EBITDA Margin %	12.0%	11.2%	83bps	1%
BetterHelp total revenues increased by $114.0 million, or 11%, to $1,133.6 million for the year ended December 31, 2023, driven by a 9% increase in average monthly paying users.
BetterHelp Adjusted EBITDA increased by $22.1 million, or 19%, to $136.2 million for the year ended December 31, 2023, primarily reflecting higher gross profit, offset by higher operating expenses, most significantly higher advertising and marketing expenses.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows - Summary	2023	2022
Net cash provided by operating activities	$350,021	$189,292
Net cash used in investing activities	(156,347)	(167,743)
Net cash provided by financing activities	10,854	6,497
Effect of foreign currency exchange rate changes	965	(3,344)
Total increase in cash and cash equivalents	$205,493	$24,702
Our principal sources of liquidity are cash and cash equivalents, totaling $1,123.7 million as of December 31, 2023. During 2023, we experienced positive operating cash flow and we anticipate increasing positive operating cash flow results for 2024.
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
We were in compliance with all debt covenants at December 31, 2023.
We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of December 31, 2023.
Cash from Operating Activities
Cash flows provided by operating activities consist of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Cash provided by operating activities was $350.0 million and $189.3 million for the years ended December 31, 2023 and 2022, respectively, an increase of $160.7 million. The increase was driven by higher performance of the business, higher interest income, and higher working capital and other changes, partially offset by higher acquisition, integration, and transformation costs and restructuring costs. Cash provided by operating activities for the years ended December 31, 2023 and 2022 included approximately $15.6 million and $19.1 million, respectively, related to investments in and implementation of cloud computing applications, which are deferred and amortized over multiple years based on the expected contract life.
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

Cash from Investing Activities
Cash used in investing activities was $156.3 million for the year ended December 31, 2023 and primarily consisted of capitalized software development costs of $144.9 million and capital expenditures of $11.5 million. Cash used in investing activities for the year ended December 31, 2022 of $167.7 million consisted primarily of capitalized software development costs of $156.3 million and capital expenditures of $16.5 million. The decrease of $11.4 million related to lower capitalized software development costs.
Cash from Financing Activities
Cash provided by financing activities for the year ended December 31, 2023 was $10.9 million and primarily consisted of $1.5 million of proceeds from the exercise of employee stock options and $9.7 million of proceeds from participants in our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2022 was $6.5 million and primarily consisted of $5.9 million of proceeds from the exercise of employee stock options and $6.5 million of proceeds from participants in our employee stock purchase plan.
The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$350,021	$189,292	$193,990
Capital expenditures	(11,464)	(16,480)	(8,534)
Capitalized software	(144,884)	(156,284)	(55,400)
Free Cash Flow	$193,673	$16,528	$130,056
Free cash flow was $193.7 million for the year ended December 31, 2023, as compared to $16.5 million for the year ended December 31, 2022. The year-over-year increase was substantially driven by growth in operating cash flow, and to a lesser degree, a decline in capitalized expenditures and capitalized software.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Foreign Currency Exchange Risk
Cash equivalents that are subject to interest rate volatility represent our principal market risk. We do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates as our Notes bear fixed interest rates. We do not enter into investments for trading or speculative purposes.
We operate our business primarily within the U.S. which accounts for approximately 86% of our revenues. We have not utilized hedging strategies with respect to our foreign currency exchange exposure as we believe it is not expected to have a material impact on our consolidated financial statements.
Concentrations of Risk and Significant Clients
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although we deposit our cash with multiple financial institutions in the U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits. Our short-term investments are comprised of a portfolio of government and institutional prime money market funds with maturity durations of one year or less.
No Client represented over 10% of consolidated revenues for the years ended December 31, 2023 or 2022. For the Integrated Care Segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. For the year ended December 31, 2023, revenue from the five largest customers was 34% of total Integrated Care segment revenue. For the BetterHelp segment, there is no significant concentration risk as substantially all revenue is generated from individuals in the direct-to-consumer market.

Item 8.    Financial Statements and Supplementary Data
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During 2022, we implemented a new ERP system for selected entities and transaction types included within our consolidated financial statements. During each of the three months ended June 30, 2023, September 30, 2023, and December 31, 2023, we implemented this ERP system for additional entities and functions. As a result of these ERP system implementations, we revised certain existing internal controls, processes, and procedures. There are inherent risks in implementing an ERP system and, accordingly, we will continue to evaluate the design and operating effectiveness of these controls.
Other than these ERP system implementations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2023.
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
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Teladoc Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Teladoc Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 23, 2024

Item 9B.    Other Information
(a) On February 22, 2024, our Board adopted an amendment and restatement of our bylaws (the “Seventh Amended and Restated Bylaws”) to revise the procedures for stockholders submitting director nominations and proposing other business, including removing the “Acting in Concert” definition.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Seventh Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.
(b) Rule 10b5-1 Trading Plans. During the three months ended December 31, 2023, the following Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Securities Act of 1933) were terminated or adopted by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act), each of which was intended to satisfy the affirmative defense of Rule10b5-1(c):
On October 20, 2023, Andrew Turitz, our Executive Vice President of Corporate Development, terminated a Rule 10b5-1 Trading Plan, which was originally adopted on August 26, 2022 and modified on July 28, 2023, and provided for the sale of 10,000 shares of our common stock through October 2023.
On November 27, 2023, Mr. Turitz adopted a new Rule 10b5-1 trading plan. Mr. Turitz's trading plan provides for the sale of up to 17,547 shares of our common stock through December 2024.
On December 8, 2023, Arnnon Geshuri, our Chief People Officer, adopted a Rule 10b5-1 trading plan. Mr. Geshuri's trading plan provides for the exercise of up to 67,500 stock options and the sales of the underlying shares of our common stock through December 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The full text of our Code of Business Conduct and Ethics is posted on the Investors section of our website, www.teladochealth.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    (1)Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Annual Report on Form 10-K.
(2)Schedule II—Valuation and Qualifying Accounts.
Valuation and Qualifying Accounts (in thousands):

Descriptions	Balance at Beginning of Period	Provision	Other	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
2023	$4,324	$4,686	$3,001	$(7,771)	$4,240
2022	$11,269	$2,815	$464	$(10,224)	$4,324
2021	$6,412	$10,603	$4,500	$(10,246)	$11,269
Income Tax Valuation Allowance
2023 (1)	$415,751	$1,904	$579	$0	$418,234
2022 (2)	$335,809	$18,966	$60,976	$0	$415,751
2021 (3)	$107,984	$179,364	$48,461	$0	$335,809
(1)Other reflects currency translation adjustments.
(2)Other primarily reflects adjustments related to the adoption of ASU 2020-06. For additional information, see Note 2. "Summary of Significant Accounting Policies" to the consolidated financial statements.
(3)Other primarily reflects adjustments i) recorded against goodwill related to the acquisition of Livongo and ii) recorded against additional paid-in capital related to the conversion of certain convertible senior notes. For additional information, see Note 10. "Convertible Senior Notes" to the consolidated financial statements.
(3)A list of exhibits is set forth on the Exhibit Index immediately prior to the signature page of this Annual Report on Form 10-K, and is incorporated herein by reference.
Item 16.    Form 10-K Summary
Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated August 5, 2020, by and among Teladoc Health, Inc., Tempranillo Merger Sub, Inc. and Livongo Health, Inc.	8-K	001-37477	2.1	8/6/20

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.					*

4.1	Specimen stock certificate evidencing shares of the common stock.	10-Q	001-37477	4.1	11/1/18

4.2	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/8/18

4.3	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/8/18

4.4	Indenture, dated as of May 19, 2020, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/19/20

4.5	Global 1.25% Convertible Senior Note due 2027, dated as of May 19, 2020 (included as Exhibit A to Exhibit 4.4).	8-K	001-37477	4.2	5/19/20

4.6	Indenture, dated as of June 4, 2020, by and between Livongo Health, Inc. and U.S. Bank National Association.	8-K	001-38983	4.1	10/30/20

4.7	Global 0.875% Convertible Senior Note due 2025 (included as Exhibit A to Exhibit 4.6).	8-K	001-38983	4.1	10/30/20

4.8	First Supplemental Indenture, dated as of October 30, 2020, among Livongo Health, Inc., Teladoc Health, Inc. and U.S. Bank National Association, as trustee.	8-K	001-37477	4.1	10/30/20

4.9	Second Supplemental Indenture, dated as of January 1, 2023, among Livongo Health, Inc., Teladoc Health, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	10-K	001-37477	4.9	3/1/23

4.10	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-37477	4.10	3/1/23

10.1+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers.	S-1/A	333-204577	10.7	6/18/15

10.2+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers (form used since October 2020).	10-K	001-37477	10.2	3/1/21

10.3+	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.4+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.5+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.7+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-37477	10.1	5/2/22

10.8+	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	10-Q	001-37477	10.1	8/2/21

10.9+	Second Amendment to Teladoc Health, Inc. Amended and Restated Employee Stock Purchase Plan.	8-K	001-37477	10.2	5/30/23

10.10+	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.11+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/1/17

10.12+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/1/17

10.13+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/1/17

10.14+	Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	S-8	333-249892	99.1	11/6/20

10.15+	Form of Stock Option Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.14	3/1/21

10.16+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.15	3/1/21

10.17+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.16	3/1/21

10.18+	Teladoc Health, Inc. 2023 Incentive Award Plan.	8-K	001-37477	10.1	5/30/23

10.19+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.2	7/28/23

10.20+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.3	7/28/23

10.21+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.4	7/28/23

10.22+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.5	7/28/23

10.23+	Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	S-8	333-273509	99.1	7/28/23

10.24+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.2	10/27/23

10.25+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.3	10/27/23

10.26+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.4	10/27/23

10.27+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.5	10/27/23

10.28+	Teladoc Health, Inc. Level 14 Severance Plan.	8-K	001-37477	10.3	5/30/23

10.29+	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).					*

10.30+	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.31+	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc Health, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.32+	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	10/30/19

10.33+	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	7/31/19

10.34+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.5	10/30/19

10.35+	Offer Letter, dated March 19, 2021, by and between Teladoc Health, Inc. and Claus Jensen.	10-K	001-37477	10.24	3/1/23

10.36+	Home Office Operating Agreement, dated January 1, 2023, by and between Teladoc Health, Inc. and Claus Jensen.	10-K	001-37477	10.25	3/1/23

10.37+	Separation and Release of Claims Agreement, dated December 1, 2023, by and between Teladoc Health, Inc. and Claus Jensen.					*

10.38+	Executive Employment Agreement, dated October 2, 2022, by and between Teladoc Health, Inc. and Laizer Kornwasser.	8-K	001-37477	10.1	10/28/22

10.39+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Daniel Trencher.					*

10.40+	Amendment No. 1 to Executive Severance Agreement, dated June 9, 2023, by and between Teladoc Health, Inc. and Daniel Trencher.	10-Q	001-37477	10.8	7/28/23

10.41+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Andrew Turitz.					*

10.42+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Andrew Turitz.					*

10.43+	Amendment No. 2 to Executive Severance Agreement, dated June 9, 2023, by and between Teladoc Health, Inc. and Andrew Turitz.	10-Q	001-37477	10.9	7/28/23

10.44+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.17	4/30/19

10.45+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.8	10/30/19

10.46+	Executive Severance Agreement, dated January 4, 2016, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.18	4/30/19

10.47+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Stephany Verstraete.	10-Q	001-37477	10.9	10/30/19

10.48+	Executive Employment Agreement, dated June 15, 2022, by and between Teladoc Health, Inc. and Michael Waters.	10-Q	001-37477	10.1	11/2/22

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

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
**

97.1	Teladoc Health, Inc. Incentive-Based Compensation Recovery Policy.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – The Cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
_________________________________________
*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC HEALTH, INC.

Date: February 23, 2024	By:	/s/ JASON GOREVIC
	Name:	Jason Gorevic
	Title:	Chief Executive Officer and Director

Date: February 23, 2024	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer

Date: February 23, 2024	By:	/s/ RICHARD J. NAPOLITANO
	Name:	Richard J. Napolitano
	Title:	Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2024	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr
	Title:	Chairman of the Board

Date: February 23, 2024	By:	/s/ KAREN L. DANIEL
	Name:	Karen L. Daniel
	Title:	Director

Date: February 23, 2024	By:	/s/ J. ERIC EVANS
	Name:	J. Eric Evans
	Title:	Director

Date: February 23, 2024	By:	/s/ SANDRA L. FENWICK
	Name:	Sandra L. Fenwick
	Title:	Director

Date: February 23, 2024	By:	/s/ CATHERINE A. JACOBSON
	Name:	Catherine A. Jacobson
	Title:	Director

Date: February 23, 2024	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: February 23, 2024	By:	/s/ KENNETH H. PAULUS
	Name:	Kenneth H. Paulus
	Title:	Director

Date: February 23, 2024	By:	/s/ DAVID L. SHEDLARZ
	Name:	David L. Shedlarz
	Title:	Director

Date: February 23, 2024	By:	/s/ MARK DOUGLAS SMITH, M.D.
	Name:	Mark Douglas Smith, M.D.
	Title:	Director

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Teladoc Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Convertible Senior Notes in 2022 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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

Capitalized software development costs

Description of the Matter	At December 31, 2023, the Company’s capitalized software development costs were $295 million. As described in Notes 2 and 8 of the consolidated financial statements, the Company capitalizes certain software development costs related to its software development tools that enable its members and providers to interact. Management determines the amount of capitalized software development costs based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating costs incurred in the application development stage.

Auditing capitalized software development costs required a higher degree of judgement and effort involved in evaluating management’s judgement related to the amount of time incurred by developers on each project, considering factors such as the nature of the cost incurred and the development stage of the software.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s capitalized software development costs process. For example, we tested controls over the Company’s process to review the time incurred by developers on each project.

To test the Company’s capitalized software development costs, we performed audit procedures that included, among others, inspecting underlying documentation to evaluate whether the costs were capitalizable under the applicable accounting standards for a sample of projects. For these projects, we also inquired of technology and development management, project managers, and developers regarding the objective, nature, and status of the projects and inquired with software developers regarding their time spent on each project and the nature of their tasks performed for the project. We also inspected underlying documentation to evaluate the nature of the work of the software developers. For external vendor costs, we also obtained a sample of vendor contracts and invoices to review the nature, timing, and extent of work that the vendors have been engaged to perform.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 23, 2024

TELADOC HEALTH, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,123,675	$918,182
Accounts receivable, net of allowance for doubtful accounts of $4,240 and $4,324 at December 31, 2023 and December 31, 2022, respectively	217,423	210,554
Inventories	29,513	56,342
Prepaid expenses and other current assets	118,437	130,310
Total current assets	1,489,048	1,315,388
Property and equipment, net	32,032	29,641
Goodwill	1,073,190	1,073,190
Intangible assets, net	1,677,781	1,836,765
Operating lease - right-of-use assets	40,060	41,831
Other assets	80,258	48,540
Total assets	$4,392,369	$4,345,355
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,637	$47,690
Accrued expenses and other current liabilities	178,634	168,693
Accrued compensation	102,686	81,554
Deferred revenue-current	95,659	101,832
Total current liabilities	420,616	399,769
Other liabilities	1,080	1,618
Operating lease liabilities, net of current portion	42,837	38,042
Deferred revenue, net of current portion	13,623	11,954
Deferred taxes, net	49,452	50,939
Convertible senior notes, net	1,538,688	1,535,288
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 166,658,253 shares and 162,840,360 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	167	163
Additional paid-in capital	17,591,551	17,358,645
Accumulated deficit	(15,228,655)	(15,008,287)
Accumulated other comprehensive loss	(36,990)	(42,776)
Total stockholders’ equity	2,326,073	2,307,745
Total liabilities and stockholders’ equity	$4,392,369	$4,345,355
See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Operations and Other Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,602,415	$2,406,840	$2,032,707
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	760,031	743,987	650,258
Operating expenses:
Advertising and marketing	688,854	623,536	416,726
Sales	213,780	227,172	250,581
Technology and development	348,521	333,629	311,884
General and administrative	464,659	449,855	438,007
Acquisition, integration, and transformation costs	21,110	15,620	26,643
Restructuring costs	16,942	7,416	0
Depreciation	11,138	11,407	8,941
Amortization	325,933	244,620	195,298
Goodwill impairment	0	13,402,812	0
Total expenses	2,850,968	16,060,054	2,298,338
Loss from operations	(248,553)	(13,653,214)	(265,631)
Loss on extinguishment of debt	0	0	43,748
Interest income	(46,782)	(12,674)	(776)
Interest expense	22,282	21,944	81,141
Other (income) expense, net	(4,445)	859	(5,088)
Loss before provision for income taxes	(219,608)	(13,663,343)	(384,656)
Provision for income taxes	760	(3,812)	44,137
Net loss	(220,368)	(13,659,531)	(428,793)
Other comprehensive income (loss), net of tax:
Currency translation adjustment and other	5,786	(36,491)	(24,803)
Comprehensive loss	$(214,582)	$(13,696,022)	$(453,596)

Net loss per share, basic and diluted	$(1.34)	$(84.60)	$(2.73)

Weighted-average shares used to compute basic and diluted net loss per share	164,578,219	161,457,123	156,939,349
See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	150,281,099	$150	$16,857,797	$(992,661)	$18,518	$15,883,804
Exercise of stock options	2,340,025	2	25,779	0	0	25,781
Issuance of common stock upon vesting of restricted stock units	1,687,557	2	(2)	0	0	0
Issuance of stock under employee stock purchase plan	122,059	0	15,331	0	0	15,331
Issuance of common stock for 2022 Notes	1,058,373	1	270,111	0	0	270,112
Equity portion of extinguishment of 2022 Notes	0	0	(223,929)	0	0	(223,929)
Issuance of common stock for 2025 Notes	5,185,491	5	920,886	0	0	920,891
Equity portion of extinguishment of 2025 Notes	0	0	(668,069)	0	0	(668,069)
Recovery of excess common stock issued for acquisition	(205,279)	0	(40,329)	0	0	(40,329)
Stock-based compensation	0	0	315,761	0	0	315,761
Other comprehensive loss, net of tax	0	0	0	0	(24,803)	(24,803)
Net loss	0	0	0	(428,793)	0	(428,793)
Balance as of December 31, 2021	160,469,325	160	17,473,336	(1,421,454)	(6,285)	16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 2)	0	0	(363,731)	72,698	0	(291,033)
Exercise of stock options	591,213	1	5,883	0	0	5,884
Issuance of common stock upon vesting of restricted stock units	1,508,570	2	(2)	0	0	0
Issuance of stock under employee stock purchase plan	271,159	0	7,064	0	0	7,064
Issuance of common stock for 2025 Notes	93	0	7	0	0	7
Equity portion of extinguishment of 2025 Notes	0	0	(2)	0	0	(2)
Stock-based compensation	0	0	236,090	0	0	236,090
Other comprehensive loss, net of tax	0	0	0	0	(36,491)	(36,491)
Net loss	0	0	0	(13,659,531)	0	(13,659,531)
Balance as of December 31, 2022	162,840,360	163	17,358,645	(15,008,287)	(42,776)	2,307,745
Exercise of stock options	175,761	0	1,481	0	0	1,481
Issuance of common stock upon vesting of restricted stock units	3,049,824	3	(3)	0	0	0
Issuance of stock under employee stock purchase plan	592,308	1	10,439	0	0	10,440
Stock-based compensation	0	0	220,989	0	0	220,989
Other comprehensive income, net of tax	0	0	0	0	5,786	5,786
Net loss	0	0	0	(220,368)	0	(220,368)
Balance as of December 31, 2023	166,658,253	$167	$17,591,551	$(15,228,655)	$(36,990)	$2,326,073
See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(220,368)	$(13,659,531)	$(428,793)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	0	13,402,812	0
Depreciation	11,138	11,407	8,941
Amortization	325,933	244,620	195,298
Depreciation of rental equipment	2,602	2,859	3,333
Amortization of right-of-use assets	11,650	11,757	12,049
Provision for allowances	4,686	2,815	10,603
Stock-based compensation	201,550	217,852	302,586
Deferred income taxes	(1,903)	(7,840)	41,800
Accretion of interest	3,400	3,345	61,253
Loss on extinguishment of debt	0	0	40,652
Gain on sale of investment	0	0	(5,901)
Other, net	(310)	7,584	(3,845)
Changes in operating assets and liabilities:
Accounts receivable	(10,252)	(49,058)	(11,172)
Prepaid expenses and other current assets	12,461	(41,081)	(31,090)
Inventory	24,095	14,800	(19,494)
Other assets	(23,052)	(27,767)	(3,547)
Accounts payable	(4,185)	1,876	1,188
Accrued expenses and other current liabilities	9,069	61,217	18,175
Accrued compensation	19,180	(12,290)	(4,675)
Deferred revenue	(4,900)	15,240	20,554
Operating lease liabilities	(10,224)	(11,525)	(16,532)
Other liabilities	(549)	200	2,607
Net cash provided by operating activities	350,021	189,292	193,990
Cash flows from investing activities:
Capital expenditures	(11,464)	(16,480)	(8,534)
Capitalized software	(144,884)	(156,284)	(55,400)
Proceeds from marketable securities	0	2,507	50,000
Proceeds from the sale of investment	0	0	10,901
Acquisitions of businesses, net of cash acquired	0	0	(78,663)
Other, net	1	2,514	8,715
Net cash used in investing activities	(156,347)	(167,743)	(72,981)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	1,481	5,884	25,781
Proceeds from employee stock purchase plan	9,651	6,501	16,810
Cash received for withholding taxes on stock-based compensation, net	(278)	124	3,422
Other, net	0	(6,012)	(5,066)
Net cash provided by financing activities	10,854	6,497	40,947
Net increase in cash and cash equivalents	204,528	28,046	161,956
Effect of foreign currency exchange rate changes	965	(3,344)	(1,800)
Cash and cash equivalents at beginning of the period	918,182	893,480	733,324
Cash and cash equivalents at end of the period	$1,123,675	$918,182	$893,480

Income taxes paid	$7,238	$2,512	$3,974

Interest paid	$17,422	$17,361	$18,837

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$11,006	$8,216	$5,264
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
Total revenue and net loss for the VIE were $241.7 million and $0.0 million, $244.5 million and $1.0 million and $230.2 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The VIE’s total assets, all of which were current, were $20.6 million and $106.7 million at December 31, 2023 and 2022, respectively. The VIE’s total liabilities, all of which were current, were $69.2 million and $143.8 million at December 31, 2023 and 2022, respectively. The VIE’s total stockholders’ deficit was $48.6 million and $37.1 million at December 31, 2023 and 2022, respectively.
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
Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the capitalization and amortization of software development costs, deferred device and contract costs, allowances for sales and for doubtful accounts, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies, litigation and related legal accruals, the accounting for stock-based compensation awards, and other items as described in the Summary of Significant Accounting policies in this Annual Report on Form 10-K.
Segment Information
The Company operates as an organizational and reporting structure based on two reportable segments, which are the same as its reporting units: Teladoc Health Integrated Care (“Integrated Care”) and BetterHelp. This structure reflects how management allocates resources and assesses performance. See Note 18. “Segments” for further information.
Fair Value Measurements
The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to their short-term nature.
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
Revenue Recognition
The Company follows the revenue accounting requirements of Accounting Standards Codification (“ASC”) Topic 606. ASC Topic 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC Topic 606 is to recognize revenue to depict the transfer of promised goods or services to the Company’s customers, which primarily consist of employers, health plans, hospitals and health systems, insurance, and financial services companies (collectively “Clients”) as well as individual members, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:
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
Revenue is also generated from contracts with Clients for the Company’s chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a per-participant-per-month model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active members are aligned.

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
The Company generally bills for virtual healthcare services on a monthly basis, in advance or in arrears depending on the service, with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that Client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and for certain contracts include a variable transaction price as the number of members may vary from period to period. The Company estimates this amount based on historical experience.
The Company’s contracts do not generally contain refund provisions for fees earned related to services performed.
Additionally, certain of the Company’s contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by the Company for specific service level performance, member satisfaction scores, cost savings or other value achievements or guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on the Company’s historical performance or other available information of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2023, 2022, and 2021, revenue recognized from performance obligations for changes in estimated transaction price or Client performance guarantees was $14.7 million, $4.4 million, and $5.6 million, respectively.
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
BetterHelp Segment
As it relates to the BetterHelp segment, users can purchase virtual therapy services for an access fee, generally on a monthly basis. For other wellness services, users can purchase access to their consumer application for a subscription fee, generally for a period of one year. BetterHelp also provides virtual therapy services to employers as part of employee assistance programs, with revenues recorded based on completion of visit.
The BetterHelp service provides for member refunds. The Company estimates the expected amount of refunds to be issued based on historical experience, which are recorded as a reduction of revenue. The Company issued refunds of approximately $93.0 million, $79.2 million, and $67.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Deferred Revenue
Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Deferred revenue is derived from: 1) upfront payments for a device, which is amortized ratably over the expected member enrollment period; 2) upfront payments for certain services where payment is required for future periods before the service is delivered to the member, which is recognized when the services are provided; and 3) upfront payments from third-party financing companies with whom the Company works to provide certain Clients with a rental option, which is recognized over the rental period. Deferred revenue that will be recognized during the next twelve-

month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
Deferred Device and Contract Costs
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
Deferred device and contract costs that are to be amortized within twelve months are recorded to deferred device and contract costs, current and the remainder is recorded to deferred device and contract costs, noncurrent on the Company’s consolidated balance sheets.
Cost of Revenue (exclusive of depreciation and amortization, which are shown separately)
Cost of revenue (exclusive of depreciation and amortization, which are shown separately) primarily consists of fees paid to the physicians and other health professionals; product costs; costs incurred in connection with the Company’s provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) costs related to Client support; provider network operations center activities; medical records; magnetic resonance imaging; medical lab tests; translation; postage and medical malpractice insurance, and deferred device costs.
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

For the years ended December 31, 2023, 2022, and 2021, research and development costs of $124.6 million, $106.9 million, and $99.5 million, respectively, were recognized in the Company’s consolidated statements of operations in technology and development.
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
Inventories
Inventories consist of purchased components for assembling welcome kits, refill kits, and replacement components for the Company’s chronic care management solutions, and virtual health devices manufactured for sale or lease as part of the Company’s hosted virtual healthcare platform solution. Inventories are stated at the lower of cost and net realizable value. The cost of inventories is determined on a first-in, first-out (“FIFO”) basis or on a weighted average cost basis which approximates the FIFO basis. Inventory costs include direct materials, direct labor and contracting costs, certain indirect labor and manufacturing overhead, and inbound shipping charges. Inventories are assessed on a periodic basis for potentially obsolete and slow-moving inventory with write-downs being recorded when identified. Write-downs are measured as the difference between cost of the inventory and net realizable value based upon assumptions about future demand and obsolescence, and charged to cost of revenue (exclusive of depreciation and amortization, which are shown separately) in the accompanying consolidated statement of operations. At the point of the loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
Operating Leases
The Company accounts for its leases under the standards set forth under ASC Topic 842, “Leases". See Note 11. “Leases” for further information.
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
The Company generally recognizes revenue for virtual healthcare devices in sales-type leases at a point in time upon shipment by the Client provided all other revenue recognition criteria have been met. For operating lease arrangements, revenue for the virtual healthcare device is recognized over the lease term and generally on a straight-line basis. For both sales-type and operating lease arrangement, revenue associated with virtual healthcare platform access is recognized over the lease term on a straight-line basis.
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
Goodwill
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in the Company's market capitalization, as indicated by its publicly quoted share price. As of December 31, 2023, the Company operates as two reporting units under the guidance in ASC 350, “Intangibles- Goodwill and Other,” the Teladoc Health Integrated Care reporting unit and the BetterHelp reporting unit.
When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the Company’s reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.
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

Other Intangible Assets
Other intangible assets include client relationships, acquired technology, and trademarks resulting from business acquisitions as well as capitalized software development costs. The Company amortizes these definite-lived intangible assets over their estimated useful lives and review the estimated useful lives on a quarterly basis to determine if the period of economic benefit has changed. Customer relationships are amortized over a period of two to 20 years in relation to expected future cash flows. Acquired technology is amortized over four to seven years using the straight-line method. Capitalized software development costs are amortized over three to five years using the straight-line method.
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
Convertible Senior Notes
The Company's convertible senior notes are fully accounted for and carried as liabilities, net of debt discounts on the Company’s Consolidated Balance Sheets following its adoption of FASB Accounting Standards Update ("ASU") 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”
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
Stock-Based Compensation
Stock-based compensation for stock options and restricted stock units (“RSUs”) granted is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model. Stock-based compensation for performance stock units (“PSUs”) granted is measured based on the grant-date fair value of the awards and recognized on an accelerated tranche by tranche basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The ultimate number of PSUs that are issued to an employee is the result of the actual performance under the terms of the awards at the end of the performance period compared to the performance targets and generally range from 0% to 200% of the initial grant. The Company recognizes forfeitures of share-based awards as they occur.
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
Foreign Currency Translation
Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity.
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
Third-party Advertising and Marketing Expenses
Third-party advertising and marketing expenses are expensed as incurred and predominately relate to the BetterHelp segment and, to a lesser extent, communications and campaigns to the Integrated Care segment’s Clients and members. For the years ended December 31, 2023, 2022, and 2021, advertising expenses were $613.9 million, $503.9 million, and $297.0 million, respectively.
Concentrations of Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S. and in foreign countries, its deposits, at times, may exceed federally insured limits. The Company holds a significant amount of its cash equivalents in a portfolio of government and institutional prime money market funds.

No customer represented over 10% of consolidated revenue for the years ended December 31, 2023, 2022, or 2021. For the Integrated Care Segment, a significant portion of its revenue is derived from large enterprises, mainly health plans. For the year ended December 31, 2023, revenue from the five largest customers was 34% of total Integrated Care segment revenue. For the BetterHelp segment, there is no significant concentration risk as substantially all revenue is generated from individuals in the direct-to-consumer market.
Seasonality
The Company’s business has historically been subject to seasonality. In the Company’s Integrated Care segment, a concentration of the Company’s new Client contracts have an effective date of January 1 as a result of many Clients’ introduction of new services at the start of each year. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. In addition, as a result of seasonal cold and flu trends, the Company historically has experienced its highest level of visit and other fees revenue during the first and fourth quarters of each year.
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
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities
(i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” ASU
2021-08 is effective, on a prospective basis, for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023 and it did not have any impact on the Company’s financial statements.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” to clarify that an equity security subject to a contractual sale restriction does not take that restriction into consideration when measuring its fair value and to require specific disclosures related to such an equity security. ASU 2022-03 is effective for annual reporting periods, including interim periods, beginning after December 15, 2023, with early adoption permitted. The provisions of ASU 2022-03 are to be applied prospectively with any adjustments made to earnings on the date of adoption. The adoption of ASU 2022-03 did not have any impact on the Company’s financial statements.
In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50)—Disclosure of Supplier Finance Program Obligations,” to provide guidance on disclosure requirements for supplier finance programs and improve information transparency by requiring the disclosure of key terms of the program, amounts outstanding that remain unpaid, a description of where those amounts are presented in the balance sheet, and a roll forward of any outstanding obligations. ASU 2022-04 is effective for annual reporting periods, including interim periods therein, beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 did not have any impact on the Company’s financial information.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)—Improvements to Report Segment Disclosures” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses so that investors can better understand an entity’s overall performance. The amendments are effective for annual reporting periods beginning after December 15, 2023, and interim periods, beginning after December 15, 2024, with early adoption permitted. The provisions of ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of adopting ASU 2023-07 on its financial disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures" to enhance the transparency and decision usefulness of income tax disclosures through expansion of disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial disclosures.
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
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue by Type
Access fees	$2,282,521	$2,103,814	$1,740,170
Other	319,894	303,026	292,537
Total Revenue	$2,602,415	$2,406,840	$2,032,707

Revenue by Geography
U.S. revenue	$2,237,533	$2,101,015	$1,774,024
International revenue	364,882	305,825	258,683
Total Revenue	$2,602,415	$2,406,840	$2,032,707
Deferred Revenue
For certain services, payment is required for future periods before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services.
The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$113,786	$102,007
Cash collected	87,683	100,028
Revenue recognized	(92,187)	(88,249)
Ending balance	$109,282	$113,786
The Company expects to recognize $94.7 million and $14.6 million of revenue in 2024 and 2025, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2023.

Deferred Device and Contract Costs
Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Deferred device and contract costs, current	$32,703	$29,956
Deferred device and contract costs, noncurrent	17,573	8,404
Total deferred device and contract costs	$50,276	$38,360
Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2022	$38,360
Additions	57,964
Cost of revenue recognized	(46,048)
Ending balance as of December 31, 2023	$50,276
Note 4. Inventories
Inventories consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Raw materials and purchased parts	$9,338	$25,800
Work in process	299	394
Finished goods	19,876	30,148
Total inventories	$29,513	$56,342
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Prepaid expenses	$65,651	$63,159
Deferred device and contract costs, current	32,703	29,956
Other receivables	12,640	25,091
Other current assets	7,443	12,104
Total prepaid expenses and other current assets	$118,437	$130,310

Note 6. Goodwill
Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2021	$0	$0	$14,504,174
Impairment	0	0	(12,270,000)
Currency translation adjustment	0	0	(28,172)
Reassignment to reporting units at October 1, 2022	1,132,812	1,073,190	2,206,002
Impairment	(1,132,812)	0	(1,132,812)
Currency translation adjustment	0	0	0
Balance as of December 31, 2022	0	1,073,190	1,073,190
Currency translation adjustment	0	0	0
Balance as of December 31, 2023	$0	$1,073,190	$1,073,190
There were no impairment charges recorded for goodwill or long-lived assets, including definite-lived intangibles, for the years ended December 31, 2023 or 2021. For the year ended December 31, 2022, a $13.4 billion non-deductible goodwill impairment charge, or $83.01 per basic and diluted share, was recognized, with impairment charges occurring in each of the three months ending March 31, 2022, June 30, 2022, and December 31, 2022.
The Company performed a qualitative assessment of goodwill for its BetterHelp reporting unit as of October 1, 2023. As part of the Company's qualitative analysis, it considered the performance of the reporting unit compared to expectations, forecasts for revenue and margin, macroeconomic conditions, industry and market trends, as well as other relevant entity-specific items. Based on this qualitative assessment, no indicators of impairment were identified. While it is believed that the assumptions used were reasonable, changes in these assumptions for the BetterHelp reporting unit, including lowering forecasts for revenue and margin, lowering the long-term growth rate, or changes in the future discount rate assumptions, could result in a future impairment. In addition, if the Company experiences sustained significant decreases in its share price, this may also result in the need to perform impairment assessments of goodwill and long-lived assets including definite-lived intangibles that could also result in future impairments.
During the year ended December 31, 2022, the Company experienced triggering events due to sustained decreases in its share price, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles as of March 31, 2022 and again as of June 30, 2022.
As of March 31, 2022, the Company updated the projected long-range cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in a higher discount rate, and selection of lower revenue multiples based upon an assessment of a relevant peer group. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $6.6 billion non-deductible goodwill impairment charge in the quarter ended March 31, 2022. The non-cash charge had no impact on the provision for income taxes.
As of June 30, 2022, the Company updated valuation assumptions. The discount rate was increased for a company risk premium to reflect the current perception of risks of achieving projected cash flows and, to a lesser extent, to reflect further increases in interest rates and market volatility. Additionally, revenue market multiples were lowered based upon an updated analysis of a consistent peer group. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets but resulted in an additional $3.0 billion non-deductible goodwill impairment charge. The non-cash charge had no impact on the provision for income taxes.
On October 1, 2022, the Company reorganized its reporting structure to include two reportable segments, Integrated Care and BetterHelp, which also represent reporting units for purposes of assessing goodwill. The Company performed its annual impairment test consistent with the rules set forth under ASC 350, “Intangibles—Goodwill and Other,” performing an initial test on its then-existing reporting unit. The impairment test utilized the Company’s latest estimates of projected cash flows, including revenues, margin, and capital expenditures, as well as current market assumptions for the discount rate and revenue multiples, to reflect current market conditions and risk assessments. Based on the result of the impairment test, the Company recognized an additional $2.6 billion non-deductible goodwill impairment charge, driven significantly by a decline in projected cash flows. Following this impairment, the Company reassigned the remaining $2.2 billion to its new reporting units using a relative fair value allocation approach. The Company performed tests of the asset groups identified for the purposes of testing the recoverability of each reporting unit’s definite-lived intangibles and other long-lived assets, which was passed by a significant margin. Lastly, a post allocation goodwill impairment test on each of the reporting units was performed, the result of which was the recognition of an additional $1.1 billion of impairment on the goodwill assigned to the Company’s Teladoc Health Integrated Care reporting unit. The $3.8 billion non-cash charges had no impact on the provision for income taxes.
Both of these impairment assessments in the first half of 2022 reflected a 75%/25% allocation between the income and market approaches. The Company believed the 75% weighting to the income approach continues to be appropriate as it more directly reflected the Company’s future growth and profitability expectations. The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date related to those triggering events and the annual impairment test.

Testing Dates	Reporting Unit	Discount Rate	Peer Group Revenue Multiples (Current Year/Subsequent Year)	Excess of Reporting Unit Fair Value over Carrying Value
March 31, 2022	Consolidated	12.0%	3.5x/3.0x	None
June 30, 2022	Consolidated	16.0%	2.0x/1.8x	None
October 1, 2022	Consolidated, Pre-reassignment	12.5%	1.65x/1.5x	None, Pre-reassignment
October 1, 2022	Teladoc Health Integrated Care	12.0%	1.2x/1.0x	No remaining goodwill
October 1, 2022	BetterHelp	13.5%	1.6x/1.3x	Significant amount
Note 7. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment	$35,992	$29,322
Furniture and equipment	14,661	14,861
Leasehold improvement	24,293	13,298
Rental equipment	15,106	12,679
Construction in progress	1,719	7,193
Total	91,771	77,353
Accumulated depreciation	(59,739)	(47,712)
Property and equipment, net	$32,032	$29,641

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs
Intangible assets, net consisted of the following (dollars in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
December 31, 2023
Client relationships	2 to 20 years	$1,460,857	$(391,196)	$1,069,661	12.5
Trademarks	2 to 15 years	325,479	(189,330)	136,149	6.9
Software	3 to 5 years	456,583	(161,108)	295,475	2.5
Acquired technology	4 to 7 years	341,814	(165,318)	176,496	3.7
Intangible assets, net		$2,584,733	$(906,952)	$1,677,781	9.3
December 31, 2022
Client relationships	2 to 20 years	$1,458,384	$(291,993)	$1,166,391	13.5
Trademarks	2 to 15 years	325,171	(98,303)	226,868	7.0
Software	3 to 5 years	294,629	(78,373)	216,256	2.7
Acquired technology	4 to 7 years	343,067	(115,817)	227,250	4.7
Intangible assets, net		$2,421,251	$(584,486)	$1,836,765	10.4
The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of acquired intangibles	$242,976	$198,522	$180,249
Amortization of capitalized software	82,957	46,098	15,049
Amortization of intangible assets expense	$325,933	$244,620	$195,298
During the second half of 2023, the Company initiated a strategy to transition the majority of its chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, the Company has accelerated the amortization associated with the Livongo trademark, increasing amortization expense in the year ended December 31, 2023, and in the year ending December 31, 2024, with corresponding reductions thereafter. The change in accounting estimate resulted in additional amortization expense of $37.5 million, or 0.23 per basic and diluted share, for the year ended December 31, 2023.
In the year ended December 31, 2022, the Company recognized impairments of capitalized software of the full value associated with certain international product programs totaling $9.9 million. This value was reported in amortization on the Company’s Consolidated Statement of Operations and Other Comprehensive Loss.
In January 2022, the Company embarked upon a two-year migration strategy that integrates and moves selected consumer brands, excluding Livongo and certain international brands, under Teladoc Health, which will serve as the primary business-to-business-to-consumer brand that meets all consumer healthcare needs. The evolution of brand names resulted in the weighted average life of the trademarks decreasing from 9.5 years to 7.5 years as of January 1, 2022, and an acceleration of amortization expense being expensed over 2022 and 2023. This change resulted in additional amortization expense of $23.2 million for both the years ended December 31, 2023 and 2022, compared with the year ended December 31, 2021.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2023 was as follows (in thousands):

Years Ending December 31,
2024	$359,304
2025	275,347
2026	217,685
2027	150,996
2028 and thereafter	674,449
$1,677,781
Refer to Note 6. “Goodwill” for the results of impairment testing of the Company’s intangible assets, including goodwill.
Net cloud computing costs, which are primarily related to the implementation of the Company's CRM and ERP systems, are recorded in "Other assets" within the Company's Consolidated Balance Sheets. As of December 31, 2023 and 2022, those costs were $41.1 million and $25.4 million, respectively. The associated expense for cloud computing costs, which are recorded in general and administration expense, was $3.7 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Client performance guarantees	$36,934	$18,687
Marketing and advertising	34,427	35,055
Consulting fees/provider fees	16,416	16,407
Franchise, sales and other taxes	12,933	10,994
Operating lease liabilities – current	10,752	13,592
Professional fees	9,910	10,152
Information technology	7,605	4,278
Insurance	5,777	5,981
Staff augmentation	4,287	3,391
Lease abandonment obligation - current	3,800	3,247
Interest payable	1,481	1,480
Income taxes payable	621	3,817
Other	33,691	41,612
Total	$178,634	$168,693
Note 10. Convertible Senior Notes
Outstanding Convertible Senior Notes
As of December 31, 2023, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo on June 4, 2020 for which the Company agreed to assume all of

Livongo’s rights and obligations (the “Livongo Notes” and together with the 2027 Notes, the 2025 Notes and the 2022 Notes (as defined below), the “Notes”). On June 27, 2017, the Company issued, at par value, $275.0 million aggregate principal amount of 3% convertible senior notes due 2022 (the “2022 Notes”), which were redeemed during the quarter ended March 31, 2021 as described below.
The following table presents certain terms of the Notes that were outstanding as of December 31, 2023:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of December 31, 2023 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of December 31, 2023 (in millions) (1)	$822.0	$0.3	$513.7
Fair Value as of December 31, 2022 (in millions) (1)	$768.2	$0.3	$480.6
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of December 31, 2023	4.1258	18.6621	13.94
Remaining Contractual Life as of December 31, 2023	3.4 years	1.4 years	1.4 years
(1)The Notes would be classified as Level 2 within the fair value hierarchy, as defined in Note 2. “Summary of Significant Accounting Policies.”
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
Holders may convert all or any portion of their Notes in integral multiples of $1,000 principal amount, at their option, at any time prior to the close of business on the business day immediately preceding the applicable conversion date only under the following circumstances:
•during any quarter (and only during such quarter), if the last reported sale price of the shares of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price for the applicable Notes on each applicable trading day;
•during the five business day period after any 10 consecutive trading day period (or five consecutive trading day period in the case of the Livongo Notes) in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the applicable Notes on each such trading day;
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
The net carrying values of the Notes consisted of the following (in thousands):

2027 Notes	As of December 31, 2023	As of December 31, 2022
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(12,033)	(15,430)
Net carrying amount	987,967	984,570

2025 Notes
Principal	725	725
Less: Debt discount, net (1)	(4)	(7)
Net carrying amount	721	718

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	0	0
Net carrying amount	550,000	550,000

Total net carrying amount	$1,538,688	$1,535,288
(1)Included in the accompanying Consolidated Balance Sheet within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method. See Note 2. “Summary of Significant Accounting Policies.”

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
2027 Notes	2023	2022	2021
Contractual interest expense	$12,500	$12,500	$12,500
Amortization of debt discount	3,396	3,342	37,070
Total	$15,896	$15,842	$49,570
Effective interest rate	1.6%	1.6%	3.4%

	Year Ended December 31,
2025 Notes	2023	2022	2021
Contractual interest expense	$10	$10	$1,082
Amortization of debt discount	3	3	4,558
Total	$13	$13	$5,640
Effective interest rate	1.8%	1.8%	4.7%

	Year Ended December 31,
Livongo Notes	2023	2022	2021
Contractual interest expense	$4,813	$4,813	$4,813
Amortization of debt discount	0	0	19,310
Total	$4,813	$4,813	$24,123
Effective interest rate	0.9%	0.9%	5.2%
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
Note 11. Leases
Operating Leases
The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than one to nine years, with options to extend the lease term from one to five years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant, or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases. The components of lease expense reflected in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
Lease cost	2023	2022	2021
Operating lease cost	$15,458	$18,473	$14,087
Short-term lease cost	0	162	1,087
Total lease cost	$15,458	$18,635	$15,174
In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Supplemental information related to operating leases was as follows (dollars in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows	2023	2022	2021
Cash payment for operating cash flows used for operating leases	$16,265	$16,854	$14,531
Operating lease liabilities arising from obtaining right-of-use assets	$14,437	$3,748	$11,598

Other Information
Weighted-average remaining lease term (in years)	5.54	5.55	5.71
Weighted-average discount rate	6.33%	6.08%	5.88%
The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases:	As of December 31, 2023
2024	$13,500
2025	12,299
2026	11,145
2027	8,123
2028	5,946
2029 and thereafter	13,057
Total future minimum payments	64,070
Less: imputed interest	(10,481)
Present value of lease liabilities	$53,589

Accrued expenses and other current liabilities	$10,752
Operating lease liabilities, net of current portion	$42,837
The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.
The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of December 31, 2023.
Note 12. Restructuring
The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, "Exit or Disposal Cost Obligations" and ASC Section 360-10-35, "Property, Plant and Equipment-Subsequent Measurement." The costs are recorded to the "Restructuring costs" line item within the Company's Consolidated Statements of Operations and Other Comprehensive Loss as they are recognized.
The Company recorded $16.9 million of restructuring costs during the year ended December 31, 2023, of which $7.9 million was related to employee transition, severance payments, employee benefits, and related costs and $9.0 million was related to costs associated with office space reductions, including $5.2 million of right-of-use assets impairment charges. The Company recorded $7.4 million of restructuring costs during the year ended December 31, 2022, of which $1.4 million was related to employee transition, severance payments, employee benefits, and related costs and $6.0 million was related to costs associated with office space reductions, including $2.2 million of right-of-use assets impairment charges. The portion of these amounts to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheets.
The table below summarizes the accrual and charges incurred with respect to the Company's restructuring that are included in the line items "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet as of December 31, 2023 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, January 1, 2022	$0	$0	$0
Initial costs	1,359	3,815	5,174
Cash payments	(563)	(568)	(1,131)
Accrued Balance, December 31, 2022	$796	$3,247	$4,043
Additions	7,890	3,847	11,737
Cash payments	(8,686)	(3,294)	(11,980)
Accrued Balance, December 31, 2023	$0	$3,800	$3,800
Note 13. Common Stock and Stockholders’ Equity
Stock Plans
The Company’s 2023 Incentive Award Plan and 2023 Employment Inducement Incentive Award Plan (collectively, the “2023 Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Previously, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plans, collectively, the “Plans”) also provided for the issuance of such awards. The Company had 14,424,377 shares available for grant under the 2023 Plans at December 31, 2023.
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

Stock option activity under the Plans was as follows (in thousands, except share, per share amounts, and years):

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2022	4,243,934	$27.79	6.10	$19,541
Stock option grants	276,273	$20.45	N/A
Stock options exercised	(175,761)	$8.42	N/A	$3,016
Stock options forfeited	(162,259)	$46.85	N/A
Balance at December 31, 2023	4,182,187	$27.37	5.26	$13,732
Vested or expected to vest at December 31, 2023	4,182,187	$27.37	5.26	$13,732
Exercisable at December 31, 2023	3,215,889	$26.07	4.20	$13,191
The total grant-date fair value of stock options granted during the years ended December 31, 2023, 2022, and 2021 was $3.2 million, $26.8 million, and $7.4 million, respectively.
The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.
The assumptions used are determined as follows:
Volatility. The expected volatility was derived from the historical volatilities of the Company’s stock price over a period equivalent to the expected term of the stock option grants.
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
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2023	2022	2021
Volatility	65.6% - 68.2%	56.7% - 68.7%	56.1% - 58.1%
Expected term (in years)	4.3	4.1	4.1
Risk-free interest rate	3.68% - 4.67%	1.13% - 4.36%	0.31%-1.02%
Dividend yield	0	0	0
Weighted-average fair value of underlying stock options	$11.45	$17.48	$67.37
For the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense related to stock options granted of $9.4 million, $20.3 million, and $93.0 million, respectively.
As of December 31, 2023, the Company had $15.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years.
Restricted Stock Units
The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the consolidated statement of operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the board of directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2022	6,481,669	$63.63
Granted	7,518,577	$26.12
Vested and issued	(3,224,764)	$66.82
Forfeited	(1,323,070)	$48.12
Balance at December 31, 2023	9,452,412	$34.70
Vested and unissued at December 31, 2023	162,171	$31.98
Non-vested at December 31, 2023	9,290,241	$34.61
The total grant-date fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $196.4 million, $322.2 million and $144.2 million, respectively.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $181.0 million, $179.4 million, and $182.4 million, respectively.
As of December 31, 2023, the Company had $239.7 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance Stock Units
Stock-based compensation costs associated with the Company’s RSUs subject to performance criteria (“PSUs") are initially determined using the fair market value of the Company's common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement ranging from one to three years. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally range from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.
PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2022	629,672	$99.07
Granted	1,297,725	$26.90
Vested and issued	(117,966)	$153.96
Forfeited	(73,762)	$43.77
Performance adjustment (1)	(283,282)	$0.00
Balance at December 31, 2023	1,452,387	$36.82
Vested and unissued at December 31, 2023	17,763	$23.19
Non-vested at December 31, 2023	1,434,624	$34.57
(1)Based on the Company's 2022 results, PSUs were attained at rates ranging from 0% to 86.25% of the target award.
The total grant-date fair value of PSUs granted during the years ended December 31, 2023, 2022, and 2021 was $34.9 million, $35.9 million, and $70.4 million, respectively.
For the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense related to PSUs of $7.1 million, $15.1 million, and $22.0 million, respectively.

As of December 31, 2023, the Company had $31.5 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Employee Stock Purchase Plan
In July 2015, the Company adopted the 2015 ESPP in connection with its initial public offering. At the Company’s 2023 annual meeting of stockholders, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the ESPP by 3,000,000. A total of 4,113,343 shares of common stock have been reserved for issuance under this plan as of December 31, 2023. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.
During 2023, 2022, and 2021 the Company issued 592,308 shares, 271,159 shares, and 122,059 shares, respectively, under the ESPP. As of December 31, 2023, 2,800,781 shares remained available for issuance.
For the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense related to the ESPP of $4.0 million, $3.0 million, and $5.2 million, respectively.
As of December 31, 2023, the Company had $1.1 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.
Total compensation costs for stock-based awards were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$5,478	$6,468	$8,280
Advertising and marketing	15,300	14,083	18,952
Sales	35,449	43,183	71,475
Technology and development	58,336	64,577	95,561
General and administrative	86,987	89,541	108,318
Total stock-based compensation expense	$201,550	$217,852	$302,586
Capitalized stock-based compensation	19,439	18,238	13,175
Total stock-based compensation	$220,989	$236,090	$315,761
Note 14. Income Taxes
For financial reporting purposes, loss before provision for income taxes for the years ended December 31, 2023, 2022, and 2021 included the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(192,665)	$(13,303,130)	$(365,762)
International	(26,943)	(360,213)	(18,894)
Total	$(219,608)	$(13,663,343)	$(384,656)

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current federal	$0	$0	$0
Current state	1,439	3,007	567
Current foreign	1,225	1,021	2,595
Total current	2,664	4,028	3,162

Deferred federal	(3,946)	770	49,008
Deferred state	5,388	(5,643)	(6,276)
Deferred foreign	(3,346)	(2,967)	(1,757)
Total deferred	(1,904)	(7,840)	40,975
Provision for income taxes	$760	$(3,812)	$44,137
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
Goodwill impairment	0.0	(24.7)	0.0
State and local tax	(1.3)	4.2	7.7
Acquisition expenses	0.0	0.0	2.0
Stock compensation	(19.0)	(0.3)	6.7
Non-deductible expenses	0.2	0.0	(0.5)
Foreign rate differential	0.4	0.0	0.2
Change in valuation allowance	(0.9)	(0.1)	(46.9)
Other	(0.7)	(0.1)	(1.7)
Effective tax rate	(0.3)%	0.0%	(11.5)%

The Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$602,895	$658,409
Accrued expenses and compensation	3,684	4,933
Stock-based compensation	47,141	52,854
Foreign tax credits and alternative minimum tax credits	2,009	3,448
Depreciation of property and equipment	1,485	19
Interest expense carryforward	354	2,677
Operating lease assets	11,088	11,012
Deferred revenue	5,479	7,422
Capitalized R&D	43,629	21,987
Other	11,130	8,590
Deferred tax assets	728,894	771,351
Valuation allowance	(418,234)	(415,751)
Net deferred tax assets	310,660	355,600

Deferred tax liabilities:
Operating lease liabilities	(8,341)	(8,701)
Depreciation of property and equipment	0	(551)
Intangible assets	(346,753)	(396,408)
Other	(5,018)	(879)
Deferred tax liabilities	(360,112)	(406,539)
Net deferred tax liabilities	$(49,452)	$(50,939)
As of December 31, 2023, the Company had approximately $2,381.3 million of federal net operating loss (“NOL”) carryforwards, $1,347.4 million of state NOL carryforwards, and $85.7 million of foreign NOL carryforwards. The federal NOL carryforwards created starting in the year ended December 31, 2018 of $2,178.7 million will carry forward indefinitely, while the remaining federal NOL carryforwards of $202.6 million will begin to expire in 2028. A portion of the state and foreign NOL carryforwards will expire in 2024 and continue to expire in future years. As of December 31, 2023, the Company had approximately $2.0 million of foreign tax credits, which will continue to expire in 2024 and future years. As of December 31, 2023, the Company had no federal and state research and development credits.
As of December 31, 2023, the Company had a valuation allowance of approximately $418.2 million against a portion of the U.S. and certain foreign deferred tax assets, for which realization cannot be considered more likely than not at this time. The valuation allowance increased by $2.5 million from December 31, 2022, as a result of current year operational loss and the impact of lower stock compensation deductions for tax purposes compared to the GAAP accrual.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the period	$143,798	$110,848	$21,362
Unrecognized tax benefits assumed in a business combination	0	0	59,110
Additions based on prior year tax positions	6,677	12,151	43,399
Additions based on current year tax positions	21,091	20,799	1,490
Statute of limitations expirations	0	0	0
Release	0	0	(14,513)
Balance at end of the period	$171,566	$143,798	$110,848
The amount of unrecognized tax benefits as of December 31, 2023 that, if recognized, would reduce tax expense was approximately $171.6 million. The Company does not anticipate any of its unrecognized tax benefits to be settled within the next 12 months.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the U.S. and other countries, where applicable. The Company is open under the U.S. federal statute from 2019 to the present, although earlier years may be examined to the extent that loss carryforwards are used in open audit periods. The Company is currently under audit in a single foreign tax jurisdiction and one variable interest entity is separately under audit by the Internal Revenue Service for the 2020 and 2021 taxable years. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements. The Company further believes that it has made adequate provision for all income tax uncertainties.
During 2021, the Organization for Economic Co-operation and Development announced an agreed framework for “Pillar Two” and released detailed model rules for a global minimum corporate tax rate of fifteen percent (15%) which requires multilateral agreement(s) and/or country-specific legislative action to be effective. A few jurisdictions have implemented legislation with effective dates spanning from 2024 through 2026. The Company will continue to monitor further legislation by individual countries and is currently evaluating the potential impact of Pillar Two to its business in future periods. However, the Company is not likely to have any Pillar Two liability and minimal compliance responsibilities starting in 2024.
The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of $13.5 million for certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2023. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.
Note 15. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. As of December 31, 2023, the Company had 4.2 million outstanding stock options, 9.5 million outstanding RSUs, 1.5 million outstanding PSUs, and 0.6 million issuable shares of common stock associated with the ESPP.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(220,368)	$(13,659,531)	$(428,793)
Weighted-average shares used to compute basic and diluted net loss per share	164,578,219	161,457,123	156,939,349
Net loss per share, basic and diluted	$(1.34)	$(84.60)	$(2.73)
Note 16. 401(k) Plan
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Internal Revenue Code Section 401. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $13.4 million, $12.1 million, and $11.3 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Note 17. Commitments and Contingencies
Commitments
The Company has contractual obligations to make future payments related to its outstanding convertible senior notes, which is presented in Note 10. Convertible Senior Notes, and its long-term operating leases, which is presented in Note 11. Leases.
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
On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et. al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Eastern District of New York. The claims and parties in De Schutter were substantially similar to those in Schneider. The De Schutter case was transferred on consent to the Southern District court, and the Schneider and De Schutter actions have now been consolidated under the caption In re Teladoc Health, Inc. Securities Litigation. On August 23, 2022, the court appointed Leadersel Innotech ESG as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. The lead plaintiff filed an amended complaint on September 30, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 24, 2021 to July 27, 2022, and filed a second amended complaint on December 6, 2022, on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint. On November 17, 2023, the lead plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the appeal and any further proceedings in the lawsuit vigorously.
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
On February 13, 2023, Data Health Partners, Inc. (“Data Health Partners”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware alleging that certain of the Company’s products, including its blood glucose meter, infringe upon certain patents held by Data Health Partners and seeking unspecified damages, attorney’s fees and costs. The Company believes that it has substantial defenses, and the Company intends to defend the lawsuit vigorously.
Note 18. Segments
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
The CODM measures and evaluates segments based on segment operating revenues together with Adjusted EBITDA. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes; other (income) expense, net; interest income; interest expense; depreciation; amortization; goodwill impairment; loss on extinguishment of debt; stock-based compensation; restructuring costs; and acquisition, integration, and transformation charges. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation that follows.

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
The following table presents revenues by segment (in thousands):

	Year Ended December 31,
	2023	2022	2021
Teladoc Health Integrated Care	$1,468,794	$1,373,900	$1,300,878
BetterHelp	1,133,621	1,019,646	721,238
Other (1)	0	13,294	10,591
Total Consolidated Revenue	$2,602,415	$2,406,840	$2,032,707
The following table presents Adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2023	2022	2021
Teladoc Health Integrated Care	$191,871	$135,153	$144,021
BetterHelp	136,249	114,116	121,702
Other (1)	0	(2,756)	2,114
Total Consolidated Adjusted EBITDA	$328,120	$246,513	$267,837
_________________________________________
(1)Other reflects certain revenues and expenses not related to ongoing segment operations.

The following table presents a reconciliation of segment profitability (Adjusted EBITDA) to consolidated net loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Teladoc Health Integrated Care	$191,871	$135,153	$144,021
BetterHelp	136,249	114,116	121,702
Other	0	(2,756)	2,114
Total consolidated Adjusted EBITDA	328,120	246,513	267,837
Adjustments to reconcile to consolidated net loss:
Goodwill impairment	0	(13,402,812)	0
Loss on extinguishment of debt	0	0	(43,748)
Interest income	46,782	12,674	776
Interest expense	(22,282)	(21,944)	(81,141)
Other income (expense), net	4,445	(859)	5,088
Depreciation	(11,138)	(11,407)	(8,941)
Amortization	(325,933)	(244,620)	(195,298)
Stock-based compensation	(201,550)	(217,852)	(302,586)
Acquisition, integration, and transformation costs	(21,110)	(15,620)	(26,643)
Restructuring costs	(16,942)	(7,416)	0
Loss before provision for income taxes	(219,608)	(13,663,343)	(384,656)
Provision for income taxes	(760)	3,812	(44,137)
Net loss	$(220,368)	$(13,659,531)	$(428,793)
Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of December 31,
	2023	2022
United States	$28,096	$25,935
Other	3,936	3,706
Total long-lived assets	$32,032	$29,641
Note 19. Subsequent Events
As a result of its comprehensive operational review of the business to drive efficiency in order to reduce costs and improve profit growth, the Company expects to incur pre-tax charges in the range of $12 million to $16 million in the year ending December 31, 2024, of which approximately $11 million is expected to occur in the quarter ending March 31, 2024. The charges will primarily relate to employee transition, severance, employee benefits and other costs needed to execute on various optimization initiatives.