Form 10-Q
period 2024-03-31
Teladoc Health, Inc.
filed 2024-04-26
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2024, the Registrant had 169,588,171 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,097,935	$1,123,675
Accounts receivable, net of allowance for doubtful accounts of $3,530 and $4,240 at March 31, 2024 and December 31, 2023, respectively	214,293	217,423
Inventories	32,268	29,513
Prepaid expenses and other current assets	141,769	118,437
Total current assets	1,486,265	1,489,048
Property and equipment, net	29,550	32,032
Goodwill	1,073,190	1,073,190
Intangible assets, net	1,614,238	1,677,781
Operating lease - right-of-use assets	37,506	40,060
Other assets	80,007	80,258
Total assets	$4,320,756	$4,392,369
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,674	$43,637
Accrued expenses and other current liabilities	199,418	178,634
Accrued compensation	50,523	102,686
Deferred revenue-current	101,229	95,659
Total current liabilities	388,844	420,616
Other liabilities	1,023	1,080
Operating lease liabilities, net of current portion	39,971	42,837
Deferred revenue, net of current portion	15,002	13,623
Deferred taxes, net	47,472	49,452
Convertible senior notes, net	1,539,546	1,538,688
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 169,314,029 shares and 166,658,253 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	169	167
Additional paid-in capital	17,637,902	17,591,551
Accumulated deficit	(15,310,544)	(15,228,655)
Accumulated other comprehensive loss	(38,629)	(36,990)
Total stockholders’ equity	2,288,898	2,326,073
Total liabilities and stockholders’ equity	$4,320,756	$4,392,369
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$646,131	$629,244
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	194,538	190,107
Operating expenses:
Advertising and marketing	183,329	176,790
Sales	54,364	54,490
Technology and development	81,388	86,985
General and administrative	111,697	114,145
Acquisition, integration, and transformation costs	373	5,944
Restructuring costs	9,673	8,102
Amortization of intangible assets	95,057	66,860
Depreciation of property and equipment	2,834	2,923
Total expenses	733,253	706,346
Loss from operations	(87,122)	(77,102)
Interest income	(13,942)	(8,911)
Interest expense	5,649	5,263
Other expense (income), net	370	(4,907)
Loss before provision for income taxes	(79,199)	(68,547)
Provision for income taxes	2,690	681
Net loss	(81,889)	(69,228)
Other comprehensive loss, net of tax:
Currency translation adjustment	(1,639)	1,779
Comprehensive loss	$(83,528)	$(67,449)

Net loss per share, basic and diluted	$(0.49)	$(0.42)

Weighted-average shares used to compute basic and diluted net loss per share	167,730,746	162,922,691
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	166,658,253	$167	$17,591,551	$(15,228,655)	$(36,990)	$2,326,073
Exercise of stock options	24,072	—	131	—	—	131
Issuance of common stock upon vesting of restricted stock units	2,631,704	2	(2)	—	—	—
Stock-based compensation	—	—	46,222	—	—	46,222
Other comprehensive loss, net of tax	—	—	—	—	(1,639)	(1,639)
Net loss	—	—	—	(81,889)	—	(81,889)
Balances as of March 31, 2024	169,314,029	$169	$17,637,902	$(15,310,544)	$(38,629)	$2,288,898

Balance as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745
Exercise of stock options	28,127	—	296	—	—	296
Issuance of common stock upon vesting of restricted stock units	1,050,907	1	(1)	—	—	—
Stock-based compensation	—	—	50,634	—	—	50,634
Other comprehensive income, net of tax	—	—	—	—	1,779	1,779
Net loss	—	—	—	(69,228)	—	(69,228)
Balance as of March 31, 2023	163,919,394	$164	$17,409,574	$(15,077,515)	$(40,997)	$2,291,226
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(81,889)	$(69,228)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of intangible assets	95,057	66,860
Depreciation of property and equipment	2,834	2,923
Amortization of right-of-use assets	2,614	3,056
Provision for allowances for doubtful accounts	86	3,794
Stock-based compensation	42,325	46,038
Deferred income taxes	(1,600)	(355)
Other, net	1,403	3,244
Changes in operating assets and liabilities:
Accounts receivable	2,133	(14,046)
Prepaid expenses and other current assets	(23,691)	(6,165)
Inventory	(3,091)	10,000
Other assets	1,009	(9,939)
Accounts payable	(5,870)	(9,132)
Accrued expenses and other current liabilities	25,185	15,452
Accrued compensation	(51,973)	(32,265)
Deferred revenue	7,297	5,648
Operating lease liabilities	(2,861)	(2,858)
Other liabilities	(48)	129
Net cash provided by operating activities	8,920	13,156
Cash flows from investing activities:
Capital expenditures	(1,149)	(2,363)
Capitalized software development costs	(34,363)	(43,261)
Net cash used in investing activities	(35,512)	(45,624)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	131	296
Proceeds from employee stock purchase plan	1,516	2,731
Cash received for withholding taxes on stock-based compensation, net	106	496
Other, net	(2)	(170)
Net cash provided by financing activities	1,751	3,353
Net decrease in cash and cash equivalents	(24,841)	(29,115)
Effect of foreign currency exchange rate changes	(899)	(488)
Cash and cash equivalents at beginning of the period	1,123,675	918,182
Cash and cash equivalents at end of the period	$1,097,935	$888,579

Income taxes (refunded) paid, net	$(245)	$346

Interest paid	$—	$194

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$3,673	$5,516
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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Results of Operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

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

Total revenue and net loss for the VIE were $70.0 million and $0.0 million and $61.6 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively. The VIE’s total assets, all of which were current, were $21.4 million and $20.6 million at March 31, 2024 and December 31, 2023, respectively. The VIE’s total liabilities, all of which were current, were $70.0 million and $69.2 million at March 31, 2024 and December 31, 2023, respectively. The VIE’s total stockholders’ deficit was $48.6 million and $48.6 million at March 31, 2024 and December 31, 2023, respectively.

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

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the capitalization and amortization of software development costs, deferred device and contract costs, allowances for sales and for doubtful accounts, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies, litigation and related legal accruals, the accounting for stock-based compensation awards, and other items as described in Note 2. “Basis of Presentation and Principles of Consolidation" in the Summary of Significant Accounting policies in the 2023 Form 10-K and as may be updated in this Quarterly Report in Note 2. “Basis of Presentation and Principles of Consolidation."

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

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280)—Improvements to Report Segment Disclosures” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses so that investors can better understand an entity’s overall performance. The amendments are effective for annual reporting periods beginning after December 15, 2023, and interim periods, beginning after December 15, 2024, with early adoption permitted. The provisions of ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of adopting ASU 2023-07 on its financial disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures" to enhance the transparency and decision usefulness of income tax disclosures through expansion of disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial disclosures.

In March 2024, the SEC issued Release Nos. 33-11275; 34-99678 "The Enhancement and Standardization of Climate-Related Disclosures for Investors" to improve the consistency, comparability, and reliability of disclosures on the financial effects of climate-related risks on a registrant's operations and how it manages these risks. The compliance date for this release was scheduled to be fiscal year 2025 for large accelerated filers. On April 4, 2024, the SEC voluntarily stayed implementation of this new rule pending judicial review. The Company is currently analyzing the impact that the new climate-related rules will have on its consolidated financial statements.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual paying users, accessing its professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits and is reported as a component of other revenue in the financial statements. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue.

The following table presents the Company’s revenues disaggregated by revenue source and also by geography (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue by Type
Access fees	$557,174	$550,870
Other	88,957	78,374
Total Revenue	$646,131	$629,244

Revenue by Geography
U.S. Revenue	$547,600	$541,662
International Revenue	98,531	87,582
Total Revenue	$646,131	$629,244

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$109,283	$113,786
Cash collected	63,061	67,242
Revenue recognized	(56,113)	(61,697)
Ending balance	$116,231	$119,331

The Company expects to recognize $94.0 million of revenue throughout the remainder of 2024, $17.3 million of revenue in the year ending December 31, 2025, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Deferred device and contract costs, current	$34,199	$32,703
Deferred device and contract costs, noncurrent	17,344	17,573
Total deferred device and contract costs	$51,543	$50,276

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2023	$50,276
Additions	12,239
Cost of revenue recognized	(10,972)
Ending balance as of March 31, 2024	$51,543

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Raw materials and purchased parts	$11,529	$9,338
Work in process	678	299
Finished goods	20,061	19,876
Total inventories	$32,268	$29,513

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Prepaid expenses	$85,477	$65,651
Deferred device and contract costs, current	34,199	32,703
Other receivables	13,559	12,640
Other current assets	8,534	7,443
Total prepaid expenses and other current assets	$141,769	$118,437

Note 6. Goodwill

Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2023 and March 31, 2024	$—	$1,073,190	$1,073,190

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

Note 7. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (in thousands, except years):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
March 31, 2024
Client relationships	2 to 20 years	$1,458,261	$(415,879)	$1,042,382	12.3
Trademarks	2 to 15 years	325,022	(214,080)	110,942	6.6
Software	3 to 5 years	489,041	(191,956)	297,085	2.4
Acquired technology	4 to 7 years	341,741	(177,912)	163,829	3.5
Intangible assets, net		$2,614,065	$(999,827)	$1,614,238	9.2
December 31, 2023
Client relationships	2 to 20 years	$1,460,857	$(391,196)	$1,069,661	12.5
Trademarks	2 to 15 years	325,479	(189,330)	136,149	6.9
Software	3 to 5 years	456,583	(161,108)	295,475	2.5
Acquired technology	4 to 7 years	341,814	(165,318)	176,496	3.7
Intangible assets, net		$2,584,733	$(906,952)	$1,677,781	9.3

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of acquired intangibles	$64,181	$50,259
Amortization of capitalized software development costs	30,876	16,601
Amortization of intangible assets expense	$95,057	$66,860

During the second half of 2023, the Company initiated a strategy to transition the majority of its chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, the Company has accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense beginning in the second half of the year ending December 31, 2023 and continuing thereafter. The change in accounting estimate resulted in additional amortization of intangible assets expense of $18.6 million, or $0.11 per basic and diluted share for the three months ended March 31, 2024.

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of March 31, 2024 was as follows (in thousands):

Years Ending December 31,
2024	$272,784
2025	280,727
2026	223,039
2027	163,836
2028 and thereafter	673,852
$1,614,238

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management ("CRM") and enterprise resource planning ("ERP") systems, are recorded in "Other assets" within the Company's Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, those costs were $42.0 million and $41.1 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $1.2 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Client performance guarantees and accrued rebates	$36,282	$36,934
Marketing and advertising	38,724	34,427
Consulting fees/provider fees	16,443	16,416
Franchise, sales and other taxes	12,931	12,933
Operating lease liabilities – current	10,744	10,752
Professional fees	10,137	9,910
Information technology	7,968	7,605
Insurance	6,530	5,777
Interest payable	5,812	1,481
Income tax payable	4,127	621
Staff augmentation	3,532	4,287
Lease abandonment obligation - current	3,489	3,800
Other	42,699	33,691
Total	$199,418	$178,634

Note 9. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of March 31, 2024, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. (“Livongo”) on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes;” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

The following table presents certain terms of the Notes that were outstanding as of March 31, 2024:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of March 31, 2024 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of March 31, 2024 (in millions) (1)	$843.0	$0.2	$519.8
Fair Value as of December 31, 2023 (in millions) (1)	$822.0	$0.3	$513.7
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of March 31, 2024	4.1258	18.6621	13.9400
Remaining Contractual Life as of March 31, 2024	3.2 years	1.1 years	1.2 years
(1)The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities. The Notes would be classified as Level 2 within the fair value hierarchy, as defined in Note 2. “Basis of Presentation and Principles of Consolidation.”

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

The net carrying values of the Notes consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
2027 Notes
Principal	$1,000,000	$1,000,000
Less: Debt discount, net (1)	(11,175)	(12,033)
Net carrying amount	988,825	987,967

2025 Notes
Principal	725	725
Less: Debt discount, net (1)	(4)	(4)
Net carrying amount	721	721

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	—	—
Net carrying amount	550,000	550,000

Total net carrying amount	$1,539,546	$1,538,688
(1)Included in the accompanying Condensed Consolidated Balance Sheets within convertible senior notes and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
2027 Notes	2024	2023
Contractual interest expense	$3,125	$3,125
Amortization of debt discount	858	844
Total	$3,983	$3,969
Effective interest rate	1.6%	1.6%

	Three Months Ended March 31,
2025 Notes	2024	2023
Contractual interest expense	$2	$2
Amortization of debt discount	1	1
Total	$3	$3
Effective interest rate	1.8%	1.6%

	Three Months Ended March 31,
Livongo Notes	2024	2023
Contractual interest expense	$1,203	$1,203
Amortization of debt discount	—	—
Total	$1,203	$1,203
Effective interest rate	0.9%	1.3%

Note 10. Leases

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

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases:	As of March 31, 2024
2024	$9,979
2025	12,260
2026	11,101
2027	8,088
2028	5,918
2029 and thereafter	12,985
Total future minimum payments	60,331
Less: imputed interest	(9,616)
Present value of lease liabilities	$50,715

Accrued expenses and other current liabilities	$10,744
Operating lease liabilities, net of current portion	$39,971

The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of March 31, 2024. See Note. 11, “Restructuring,” for further information.

Note 11. Restructuring

The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, "Exit or Disposal Cost Obligations" and ASC Section 360-10-35, "Property, Plant and Equipment-Subsequent Measurement." The costs are recorded to the "Restructuring costs" line item within the Company's Condensed Consolidated Statements of Operations and Other Comprehensive Loss as they are recognized.

The Company previously disclosed that, as a result of its comprehensive operational review of the business and in order to drive efficiency to reduce costs and improve profit growth, it expected to incur pre-tax charges in the range of $12 million to $16 million in the year ending December 31, 2024. The charges will primarily relate to employee transition, severance, employee benefits, and related costs needed to execute on various optimization initiatives.

During the three months ended March 31, 2024, the Company recorded $9.7 million of restructuring costs, of which $7.0 million was for employee transition, severance, employee benefits, and related costs and $2.7 million was for other restructuring related costs. The portion of these expenses that are to be settled by cash disbursements were accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2023, the Company recorded $8.1 million of restructuring costs, of which $7.2 million was related to employee transition, severance, employee benefits, and related costs and $0.9 million was related to costs associated with office space reductions.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item "Accrued compensation" and the lease termination and other related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheet as of March 31, 2024 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2023	$—	$3,800	$—	$3,800
Additional expenses (recoveries)	6,957	(14)	2,730	9,673
Cash payments	(6,769)	(297)	(953)	(8,019)
Accrued Balance, March 31, 2024	$188	$3,489	$1,777	$5,454
(1) Reflects amounts paid to other restructuring related costs.

Note 12. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2023 Incentive Award Plan and 2023 Employment Inducement Incentive Award Plan (collectively, the “2023 Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Previously, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plans, collectively, the “Plans”) also provided for the issuance of such awards. The Company had 8,768,512 shares available for grant under the 2023 Plans at March 31, 2024.

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

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	4,182,187	$27.37	5.26	$13,732
Stock option grants	32,477	$20.66	N/A
Stock options exercised	(24,072)	$5.45	N/A	$291
Stock options forfeited	(148,705)	$39.78	N/A
Balance at March 31, 2024	4,041,887	$27.13	4.75	$5,669
Vested or expected to vest at March 31, 2024	4,041,887	$27.13	4.75	$5,669
Exercisable at March 31, 2024	3,274,003	$26.43	3.83	$5,669

The total grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 were $0.4 million and $0.2 million, respectively.

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

The assumptions used are determined as follows:

Volatility. The expected volatility was derived from the historical stock volatility of the Company’s stock over a period equivalent to the expected term of the stock option grants.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2024	2023
Volatility	67.86% - 67.94%	65.58%
Expected term (in years)	4.3	4.3
Risk-free interest rate	3.85% - 3.90%	4.07%
Dividend yield	0%	0%
Weighted-average fair value of underlying stock options	$11.55	$12.85

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options granted of $1.7 million and $2.2 million, respectively.

As of March 31, 2024, the Company had $11.2 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the Consolidated Statements of Operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2023	9,452,412	$34.70
Granted	4,447,425	$15.09
Vested and issued	(2,451,940)	$39.04
Forfeited	(571,190)	$33.54
Balance at March 31, 2024	10,876,707	$25.82
Vested and unissued at March 31, 2024	43,118	$56.25
Non-vested at March 31, 2024	10,833,589	$25.70

The total grant-date fair value of RSUs granted during the three months ended March 31, 2024 and 2023, was
$67.1 million and $169.1 million, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $37.3 million and $38.8 million, respectively.

As of March 31, 2024, the Company had $246.8 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2023	1,452,387	$36.82
Granted	1,359,651	$15.03
Vested and issued	(179,764)	$56.25
Forfeited	(23,240)	$26.88
Performance adjustment (1)	(241,073)
Balance at March 31, 2024	2,367,961	$22.73
Vested and unissued at March 31, 2024	—	$—
Non-vested at March 31, 2024	2,367,961	$22.73
(1)Based on the Company's 2023 results, PSUs were attained at rates ranging from 0% to 85.2% of the target award.

The total grant-date fair value of PSUs granted during the three months ended March 31, 2024 and 2023 was $20.4 million and $30.3 million, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $2.6 million and $3.4 million, respectively.

As of March 31, 2024, the Company had $30.7 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. At the Company’s 2023 annual meeting of stockholders, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the ESPP by 3,000,000. A total of 4,113,343 shares of common stock have been reserved for issuance under this plan as of March 31, 2024. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the three months ended March 31, 2024 and 2023, the Company did not issue any shares under the ESPP. As of March 31, 2024, 2,800,781 shares remained available for issuance.

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to the ESPP of $0.8 million and $1.6 million, respectively.

As of March 31, 2024, the Company had $0.3 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$1,394	$1,353
Advertising and marketing	3,789	3,126
Sales	7,967	8,075
Technology and development	9,299	12,729
General and administrative	19,876	20,755
Total stock-based compensation expense	42,325	46,038
Capitalized stock-based compensation	3,897	4,596
Total stock-based compensation	$46,222	$50,634

Note 13. Provision for Income Taxes

The Company recorded income tax expense of $2.7 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. The tax expenses recorded were the result of the tax shortfall associated with the stock-based compensation awards that vested in the year.

Note 14. Commitments and Contingencies

Commitments

The Company has contractual obligations to make future payments related to its outstanding convertible senior notes, which are presented in Note 9. Convertible Senior Notes, and its long-term operating leases, which are presented in Note 10. Leases.

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

There have been multiple putative class-action litigations filed against BetterHelp in connection with the above-referenced FTC settlement and consent order. The actions have been filed in California federal and state courts and in Canada. The cases are substantially similar, involving allegations of misleading patients as to BetterHelp’s use of patient data and associated alleged violations of law involving privacy, advertising, contract, and tort. The Company believes that it has substantial defenses, and the Company intends to defend the lawsuits vigorously.

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

Note 15. Segments

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

The CODM measures and evaluates segments based on segment operating revenues together with Adjusted EBITDA. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes; other expense (income), net; interest income; interest expense; depreciation of property and equipment; amortization of intangible assets; stock-based compensation; restructuring costs; and acquisition, integration and transformation charges. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation that follows.

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

The following table presents revenues by segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Teladoc Health Integrated Care	$377,111	$349,972
BetterHelp	269,020	279,272
Total Consolidated Revenue	$646,131	$629,244

The following table presents Adjusted EBITDA by segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Teladoc Health Integrated Care	$47,674	$35,127
BetterHelp	15,466	17,638
Total Consolidated Adjusted EBITDA	$63,140	$52,765

The following table presents a reconciliation of segment profitability (Adjusted EBITDA) to consolidated net loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Teladoc Health Integrated Care	$47,674	$35,127
BetterHelp	15,466	17,638
Total consolidated Adjusted EBITDA	63,140	52,765
Less adjustments to reconcile to GAAP net loss
Interest income	(13,942)	(8,911)
Interest expense	5,649	5,263
Other expense (income), net	370	(4,907)
Amortization of intangible assets	95,057	66,860
Depreciation of property and equipment	2,834	2,923
Stock-based compensation	42,325	46,038
Acquisition, integration, and transformation costs	373	5,944
Restructuring costs	9,673	8,102
Loss before provision for income taxes	(79,199)	(68,547)
Provision for income taxes	2,690	681
Net loss	$(81,889)	$(69,228)

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
United States	$26,519	$28,096
Other	3,031	3,936
Total long-lived assets	$29,550	$32,032

Note 16. Subsequent Event

As previously reported in a Form 8-K filed with the SEC on April 5, 2024, Teladoc Health’s Chief Executive Officer departed, effective immediately, and is eligible to receive the separation benefits pursuant to his employment agreement, subject to the execution and nonrevocation of a release of claims and other conditions of his employment agreement. In the three months ending June 30, 2024, the Company expects to recognize approximately $6.4 million of costs related to the separation, with $1.2 million for salary continuation and 2024 pro-rated annual bonus and $5.2 million for stock-based compensation, representing the impact of accelerations, modifications, and forfeitures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled” “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties, and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and in our other reports and U.S. Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 6.9 million, or 8%, to 91.8 million at March 31, 2024, compared to the same period in 2023.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 9% to 1.12 million at March 31, 2024, compared to 1.03 million at March 31, 2023.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member was $1.38 in the three months ended March 31, 2024, compared to $1.39 in the same period in 2023. The change in average monthly revenue versus the indicated prior period is reflective of the growth of onboarding new members and the timing and mix of when fees are realized.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of that business, and future revenue potential. BetterHelp paying users decreased by 11% to 0.42 million for the three months ended March 31, 2024, compared to 0.47 million for the three months ended March 31, 2023.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, we use non-GAAP financial measures to clarify and enhance an understanding of past performance, which include EBITDA (as defined below), Adjusted EBITDA, and free cash flow. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance, and are commonly used by investors to evaluate our performance and that of our competitors. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business, and that free cash flow reflects an additional way of viewing our liquidity that, when viewed together with GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We use these non-GAAP financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.

EBITDA consists of net loss before interest income; interest expense; other expense (income), net, including foreign currency exchange gains or losses; provision for income taxes; amortization of intangible assets; and depreciation of property and equipment. Adjusted EBITDA consists of net loss before interest income; interest expense; other expense (income), net, including foreign currency exchange gains or losses; provision for income taxes; amortization of intangible assets; depreciation of property and equipment; stock-based compensation; restructuring costs; and acquisition, integration, and transformation costs.

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

Non-GAAP measures have important limitations as analytical tools and you should not consider them in isolation, and they should not be considered as an alternative to net loss before provision for income taxes, net loss, net loss per share, net cash from operating activities or any other measures derived in accordance with GAAP. Some of these limitations are:

•EBITDA and Adjusted EBITDA eliminate the impact of the provision for income taxes on our results of operations, and they do not reflect interest income, interest expense or other expense (income), net;

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

In addition, although amortization of intangible assets and depreciation of property and equipment are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements.

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

Condensed Consolidated Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data for the three months ended March 31, 2024 and 2023 and the dollar and percentage change between the respective periods (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023	Variance	%
Revenue	$646,131	$629,244	$16,887	3%
Expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	194,538	190,107	4,431	2%
Operating expenses:
Advertising and marketing	183,329	176,790	6,539	4%
Sales	54,364	54,490	(126)	—%
Technology and development	81,388	86,985	(5,597)	(6)%
General and administrative	111,697	114,145	(2,448)	(2)%
Acquisition, integration, and transformation costs	373	5,944	(5,571)	(94)%
Restructuring costs	9,673	8,102	1,571	19%
Amortization of intangible assets	95,057	66,860	28,197	42%
Depreciation of property and equipment	2,834	2,923	(89)	(3)%
Total expenses	733,253	706,346	26,907	4%
Loss from operations	(87,122)	(77,102)	(10,020)
Interest income	(13,942)	(8,911)	(5,031)	56%
Interest expense	5,649	5,263	386	7%
Other expense (income), net	370	(4,907)	5,277	(108)%
Loss before provision for income taxes	(79,199)	(68,547)	(10,652)	16%
Provision for income taxes	2,690	681	2,009	295%
Net loss	$(81,889)	$(69,228)	$(12,661)	18%
Net loss per share, basic and diluted	$(0.49)	$(0.42)	$(0.07)	17%

EBITDA (1)	$10,769	$(7,319)	$18,088	(247)%
Adjusted EBITDA (1)	$63,140	$52,765	$10,375	20%
___________________________
(1)Non-GAAP Financial Measures

The following table reconciles net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(81,889)	$(69,228)
Add:
Interest income	(13,942)	(8,911)
Interest expense	5,649	5,263
Other expense (income), net	370	(4,907)
Provision for income taxes	2,690	681
Amortization of intangible assets	95,057	66,860
Depreciation of property and equipment	2,834	2,923
EBITDA	10,769	(7,319)
Stock-based compensation	42,325	46,038
Acquisition, integration, and transformation costs	373	5,944
Restructuring costs	9,673	8,102
Adjusted EBITDA	$63,140	$52,765

Teladoc Health Integrated Care	$47,674	$35,127
BetterHelp	15,466	17,638
Adjusted EBITDA	$63,140	$52,765

Revenue. Total revenue was $646.1 million for the three months ended March 31, 2024, compared to $629.2 million during the three months ended March 31, 2023, an increase of $16.9 million, or 3%. This increase in revenue was driven substantially by higher visit revenues in our Integrated Care segment. Total access fees were $557.2 million for the three months ended March 31, 2024, compared to $550.9 million for the three months ended March 31, 2023, an increase of $6.3 million, or 1%. Other revenue, which predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems, was $89.0 million for the three months ended March 31, 2024, compared to $78.4 million for the three months ended March 31, 2023, an increase of $10.6 million, or 14%, primarily related to higher visit revenue. For the three months ended March 31, 2024, 86% of our revenue was derived from access fees and 14% was derived from other revenue, consistent with the three months ended March 31, 2023. By geography, U.S. revenue grew 1% to $547.6 million and International revenue grew 13% to $98.5 million compared to the three months ended March 31, 2023.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $194.5 million for the three months ended March 31, 2024, compared to $190.1 million for the three months ended March 31, 2023, an increase of $4.4 million, or 2%. The increase was primarily driven by higher costs associated with the growth in revenue and higher amortization of device costs, offset by lower physician costs, reflecting various operation optimization efforts to reduce provider costs and overall product mix.

Advertising and Marketing Expenses. Advertising and marketing expenses were $183.3 million for the three months ended March 31, 2024, compared to $176.8 million for the three months ended March 31, 2023, an increase of $6.5 million, or 4%, driven mainly by higher engagement marketing in our Integrated Care segment and higher digital and media advertising costs in our BetterHelp segment.

Sales Expenses. Sales expenses were essentially flat at $54.4 million for the three months ended March 31, 2024, compared to $54.5 million for the three months ended March 31, 2023. This reflects lower costs related to sales conferences and events and commissions, offset by higher employee compensation.

Technology and Development Expenses. Technology and development expenses were $81.4 million for the three months ended March 31, 2024, compared to $87.0 million for the three months ended March 31, 2023, a decrease of $5.6 million, or 6%. This decrease reflects lower employee compensation costs and contract labor costs, offset by higher infrastructure and hosting costs associated with running operations and ongoing projects and services to continuously improve and optimize our products and services. For the three months ended March 31, 2024 and 2023, research and development costs, which exclude amounts reflected as capitalized software development costs, were $24.8 million and $30.4 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $2.4 million, or 2%, to $111.7 million for the three months ended March 31, 2024, compared to $114.1 million for the three months ended March 31, 2023. The decrease was primarily driven by lower therapist onboarding costs, bad debt reserves, indirect taxes, insurance costs, employee compensation costs, and bank fees, partially offset by higher corporate software and infrastructure costs, legal costs, consultation costs, occupancy costs, and travel expenses.

As a result of the termination of the former Chief Executive Officer, we expect to recognize approximately $6.4 million of related costs in the three months ending June 30, 2024, with $1.2 million for cash severance costs and $5.2 million for stock-based compensation.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $0.4 million and $5.9 million for the three months ended March 31, 2024 and 2023 respectively, and primarily consisted of costs to integrate and upgrade our CRM and ERP ecosystem.

Restructuring Costs. Restructuring costs for the three months ended March 31, 2024 were $9.7 million, of which $7.0 million was for employee transition, severance, employee benefits, and related costs and $2.7 million was for other restructuring related costs. Restructuring costs for the three months ended March 31, 2023, were $8.1 million which primarily consisted of employee transition, severance, employee benefits, and related costs.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	%
Amortization of acquired intangibles	$64,181	$50,259	28%
Amortization of capitalized software development costs	30,876	16,601	86%
Amortization of intangible assets expense	$95,057	$66,860	42%

Amortization of intangible assets was $95.1 million for the three months ended March 31, 2024, compared to $66.9 million for the three months ended March 31, 2023, an increase of $28.2 million, or 42%. The higher expense was driven by higher amortization of intangible assets due to the acceleration of amortization associated with the Livongo trademark as well as an increase in the amortization of capitalized software development costs related to our investment in platforms. In the second half of 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, we accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense in the year ended December 31, 2023 and in the year ending December 31, 2024, with corresponding reductions thereafter. The change in accounting estimate resulted in additional amortization of intangible expense for acquired intangibles of $18.6 million, or $0.11 per basic and diluted share, for the three months ended March 31, 2024.

Depreciation of Property and Equipment. Depreciation of property and equipment was $2.8 million for the three months ended March 31, 2024, compared to $2.9 million for the three months ended March 31, 2023, a decrease of $0.1 million, or 3%.

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $13.9 million for the three months ended March 31, 2024, compared to $8.9 million for the three months ended March 31, 2023. The increase was primarily driven by higher interest rate yields and an increase in cash and cash equivalent balances.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.6 million for the three months ended March 31, 2024, compared to $5.3 million for the three months ended March 31, 2023.

Other Expense (Income), net. Other expense (income), net was an expense of $0.4 million for the three months ended March 31, 2024, compared to an income of $4.9 million for the three months ended March 31, 2023, primarily reflecting losses on foreign currency exchange rate fluctuations in 2024 and a gain on the partial sale of a business in 2023.

Provision for Income Taxes. We recorded an income tax expense of $2.7 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023.

Segment Information

The following tables set forth the results of operations for the relevant segments for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
Teladoc Health Integrated Care	2024	2023	Variance	%
Revenue	$377,111	$349,972	$27,139	8%
Adjusted EBITDA	$47,674	$35,127	$12,547	36%
Adjusted EBITDA Margin %	12.6%	10.0%	260 bps

Integrated Care total revenues increased by $27.1 million, or 8%, to $377.1 million for the three months ended March 31, 2024, primarily on higher chronic care results and higher visit revenue in the U.S., as well as strong growth internationally.

Integrated Care Adjusted EBITDA increased by $12.5 million, or 36%, to $47.7 million for the three months ended March 31, 2024, primarily reflecting higher gross profit and flat operating expenses.

	Three Months Ended March 31,
BetterHelp	2024	2023	Variance	%
Therapy Services	$263,712	$275,928	$(12,216)	(4)%
Other Wellness Services	5,308	3,344	1,964	59%
Total Revenue	$269,020	$279,272	$(10,252)	(4)%
Adjusted EBITDA	$15,466	$17,638	$(2,172)	(12)%
Adjusted EBITDA Margin %	5.7%	6.3%	(60)bps

BetterHelp total revenues decreased by $10.3 million, or 4%, to $269.0 million for the three months ended March 31, 2024, primarily driven by a 11% decrease in average monthly paying users.

BetterHelp Adjusted EBITDA decreased by $2.2 million, or 12%, to $15.5 million for the three months ended March 31, 2024, primarily reflecting marginally lower gross profit on lower revenues and higher operating expenses.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Consolidated Statements of Cash Flows - Summary	2024	2023
Net cash provided by operating activities	$8,920	$13,156
Net cash used in investing activities	(35,512)	(45,624)
Net cash provided by financing activities	1,751	3,353
Effect of foreign currency exchange rate changes	(899)	(488)
Total decrease in cash and cash equivalents	$(25,740)	$(29,603)

Our principal sources of liquidity are cash and cash equivalents, totaling $1,097.9 million as of March 31, 2024. During 2023, we experienced positive operating cash flow and we anticipate increasing positive operating cash flow results for 2024.

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

See Note 9. “Convertible Senior Notes” to the condensed consolidated financial statements for additional information on our convertible senior notes.

We were in compliance with all debt covenants at March 31, 2024.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of March 31, 2024.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2024 compared to net cash provided by operating activities of $13.2 million for the three months ended March 31, 2023. The year-over-year change was primarily driven by higher incentive compensation payments, partially offset by growth in the business.

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

Cash from Investing Activities

Cash used in investing activities was $35.5 million for the three months ended March 31, 2024, and $45.6 million for the three months ended March 31, 2023. Amounts for both periods substantially relate to payments for capitalized software development costs associated with ongoing projects to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $1.8 million and $3.4 million for the three months ended March 31, 2023, reflecting lower proceeds from the employee stock purchase plan.

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$8,920	$13,156
Capital expenditures	(1,149)	(2,363)
Capitalized software development costs	(34,363)	(43,261)
Free cash flow	$(26,592)	$(32,468)

Free cash flow was negative $26.6 million for the three months ended March 31, 2024, compared to negative $32.5 million for the three months ended March 31, 2023. Cash flow is typically negative in the first quarter of each year, reflecting the payment of annual bonuses. The year-over-year change was driven by higher incentive compensation payments, partially offset by growth in the business as well as decreases in payments for capitalized expenditures and capitalized software development costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $11 million over the next 12 months. We do not expect cash flows related to our convertible senior notes to be affected by a sudden change in market interest rates as they bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the U.S. which accounts for approximately 85% of our revenues. We have not utilized hedging strategies with respect to our foreign currency exchange exposure as we believe it is not expected to have a material impact on our condensed consolidated financial statements.

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

No single Client represented over 10% of consolidated revenues for the three months ended March 31, 2024 or 2023. For the Integrated Care Segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. For the three months ended March 31, 2024, revenue from the five largest customers was 31% of total Integrated Care segment revenue. For the BetterHelp segment, there is no significant concentration risk as substantially all revenue is generated from individuals in the direct-to-consumer market.

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

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in Note 14. “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 5. Other Information

(a) On April 26, 2024, the Company entered into a Retention Bonus Agreement with Adam Vandervoort, Chief Legal Officer and Secretary, pursuant to which Mr. Vandervoort will receive $94,000. The retention bonus is subject to Mr. Vandervoort’s continued employment with the Company through April 26, 2025 (the “Retention Period”).

If Mr. Vandervoort’s employment with the Company is terminated during the Retention Period (i) by the Company for “Cause” (as defined in his Executive Severance Agreement) or (ii) by Mr. Vandervoort in connection with an event or condition that does not constitute “Good Reason” (as defined in his Executive Severance Agreement), Mr. Vandervoort will be required to repay the full amount of the retention bonus to the Company. The foregoing description of the Retention Bonus Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Retention Bonus Agreement, a copy of which is filed as Exhibit 10.3 to this Form 10-Q.

Also on April 26, 2024, the Company entered into an amendment to its Executive Severance Agreement with Mr. Vandervoort. The amendment becomes effective upon the earlier of (i) the date of public announcement by the Company of the selection of a permanent chief executive officer succeeding Jason Gorevic or (ii) January 1, 2025; and enhances the severance arrangements such that in the event that Mr. Vandervoort is terminated by the Company without cause or he resigns for good reason, subject to his timely executing a release of claims in favor of the Company, he is entitled to receive:

•continued base salary for 12 months;
•any earned but unpaid bonus for the year prior to the year of termination;
•premiums for continued medical, dental or vision coverage pursuant to COBRA, if elected, for up to 12 months; and
•accelerated vesting of his time-based equity awards that were scheduled to vest in the following 12 months and continued eligibility to vest in awards subject to performance-based vesting conditions if and to the extent such performance conditions are satisfied during that 12-month period.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment, a copy of which is filed as Exhibit 10.4 to this Form 10-Q.

(c) Rule 10b5-1 Trading Plans. During the three months ended March 31, 2024, the following officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Securities Act of 1933), which was intended to satisfy the affirmative defense of Rule10b5-1(c):

On March 1, 2024, Vidya Raman-Tangella, our Chief Medical Officer, adopted a Rule 10b5-1 trading plan. Dr. Raman-Tangella's trading plan provides for the sale of up to 45,675 shares of our common stock through June 2025.

Item 6. Exhibits

Exhibit
Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

10.1	Letter Agreement, dated as of April 1, 2024, by and between Teladoc Health, Inc. and Mala Murthy.					*

10.2	Release and Separation Agreement, dated as of April 11, 2024, by and between Teladoc Health, Inc. and Jason Gorevic.					*

10.3	Retention Bonus Agreement, dated as of April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.					*

10.4	Amendment No. 2 to Executive Severance Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.					*

31.1
Acting Chief Executive Officer, Chief Financial Officer —Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*

32.1
Acting Chief Executive Officer, Chief Financial Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

TELADOC HEALTH, INC.

Date: April 26, 2024	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Acting Chief Executive Officer, Chief Financial Officer