Form 10-Q
period 2024-06-30
Teladoc Health, Inc.
filed 2024-08-01
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2024, the Registrant had 171,218,023 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,162,383	$1,123,675
Accounts receivable, net of allowance for doubtful accounts of $3,881 and $4,240 at June 30, 2024 and December 31, 2023, respectively	218,420	217,423
Inventories	34,896	29,513
Prepaid expenses and other current assets	130,956	118,437
Total current assets	1,546,655	1,489,048
Property and equipment, net	29,330	32,032
Goodwill	283,190	1,073,190
Intangible assets, net	1,547,498	1,677,781
Operating lease—right-of-use assets	35,538	40,060
Other assets	81,427	80,258
Total assets	$3,523,638	$4,392,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,111	$43,637
Accrued expenses and other current liabilities	173,804	178,634
Accrued compensation	54,656	102,686
Deferred revenue—current	95,434	95,659
Convertible senior notes, net—current	550,722	—
Total current liabilities	930,727	420,616
Other liabilities	1,007	1,080
Operating lease liabilities, net of current portion	37,716	42,837
Deferred revenue, net of current portion	11,743	13,623
Deferred taxes, net	50,673	49,452
Convertible senior notes, net—non-current	989,686	1,538,688
Total liabilities	2,021,552	2,066,296
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 171,124,883 shares and 166,658,253 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	171	167
Additional paid-in capital	17,689,096	17,591,551
Accumulated deficit	(16,148,215)	(15,228,655)
Accumulated other comprehensive loss	(38,966)	(36,990)
Total stockholders’ equity	1,502,086	2,326,073
Total liabilities and stockholders’ equity	$3,523,638	$4,392,369

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$642,444	$652,406	$1,288,575	$1,281,650
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	188,059	190,540	382,597	380,647
Advertising and marketing	170,270	178,756	353,599	355,546
Sales	50,438	53,530	104,802	108,020
Technology and development	76,751	87,309	158,139	174,294
General and administrative	109,552	125,841	221,249	239,986
Goodwill impairment	790,000	—	790,000	—
Acquisition, integration, and transformation costs	457	5,080	830	11,024
Restructuring costs	1,500	7,530	11,173	15,632
Amortization of intangible assets	94,862	72,511	189,919	139,371
Depreciation of property and equipment	1,703	2,954	4,537	5,877
Total costs and expenses	1,483,592	724,051	2,216,845	1,430,397
Loss from operations	(841,148)	(71,645)	(928,270)	(148,747)
Interest income	(13,572)	(11,558)	(27,514)	(20,469)
Interest expense	5,648	5,835	11,297	11,098
Other expense (income), net	563	207	933	(4,700)
Loss before provision for income taxes	(833,787)	(66,129)	(912,986)	(134,676)
Provision for income taxes	3,884	(952)	6,574	(271)
Net loss	(837,671)	(65,177)	(919,560)	(134,405)
Other comprehensive loss, net of tax:
Currency translation adjustment	(337)	2,217	(1,976)	3,996
Comprehensive loss	$(838,008)	$(62,960)	$(921,536)	$(130,409)

Net loss per share, basic and diluted	$(4.92)	$(0.40)	$(5.44)	$(0.82)

Weighted-average shares used to compute basic and diluted net loss per share	170,229,583	164,171,372	168,980,165	163,550,481
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	169,314,029	$169	$17,637,902	$(15,310,544)	$(38,629)	$2,288,898
Exercise of stock options	222,941	—	2,546	—	—	2,546
Issuance of common stock upon vesting of restricted stock units	1,283,845	2	(2)	—	—	—
Issuance of stock under employee stock purchase plan	304,068	—	3,153	—	—	3,153
Stock-based compensation	—	—	45,497	—	—	45,497
Other comprehensive loss, net of tax	—	—	—	—	(337)	(337)
Net loss	—	—	—	(837,671)	—	(837,671)
Balances as of June 30, 2024	171,124,883	$171	$17,689,096	$(16,148,215)	$(38,966)	$1,502,086

Balance as of December 31, 2023	166,658,253	$167	$17,591,551	$(15,228,655)	$(36,990)	$2,326,073
Exercise of stock options	247,013	—	2,677	—	—	2,677
Issuance of common stock upon vesting of restricted stock units	3,915,549	4	(4)	—	—	—
Issuance of stock under employee stock purchase plan	304,068	—	3,153	—	—	3,153
Stock-based compensation	—	—	91,719	—	—	91,719
Other comprehensive loss, net of tax	—	—	—	—	(1,976)	(1,976)
Net loss	—	—	—	(919,560)	—	(919,560)
Balance as of June 30, 2024	171,124,883	$171	$17,689,096	$(16,148,215)	$(38,966)	$1,502,086

Balance as of March 31, 2023	163,919,394	$164	$17,409,574	$(15,077,515)	$(40,997)	$2,291,226
Exercise of stock options	49,906	—	381	—	—	381
Issuance of common stock upon vesting of restricted stock units	636,144	1	(1)	—	—	—
Issuance of stock under employee stock purchase plan	271,736	—	5,790	—	—	5,790
Stock-based compensation	—	—	60,707	—	—	60,707
Other comprehensive income, net of tax	—	—	—	—	2,217	2,217
Net loss	—	—	—	(65,177)	—	(65,177)
Balances as of June 30, 2023	164,877,180	$165	$17,476,451	$(15,142,692)	$(38,780)	$2,295,144

Balance as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745
Exercise of stock options	78,033	—	677	—	—	677
Issuance of common stock upon vesting of restricted stock units	1,687,051	2	(2)	—	—	—
Issuance of stock under employee stock purchase plan	271,736	—	5,790	—	—	5,790
Stock-based compensation	—	—	111,341	—	—	111,341
Other comprehensive income, net of tax	—	—	—	—	3,996	3,996
Net loss	—	—	—	(134,405)	—	(134,405)
Balance as of June 30, 2023	164,877,180	$165	$17,476,451	$(15,142,692)	$(38,780)	$2,295,144
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(919,560)	$(134,405)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	790,000	—
Amortization of intangible assets	189,919	139,371
Depreciation of property and equipment	4,537	5,877
Amortization of right-of-use assets	4,902	5,778
Provision for allowances for doubtful accounts	810	3,048
Stock-based compensation	84,432	101,763
Deferred income taxes	1,368	(3,557)
Other, net	2,695	7,587
Changes in operating assets and liabilities:
Accounts receivable	(2,971)	(7,032)
Prepaid expenses and other current assets	(13,017)	16,625
Inventory	(6,032)	20,613
Other assets	676	(17,463)
Accounts payable	12,614	(31,788)
Accrued expenses and other current liabilities	154	20,742
Accrued compensation	(45,802)	(15,532)
Deferred revenue	(1,638)	7,546
Operating lease liabilities	(5,424)	(4,946)
Other liabilities	(60)	111
Net cash provided by operating activities	97,603	114,338
Cash flows from investing activities:
Capital expenditures	(3,061)	(4,267)
Capitalized software development costs	(60,199)	(77,927)
Net cash used in investing activities	(63,260)	(82,194)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	2,677	677
Proceeds from employee stock purchase plan	2,798	5,435
Cash received for withholding taxes on stock-based compensation, net	83	1,450
Other, net	(2)	(1)
Net cash provided by financing activities	5,556	7,561
Net increase in cash and cash equivalents	39,899	39,705
Effect of foreign currency exchange rate changes	(1,191)	808
Cash and cash equivalents at beginning of the period	1,123,675	918,182
Cash and cash equivalents at end of the period	$1,162,383	$958,695

Cash paid for income taxes, net	$4,613	$785

Interest paid	$8,662	$8,676

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$3,099	$8,580

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2024 and 2023, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Results of Operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Total revenue and net loss for the VIE were $64.1 million and $0.0 million and $58.8 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively. Total revenue and net loss for the VIE were $134.1 million and $0.0 million and $120.4 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively. The VIE’s total assets, all of which were current, were $25.2 million and $20.6 million at June 30, 2024 and December 31, 2023, respectively. The VIE’s total liabilities, all of which were current, were $73.8 million and $69.2 million at June 30, 2024 and December 31, 2023, respectively. The VIE’s total stockholders’ deficit was $48.6 million and $48.6 million at June 30, 2024 and December 31, 2023, respectively.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280)—Improvements to Report Segment Disclosures” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses so that investors can better understand an entity’s overall performance. The amendments are effective for annual reporting periods beginning after December 15, 2023, and interim periods, beginning after December 15, 2024, with early adoption permitted. The provisions of ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of adopting ASU 2023-07 on its financial disclosures.

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

The following table presents the Company’s revenues disaggregated by revenue source and also by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Type
Access fees	$559,648	$575,661	$1,116,822	$1,126,531
Other	82,796	76,745	171,753	155,119
Total Revenue	$642,444	$652,406	$1,288,575	$1,281,650

Revenue by Geography
U.S. Revenue	$540,802	$561,787	$1,088,402	$1,103,448
International Revenue	101,642	90,619	200,173	178,202
Total Revenue	$642,444	$652,406	$1,288,575	$1,281,650

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$109,282	$113,786
Cash collected	66,593	84,591
Revenue recognized	(68,698)	(76,752)
Ending balance	$107,177	$121,625

The Company expects to recognize $78.5 million of revenue throughout the remainder of 2024, $21.9 million of revenue in the year ending December 31, 2025, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2024.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Deferred device and contract costs, current	$35,330	$32,703
Deferred device and contract costs, noncurrent	17,448	17,573
Total deferred device and contract costs	$52,778	$50,276

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2023	$50,276
Additions	19,188
Cost of revenue recognized	(16,686)
Ending balance as of June 30, 2024	$52,778

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Raw materials and purchased parts	$9,387	$9,338
Work in process	723	299
Finished goods	24,786	19,876
Total inventories	$34,896	$29,513

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Prepaid expenses	$78,251	$65,651
Deferred device and contract costs, current	35,330	32,703
Other receivables	11,538	12,640
Other current assets	5,837	7,443
Total prepaid expenses and other current assets	$130,956	$118,437

Note 6. Goodwill

Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2023	$—	$1,073,190	$1,073,190
Impairment	—	(790,000)	(790,000)
Balance as of June 30, 2024	$—	$283,190	$283,190

As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit, the Company conducted an interim test of its goodwill, definite-lived intangibles, and other long-lived assets at June 30, 2024. Following this test, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but recorded a $790.0 million non-deductible, non-cash goodwill impairment charge for the three and six months ended June 30, 2024, or $4.64 per basic and diluted share for the three months ended June 30, 2024 and $4.68 per basic and diluted share for the six months ended June 30, 2024.

The Company’s June 30, 2024 goodwill impairment testing was performed using a discounted cash flow method under the income approach. Unlike in prior testing, the Company did not utilize the market approach because of limited availability of relevant comparable company information. The Company believes using only the income approach is appropriate as it most directly reflects its future growth and profitability expectations. For the Company’s June 30, 2024 impairment testing, the Company reduced its estimated future cash flows related to its BetterHelp reporting unit used in the impairment assessment, including revenues and margin, to reflect its best and most recent estimates at this time. The Company also updated certain significant inputs into the valuation models including the discount rate, which increased to 15%, reflecting, in part, higher interest rates. The Company’s updates to its discount rate and estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit.

After recording this goodwill impairment charge, there is no excess of the BetterHelp reporting unit’s fair value over its carrying value, so any further decrease in the reporting unit’s fair value would result in an additional impairment charge. In the event there are further adverse changes in the Company’s projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower revenue growth, lower margin, and/or a lower terminal growth rate, the Company may be required to record additional non-cash impairment charges to its goodwill, other intangibles, and other long-lived assets. Such non-cash charges could have a material adverse effect on the Company’s Condensed Consolidated Statement of Operations and Balance Sheets in the reporting period of the charge.

Goodwill is net of accumulated impairment charges of $14.2 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments on October 1, 2022, $1.1 billion was recognized in the year ended December 31, 2022 on the goodwill assigned to the Teladoc Health Integrated Care segment, and $0.8 billion was recognized on the goodwill assigned to the BetterHelp segment in the six months ended June 30, 2024.

Note 7. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (in thousands, except years):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2024
Client relationships	2 to 20 years	$1,457,673	$(441,645)	$1,016,028	12.0
Trademarks	2 to 15 years	324,924	(239,084)	85,840	6.3
Software	3 to 5 years	517,200	(222,762)	294,438	2.3
Acquired technology	4 to 7 years	341,715	(190,523)	151,192	3.2
Intangible assets, net		$2,641,512	$(1,094,014)	$1,547,498	9.0
December 31, 2023
Client relationships	2 to 20 years	$1,460,857	$(391,196)	$1,069,661	12.5
Trademarks	2 to 15 years	325,479	(189,330)	136,149	6.9
Software	3 to 5 years	456,583	(161,108)	295,475	2.5
Acquired technology	4 to 7 years	341,814	(165,318)	176,496	3.7
Intangible assets, net		$2,584,733	$(906,952)	$1,677,781	9.3

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of acquired intangibles	$64,102	$52,762	$128,283	$103,021
Amortization of capitalized software development costs	30,760	19,749	61,636	36,350
Amortization of intangible assets expense	$94,862	$72,511	$189,919	$139,371

During the second half of 2023, the Company initiated a strategy to transition the majority of its chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, the Company has accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense beginning in the second half of the year ending December 31, 2023 and continuing thereafter. The change in accounting estimate resulted in additional amortization of intangible expense for acquired intangibles of $18.6 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2024 and $37.2 million, or $0.22 per basic and diluted share, for the six months ended June 30, 2024.

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of June 30, 2024 was as follows (in thousands):

Years Ending December 31,
2024	$174,604
2025	293,052
2026	239,825
2027	166,337
2028 and thereafter	673,680
$1,547,498

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management ("CRM") and enterprise resource planning ("ERP") systems, are recorded in "Other assets" within the Company's Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, those costs were $43.1 million and $41.1 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $1.2 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. The associated expense for cloud computing costs for the six months ended June 30, 2024 and 2023 was
$2.4 million and $1.8 million, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Client performance guarantees and accrued rebates	$34,283	$36,934
Marketing and advertising	31,155	34,427
Franchise, sales and other taxes	16,459	12,933
Consulting fees/provider fees	15,390	16,416
Operating lease liabilities—current	10,718	10,752
Professional fees	9,750	9,910
Information technology	8,007	7,605
Insurance	7,453	5,777
Lease abandonment obligation—current	3,243	3,800
Staff augmentation	2,662	4,287
Interest payable	1,482	1,481
Income tax payable	756	621
Other	32,446	33,691
Total	$173,804	$178,634

Note 9. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of June 30, 2024, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. (“Livongo”) on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes;” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

The following table presents certain terms of the Notes that were outstanding as of June 30, 2024:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of June 30, 2024 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of June 30, 2024 (in millions) (1)	$831.0	$0.6	$524.2
Fair Value as of December 31, 2023 (in millions) (1)	$822.0	$0.3	$513.7
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of June 30, 2024	4.1258	18.6621	13.9400
Remaining Contractual Life as of June 30, 2024	2.9 years	0.9 years	0.9 years
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

The net carrying values of the Notes consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
2025 Notes
Principal	$725	$725
Less: Debt discount, net (1)	(3)	(4)
Net carrying amount	722	721

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	—	—
Net carrying amount	550,000	550,000

2027 Notes
Principal	1,000,000	1,000,000
Less: Debt discount, net (1)	(10,314)	(12,033)
Net carrying amount	989,686	987,967

Total net carrying amount	$1,540,408	$1,538,688

Convertible senior notes, net—current	$550,722	$—
Convertible senior notes, net—non-current	989,686	1,538,688
Total net carrying amount	$1,540,408	$1,538,688
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net—current and Convertible senior notes, net—non-current and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
2025 Notes	2024	2023	2024	2023
Contractual interest expense	$3	$2	$5	$5
Amortization of debt discount	1	1	2	2
Total	$4	$3	$7	$7
Effective interest rate	1.8%	1.8%	1.8%	1.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Livongo Notes	2024	2023	2024	2023
Contractual interest expense	$1,203	$1,203	$2,406	$2,406
Amortization of debt discount	—	—	—	—
Total	$1,203	$1,203	$2,406	$2,406
Effective interest rate	0.9%	0.9%	0.9%	0.9%

	Three Months Ended June 30,		Six Months Ended June 30,
2027 Notes	2024	2023	2024	2023
Contractual interest expense	$3,125	$3,125	$6,250	$6,250
Amortization of debt discount	861	847	1,719	1,691
Total	$3,986	$3,972	$7,969	$7,941
Effective interest rate	1.6%	1.6%	1.6%	1.6%

Note 10. Leases

Operating Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than one to eight years, with options to extend the lease term from one to five years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant or equipment for a stated period of time. For new and amended leases beginning in 2020 and after, the Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases:	As of June 30, 2024
2024	$6,800
2025	12,359
2026	11,173
2027	8,078
2028	5,909
2029 and thereafter	12,961
Total future minimum payments	57,280
Less: imputed interest	(8,846)
Present value of lease liabilities	$48,434

Accrued expenses and other current liabilities	$10,718
Operating lease liabilities, net of current portion	$37,716

The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of June 30, 2024. See Note. 11, “Restructuring,” for further information.

Note 11. Restructuring

The Company accounts for restructuring costs in accordance with Accounting Standards Codification ("ASC") Subtopic 420-10, "Exit or Disposal Cost Obligations" and ASC Section 360-10-35, "Property, Plant and Equipment-Subsequent Measurement." The costs are recorded to the "Restructuring costs" line item within the Company's Condensed Consolidated Statements of Operations and Other Comprehensive Loss as they are recognized.

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

During the three months ended June 30, 2024, the Company recorded $1.5 million of restructuring costs, of which $1.3 million was for employee transition, severance, employee benefits, and related costs and $0.1 million was for other restructuring related costs. During the six months ended June 30, 2024, the Company recorded $11.2 million of restructuring costs, of which $8.3 million was for employee transition, severance, employee benefits, and related costs and $2.8 million was for other restructuring related costs.

During the three months ended June 30, 2023, the Company recorded $7.5 million of restructuring costs, of which $0.5 million was for employee transition, severance, employee benefits, and related costs and $7.0 million was related to cost associated with office space reductions, including $7.0 million of right-of-use asset impairment charges. During the six months ended June 30, 2023, the Company recorded $15.6 million of restructuring costs, of which $7.7 million was for employee transition, severance, employee benefits, and related costs and $7.9 million was related to cost associated with office space reductions, including $4.9 million of right-of-use asset impairment charges. The portion of these expenses that are to be settled by cash disbursements were accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item "Accrued compensation" and the lease termination and other related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheet as of June 30, 2024 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2023	$—	$3,800	$—	$3,800
Additional expenses (recoveries)	8,328	8	2,837	11,173
Cash payments	(8,300)	(565)	(2,837)	(11,702)
Accrued Balance, June 30, 2024	$28	$3,243	$—	$3,271
(1) Reflects amounts associated with other restructuring related costs.

Note 12. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2023 Incentive Award Plan and 2023 Employment Inducement Incentive Award Plan (collectively, the “2023 Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Previously, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plans, collectively, the “Plans”) also provided for the issuance of such awards. The Company had 10,914,892 shares available for grant under the 2023 Plans at June 30, 2024.

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

CEO New Hire Awards

In connection with the commencement of employment of the Company's new Chief Executive Officer ("CEO") on June 10, 2024, the Company granted a new-hire incentive equity award to the CEO under the Company’s 2023 Employment Inducement Incentive Award Plan. Such award had an aggregate grant date target value of approximately $15.0 million and consisted of 939,849 performance stock units and 469,924 restricted stock units. The fair value of approximately one-fourth of the performance stock units has not yet been determined and will be after the performance criteria for those awards has been established. The expense recognition for all the performance stock units will begin at the start of their performance periods, which will be January 1, 2025.

The restricted stock units issued to the CEO are expected to vest one-third on the first anniversary of the grant date and in eight substantially equal quarterly installments beginning on the 15-month anniversary of the grant date, in each case subject to the CEO's continued service on the applicable vesting date. The performance stock units issued to the CEO provide a target number of shares of the Company's common stock that would be earned at the end of a specified performance period based on (i) the Company's adjusted EBITDA for 2025 (“EBITDA PSUs”) and (ii) the Company's actual compound annual revenue growth rate during the period January 1, 2025 through December 31, 2027 (“Revenue CAGR PSUs”). Seven-twelfths of any earned EBITDA PSUs would vest on March 10, 2026 and the remaining five-twelfths would vest in five substantially equal quarterly installments over the subsequent 15 months. Any earned Revenue CAGR PSUs would vest on March 1, 2028.

Stock Options

Options issued under the Plans are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the

Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	4,182,187	$27.37	5.26	$13,732
Stock option grants	32,477	$20.66	N/A
Stock options exercised	(247,013)	$10.84	N/A	$674
Stock options forfeited	(420,272)	$38.85	N/A
Balance at June 30, 2024	3,547,379	$27.24	4.27	$2,237
Vested or expected to vest at June 30, 2024	3,547,379	$27.24	4.27	$2,237
Exercisable at June 30, 2024	2,920,285	$26.95	3.35	$2,237

The total grant-date fair value of stock options granted during the three months ended June 30, 2024 and 2023 were $0.0 million and $0.6 million, respectively. The total grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 were $0.4 million and $0.8 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2024	2023
Volatility	67.86% - 67.94%	65.58% - 67.92%
Expected term (in years)	4.3	4.3
Risk-free interest rate	3.85% - 3.90%	3.68% - 4.08%
Dividend yield	0%	0%
Weighted-average fair value of underlying stock options	$11.55	$13.41

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options granted of $2.2 million and $2.4 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options granted of $3.9 million and
$4.7 million, respectively.

As of June 30, 2024, the Company had $8.6 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2023	9,452,412	$34.70
Granted	5,188,724	$14.57
Vested and issued	(3,688,952)	$38.00
Forfeited	(1,340,003)	$28.14
Balance at June 30, 2024	9,612,181	$23.50
Vested and unissued at June 30, 2024	72,750	$42.97
Non-vested at June 30, 2024	9,539,431	$23.35

The total grant-date fair value of RSUs granted during the three months ended June 30, 2024 and 2023, was
$8.5 million and $12.6 million, respectively. The total grant-date fair value of RSUs granted during the six months ended June 30, 2024 and 2023, was $75.6 million and $181.6 million, respectively.

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $39.2 million and $48.8 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $76.5 million and $87.4 million, respectively.

As of June 30, 2024, the Company had $188.1 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Performance Stock Units

Stock-based compensation costs associated with the Company’s RSUs subject to performance criteria (“PSUs”) are initially determined using the fair market value of the Company’s common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement generally ranging from one to three years. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally ranges from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.

PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2023	1,452,387	$36.82
Granted (1)	2,102,495	$13.56
Vested and issued	(226,597)	$49.58
Forfeited	(427,312)	$20.80
Performance adjustment (2)	(246,495)
Balance at June 30, 2024	2,654,478	$19.56
Vested and unissued at June 30, 2024	—	$—
Non-vested at June 30, 2024	2,654,478	$19.56
(1)Granted excludes 0.2 million target shares for which the performance criteria has not been established as of June 30, 2024.
(2)Based on the Company's 2023 results, PSUs were attained at rates ranging from 0% to 85.2% of the target award.

The total grant-date fair value of PSUs granted during the three months ended June 30, 2024 and 2023 was $8.1 million and $4.6 million, respectively. The total grant-date fair value of PSUs granted during the six months ended June 30, 2024 and 2023 was $28.5 million and $34.9 million, respectively.

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $0.3 million and $3.7 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $2.8 million and $7.2 million, respectively.

As of June 30, 2024, the Company had $24.2 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. At the Company’s 2023 annual meeting of stockholders, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the ESPP by 3,000,000. A total of 4,113,343 shares of common stock have been reserved for issuance under this plan as of June 30, 2024. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the three months ended June 30, 2024 and 2023, the Company issued 304,068 shares and 271,736 shares, respectively, under the ESPP. As of June 30, 2024, 2,496,713 shares remained available for issuance.

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to the ESPP of $0.4 million and $0.9 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to the ESPP of $1.2 million and $2.4 million, respectively.

As of June 30, 2024, the Company had $0.8 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$1,313	$1,243	$2,707	$2,596
Advertising and marketing	3,378	4,002	7,167	7,128
Sales	6,953	9,870	14,920	17,947
Technology and development	9,683	15,689	18,982	28,416
General and administrative	20,780	24,921	40,656	45,676
Total stock-based compensation expense	42,107	55,725	84,432	101,763
Capitalized stock-based compensation	3,390	4,982	7,287	9,578
Total stock-based compensation	$45,497	$60,707	$91,719	$111,341

Note 13. Provision for Income Taxes

The Company recorded income tax expense of $3.9 million and $6.6 million for the three and six months ended June 30, 2024, respectively. The tax expenses recorded were the result of state tax law changes that occurred in the second quarter of 2024 and the tax shortfall associated with the stock-based compensation awards that vested in the year.

The Company recorded income tax benefits of $1.0 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

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

On August 9, 2022, a verified shareholder derivative complaint (Vaughn v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s officers and directors. The complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with factual assertions similar to those in the purported securities class action complaints described above. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On September 6, 2022, a duplicative verified stockholder derivative complaint (Hendry v. Teladoc Health, Inc., et. al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Hendry were substantially similar to those in Vaughn. The Vaughn and Hendry actions have now been consolidated under the caption In re Teladoc Stockholder Derivative Litigation, and a consolidated complaint was filed on November 29, 2022. The consolidated complaint also asserts violations of Section 14(a) of the Securities Exchange Act of 1934. The parties subsequently stipulated to transfer the action to the U.S. District Court for the District of Delaware, and on December 22, 2022 the parties agreed, and the Court ordered, to stay all proceedings until final resolution, including exhaustion of appeals, of the motion to dismiss filed in the purported securities class action complaint described above. The Company believes that it has substantial defenses, and the Company and its named officers and directors intend to defend the lawsuit vigorously.

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

On May 17, 2024, a purported securities class action complaint (Stary v. Teladoc Health, Inc., et. al.) was filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period November 2, 2022 through February 20, 2024. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On July 15, 2024, a duplicative purported securities class action complaint (Waits v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Waits were substantially similar to those in Stary. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuits vigorously.

On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et.al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. The Company believes that it has substantial defenses, and the Company and its named officers and directors intend to defend the lawsuit vigorously.

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

The CODM measures and evaluates segments based on segment operating revenues together with Adjusted EBITDA. The Company excludes the following items from segment Adjusted EBITDA: goodwill impairment; provision for income taxes; other expense (income), net; interest income; interest expense; depreciation of property and equipment; amortization of intangible assets; stock-based compensation; restructuring costs; and acquisition, integration and transformation charges. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation that follows.

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

The following table presents revenues by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Teladoc Health Integrated Care	$377,421	$360,050	$754,532	$710,022
BetterHelp	265,023	292,356	534,043	571,628
Total Consolidated Revenue	$642,444	$652,406	$1,288,575	$1,281,650

The following table presents Adjusted EBITDA by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Teladoc Health Integrated Care	$64,028	$37,968	$111,702	$73,095
BetterHelp	25,453	34,187	40,919	51,825
Total Consolidated Adjusted EBITDA	$89,481	$72,155	$152,621	$124,920

The following table presents a reconciliation of segment profitability (Adjusted EBITDA) to consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Teladoc Health Integrated Care	$64,028	$37,968	$111,702	$73,095
BetterHelp	25,453	34,187	40,919	51,825
Total consolidated Adjusted EBITDA	89,481	72,155	152,621	124,920
Less adjustments to reconcile to GAAP net loss
Stock-based compensation	42,107	55,725	84,432	101,763
Goodwill impairment	790,000	—	790,000	—
Acquisition, integration, and transformation costs	457	5,080	830	11,024
Restructuring costs	1,500	7,530	11,173	15,632
Amortization of intangible assets	94,862	72,511	189,919	139,371
Depreciation of property and equipment	1,703	2,954	4,537	5,877
Interest income	(13,572)	(11,558)	(27,514)	(20,469)
Interest expense	5,648	5,835	11,297	11,098
Other expense (income), net	563	207	933	(4,700)
Loss before provision for income taxes	(833,787)	(66,129)	(912,986)	(134,676)
Provision for income taxes	3,884	(952)	6,574	(271)
Net loss	$(837,671)	$(65,177)	$(919,560)	$(134,405)

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
United States	$25,773	$28,096
Other	3,557	3,936
Total long-lived assets	$29,330	$32,032

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 6.5 million, or 8%, to 92.4 million at June 30, 2024, compared to the same period in 2023.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 9% to 1.173 million at June 30, 2024, compared to 1.073 million at June 30, 2023.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member was $1.36 in the three months ended June 30, 2024, compared to $1.41 in the same period in 2023. Average monthly revenue per U.S. Integrated Care member decreased to $1.37 in the six months ended June 30, 2024 from $1.40 in the same period in 2023. The change in average monthly revenue versus the indicated prior periods is reflective of the growth of onboarding new members and the timing and mix of when fees are realized.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of that business, and future revenue potential. BetterHelp paying users decreased by 14% to 0.407 million for the three months ended June 30, 2024, compared to 0.476 million for the three months ended June 30, 2023, and decreased by 13% to 0.411 million for the six months ended June 30, 2024, compared to 0.471 million for the six months ended June 30, 2023.

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

Goodwill Impairment Charge

As a result of sustained decreases in our publicly quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit, we conducted an interim test of our goodwill, definite-lived intangibles, and other long-lived assets at June 30, 2024. Following this test, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but recorded a $790 million non-deductible, non-cash goodwill impairment charge for the three and six months ended June 30, 2024, or $4.64 per basic and diluted share for the three months ended June 30, 2024 and $4.68 per basic and diluted share for the six months ended June 30, 2024.

Our June 30, 2024 goodwill impairment testing was performed using a discounted cash flow method under the income approach. Unlike in prior testing, we did not utilize the market approach because of limited availability of relevant comparable company information. We believe using only the income approach is appropriate as it most directly reflects our future growth and profitability expectations. For our June 30, 2024 impairment testing, we reduced our estimated future cash flows related to our BetterHelp reporting unit used in the impairment assessment, including revenues and margin, to reflect out best and most recent estimates at this time. We also updated certain significant inputs into the valuation models including the discount rate, which increased to 15%, reflecting, in part, higher interest rates. Our updates to our discount rate and estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit.

After recording this goodwill impairment charge, there is no excess of the BetterHelp reporting unit’s fair value over its carry value, so any further decrease in the reporting unit’s fair value would result in an additional impairment charge. In the event there are further adverse changes in our projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill, other intangibles, and other long-lived assets. Such non-cash charges could have a material adverse effect on our Condensed Consolidated Statement of Operations and Balance Sheets in the reporting period of the charge.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance an understanding of past performance, which include Adjusted EBITDA (as defined below) and free cash flow. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance, and are commonly used by investors to evaluate our performance and that of our competitors. We further believe that these financial measures are useful financial metrics to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business, and that free cash flow reflects an additional way of viewing our liquidity that, when viewed together with GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We use these non-GAAP financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.

Adjusted EBITDA consists of net loss before provision for income taxes; other expense (income), net; interest income; interest expense; depreciation of property and equipment; amortization of intangible assets; restructuring costs; acquisition, integration, and transformation cost; goodwill impairment; and stock-based compensation.

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

•Adjusted EBITDA eliminates the impact of the provision for income taxes on our results of operations, and it does not reflect other expense (income), net, interest income, or interest expense;

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

•Adjusted EBITDA does not reflect goodwill impairment; and

•Adjusted EBITDA does not reflect the significant non-cash stock-based compensation expense which should be viewed as a component of recurring operating costs.

In addition, although amortization of intangible assets and depreciation of property and equipment are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any expenditures for such replacements.

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

Condensed Consolidated Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data for the three months ended June 30, 2024 and 2023 and the dollar and percentage change between the respective periods (in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023	Variance	%
Revenue	$642,444	$652,406	$(9,962)	(2)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	188,059	190,540	(2,481)	(1)%
Advertising and marketing	170,270	178,756	(8,486)	(5)%
Sales	50,438	53,530	(3,092)	(6)%
Technology and development	76,751	87,309	(10,558)	(12)%
General and administrative	109,552	125,841	(16,289)	(13)%
Goodwill impairment	790,000	0	790,000	N/M
Acquisition, integration, and transformation costs	457	5,080	(4,623)	(91)%
Restructuring costs	1,500	7,530	(6,030)	(80)%
Amortization of intangible assets	94,862	72,511	22,351	31%
Depreciation of property and equipment	1,703	2,954	(1,251)	(42)%
Total costs and expenses	1,483,592	724,051	759,541	105%
Loss from operations	(841,148)	(71,645)	(769,503)	N/M
Interest income	(13,572)	(11,558)	(2,014)	17%
Interest expense	5,648	5,835	(187)	(3)%
Other expense (income), net	563	207	356	172%
Loss before provision for income taxes	(833,787)	(66,129)	(767,658)	N/M
Provision for income taxes	3,884	(952)	4,836	N/M
Net loss	$(837,671)	$(65,177)	$(772,494)	N/M
Net loss per share, basic and diluted	$(4.92)	$(0.40)	$(4.52)	N/M

Adjusted EBITDA (1)	$89,481	$72,155	$17,326	24%
___________________________
(1)Non-GAAP Financial Measure
(2)N/M - not meaningful

The following table sets forth our Condensed Consolidated Statements of Operations data for the six months ended June 30, 2024 and 2023 and the dollar and percentage change between the respective periods (in thousands, except per share data):

	Six Months Ended June 30,
	2024	2023	Variance	%
Revenue	$1,288,575	$1,281,650	$6,925	1%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	382,597	380,647	1,950	1%
Advertising and marketing	353,599	355,546	(1,947)	(1)%
Sales	104,802	108,020	(3,218)	(3)%
Technology and development	158,139	174,294	(16,155)	(9)%
General and administrative	221,249	239,986	(18,737)	(8)%
Goodwill impairment	790,000	0	790,000	N/M
Acquisition, integration, and transformation costs	830	11,024	(10,194)	(92)%
Restructuring costs	11,173	15,632	(4,459)	(29)%
Amortization of intangible assets	189,919	139,371	50,548	36%
Depreciation of property and equipment	4,537	5,877	(1,340)	(23)%
Total costs and expenses	2,216,845	1,430,397	786,448	55%
Loss from operations	(928,270)	(148,747)	(779,523)	N/M
Interest income	(27,514)	(20,469)	(7,045)	34%
Interest expense	11,297	11,098	199	2%
Other expense (income), net	933	(4,700)	5,633	(120)%
Loss before provision for income taxes	(912,986)	(134,676)	(778,310)	N/M
Provision for income taxes	6,574	(271)	6,845	N/M
Net loss	$(919,560)	$(134,405)	$(785,155)	N/M
Net loss per share, basic and diluted	$(5.44)	$(0.82)	$(4.62)	N/M

Adjusted EBITDA (1)	$152,621	$124,920	$27,701	22%
___________________________
(1)Non-GAAP Financial Measure
(2)N/M - not meaningful

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(837,671)	$(65,177)	$(919,560)	$(134,405)
Add:
Provision for income taxes	3,884	(952)	6,574	(271)
Other expense (income), net	563	207	933	(4,700)
Interest expense	5,648	5,835	11,297	11,098
Interest income	(13,572)	(11,558)	(27,514)	(20,469)
Depreciation of property and equipment	1,703	2,954	4,537	5,877
Amortization of intangible assets	94,862	72,511	189,919	139,371
Restructuring costs	1,500	7,530	11,173	15,632
Acquisition, integration, and transformation costs	457	5,080	830	11,024
Goodwill impairment	790,000	0	790,000	0
Stock-based compensation	42,107	55,725	84,432	101,763
Adjusted EBITDA	$89,481	$72,155	$152,621	$124,920

Teladoc Health Integrated Care	$64,028	$37,968	$111,702	$73,095
BetterHelp	25,453	34,187	40,919	51,825
Adjusted EBITDA	$89,481	$72,155	$152,621	$124,920

Revenue. Total revenue was $642.4 million for the three months ended June 30, 2024, compared to $652.4 million during the three months ended June 30, 2023, a decrease of $10.0 million, or 2%. This decrease in revenue was driven substantially by lower revenue in our BetterHelp segment. Total access fees were $559.6 million for the three months ended June 30, 2024, compared to $575.7 million for the three months ended June 30, 2023, a decrease of
$16.0 million, or 3%. Other revenue, which predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems, was $82.8 million for the three months ended June 30, 2024, compared to $76.7 million for the three months ended June 30, 2023, an increase of $6.1 million, or 8%. For the three months ended June 30, 2024, 87% and 13% of our revenue was derived from access fees and other revenue, respectively, as compared to 88% and 12%, respectively, for the three months ended June 30, 2023. By geography, International revenue increased by 12% to $101.6 million while U.S. revenue decreased by 4% to $540.8 million, each compared to the three months ended June 30, 2023.

For the six months ended June 30, 2024, the increase of total revenue was 1%, growing to $1,288.6 million compared to $1,281.7 million for the six months ended June 30, 2023. This growth was driven substantially by the generation of additional other revenue. Revenue from access fees was $1,116.8 million for the six months ended June 30, 2024, compared to $1,126.5 million for the six months ended June 30, 2023, a decrease of $9.7 million, or 1%. Other revenue was $171.8 million for the six months ended June 30, 2024, compared to $155.1 million for the six months ended June 30, 2023, an increase of $16.6 million, or 11%. For the six months ended June 30, 2024, 87% and 13% of our revenue was derived from access fees and other revenue, respectively, as compared to 88% and 12%, respectively, for the six months ended June 30, 2023. By geography, International revenue increased by 12% to $200.2 million while U.S. revenue decreased by 1% to $1,088.4 million, each compared to the six months ended June 30, 2023.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $188.1 million for the three months ended June 30, 2024, compared to $190.5 million for the three months ended June 30, 2023, a decrease of $2.5 million, or 1%. The decrease was primarily driven by lower technology costs, partially offset by higher amortization of device costs. On a year-to-date basis, cost of revenue increased by $2.0 million, or 1%, to $382.6 million. The increase was primarily driven by higher costs associated with the growth in revenue and higher amortization of device costs, partially offset by lower technology costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $170.3 million for the three months ended June 30, 2024, compared to $178.8 million for the three months ended June 30, 2023, a decrease of

$8.5 million, or 5%. This primarily reflects lower digital and media advertising cost. On a year-to-date basis, advertising and marketing expenses decreased by $1.9 million, or 1%, to $353.6 million. The decrease was driven mainly by lower digital and media advertising costs and lower professional fees.

Sales Expenses. Sales expenses were $50.4 million for the three months ended June 30, 2024, compared to $53.5 million for the three months ended June 30, 2023, a decrease of $3.1 million, or 6%. The decrease was primarily driven by lower employee compensation costs, partially offset by higher costs for conference and events and for professional fees. On a year-to-date basis, sales expenses decreased by $3.2 million, or 3%, to $104.8 million. This reflects lower employee compensation costs and legal fees, partially offset by higher costs for professional fees.

Technology and Development Expenses. Technology and development expenses were $76.8 million for the three months ended June 30, 2024, compared to $87.3 million for the three months ended June 30, 2023, a decrease of $10.6 million, or 12%. This decrease reflects lower employee compensation costs, partially offset by higher professional fees and higher infrastructure and hosting costs associated with running operations and ongoing projects and services to continuously improve and optimize our products and services. On a year-to-date basis, technology and development expenses decreased by $16.2 million, or 9% to $158.1 million. The decrease was primarily driven by lower employee compensation costs and contract labor costs, partially offset by higher infrastructure, hosting and software license costs. For the three months ended June 30, 2024 and 2023, research and development costs, which exclude amounts reflected as capitalized software development costs, were $22.2 million and $33.2 million, respectively. For the six months ended June 30, 2024 and 2023, research and development costs were $47.0 million and $63.6 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $16.3 million, or 13%, to $109.6 million for the three months ended June 30, 2024, compared to $125.8 million for the three months ended June 30, 2023. The decrease was primarily driven by lower employee compensation costs, therapist onboarding costs, and indirect taxes. On a year-to-date basis, general and administrative expenses decreased $18.7 million, or 8%, to $221.2 million. The decrease was primarily driven by lower employee compensation costs, therapist onboarding costs, indirect taxes and bad debt expenses, partially offset by higher software and infrastructure costs.

As a result of the termination of our former CEO, we recognized approximately $6.4 million of related costs for the three and six months ended June 30, 2024, with $1.2 million for cash severance costs and $5.2 million for stock-based compensation.

Goodwill Impairment. As discussed earlier under the section "Critical Accounting Estimates and Policies: Goodwill Impairment Charge," we recorded a non-cash goodwill impairment charge of $790.0 million for the three and six months ended June 30, 2024, following the goodwill impairment testing performed. The non-cash charge had no impact on the provision for income taxes.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our Customer Relationship Management and Enterprise Resource Planning ecosystem and were $0.5 million and $5.1 million for the three months ended June 30, 2024 and 2023 respectively, and were $0.8 million and $11.0 million for the six months ended June 30, 2024 and 2023, respectively.

Restructuring Costs. Restructuring costs for the three months ended June 30, 2024 were $1.5 million, of which $1.3 million was for employee transition, severance, employee benefits, and related costs and $0.1 million was for other restructuring related costs. Restructuring costs for the six months ended June 30, 2024, were $11.2 million which primarily consisted of employee transition, severance, employee benefits, and related costs. For the three and six months ended June 30, 2023, restructuring costs were $7.5 million and $15.6 million respectively, and also consisted of charges related to the reduction of office space and severance.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	%	2024	2023	%
Amortization of acquired intangibles	$64,102	$52,762	21%	$128,283	$103,021	25%
Amortization of capitalized software development costs	30,760	19,749	56%	61,636	36,350	70%
Amortization of intangible assets expense	$94,862	$72,511	31%	$189,919	$139,371	36%

Amortization of intangible assets was $94.9 million for the three months ended June 30, 2024, compared to
$72.5 million for the three months ended June 30, 2023, an increase of $22.4 million, or 31%. Amortization of intangible assets was $189.9 million for the six months ended June 30, 2024, compared to $139.4 million for the six months ended June 30, 2023, an increase of $50.5 million, or 36%. The higher expense was driven by higher amortization of intangible assets due to the acceleration of amortization associated with the Livongo trademark as well as an increase in the amortization of capitalized software development costs related to our investment in platforms. In the second half of 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, we accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense in the year ended December 31, 2023 and in the year ending December 31, 2024, with corresponding reductions thereafter. The change in accounting estimate resulted in additional amortization of intangible expense for acquired intangibles of $18.6 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2024 and $37.2 million, or $0.22 per basic and diluted share, for the six months ended June 30, 2024.

Depreciation of Property and Equipment. Depreciation of property and equipment was $1.7 million for the three months ended June 30, 2024, compared to $3.0 million for the three months ended June 30, 2023, a decrease of $1.3 million, or 42%. On a year-to-date basis, depreciation of property and equipment was $4.5 million for the six months ended June 30, 2024, compared to $5.9 million for the six months ended June 30, 2023, a decrease of $1.3 million, or 23%

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $13.6 million for the three months ended June 30, 2024, compared to $11.6 million for the three months ended June 30, 2023. Interest income was $27.5 million for the six months ended June 30, 2024 compared to $20.5 million for the six months ended June 30, 2023. The increase for both periods was primarily driven by higher interest rate yields and an increase in cash and cash equivalent balances.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.6 million for the three months ended June 30, 2024, compared to $5.8 million for the three months ended June 30, 2023. Interest expense was $11.3 million and $11.1 million for the six months ended June 30, 2024 and 2023, respectively.

Other Expense (Income), net. Other expense (income), net was an expense of $0.6 million for the three months ended June 30, 2024, compared to an expense of $0.2 million for the three months ended June 30, 2023, primarily reflecting losses on foreign currency exchange rate fluctuations. Other expense (income), net was an expense of
$0.9 million for the six months ended June 30, 2024, compared to an income of $4.7 million for the six months ended June 30, 2023, primarily reflecting losses on foreign currency exchange rate fluctuations in 2024 and a gain on the partial sale of a business in 2023.

Provision for Income Taxes. We recorded an income tax expense of $3.9 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023, and income tax expense of $6.6 million for the six months ended June 30, 2024, compared to $0.3 million for the six months ended June 30, 2023.

Segment Information

The following tables set forth the results of operations for the relevant segments for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
Teladoc Health Integrated Care	2024	2023	Variance	%
Revenue	$377,421	$360,050	$17,371	5%
Adjusted EBITDA	$64,028	$37,968	$26,060	69%
Adjusted EBITDA Margin %	17.0%	10.5%	642 bps

	Six Months Ended June 30,
Teladoc Health Integrated Care	2024	2023	Variance	%
Revenue	$754,532	$710,022	$44,510	6%
Adjusted EBITDA	$111,702	$73,095	$38,607	53%
Adjusted EBITDA Margin %	14.8%	10.3%	451 bps

Integrated Care total revenues increased by $17.4 million, or 5%, to $377.4 million for the three months ended June 30, 2024, primarily on higher chronic care results and higher visit revenue in the U.S., as well as strong growth internationally. For the six months ended June 30, 2024, Integrated Care total revenues increased by $44.5 million, or 6%, to $754.5 million, primarily on higher chronic care results and higher visit revenue in the U.S., as well as strong growth internationally.

Integrated Care Adjusted EBITDA increased by $26.1 million, or 69%, to $64.0 million for the three months ended June 30, 2024, primarily reflecting higher gross profit and lower operating expenses. For the six months ended June 30, 2024, Integrated Care Adjusted EBITDA increased by $38.6 million, or 53%, to $111.7 million, primarily reflecting higher gross profit and lower operating expenses.

	Three Months Ended June 30,
BetterHelp	2024	2023	Variance	%
Therapy Services	$259,073	$288,288	$(29,215)	(10)%
Other Wellness Services	5,950	4,068	1,882	46%
Total Revenue	$265,023	$292,356	$(27,333)	(9)%
Adjusted EBITDA	$25,453	$34,187	$(8,734)	(26)%
Adjusted EBITDA Margin %	9.6%	11.7%	(209)bps

	Six Months Ended June 30,
BetterHelp	2024	2023	Variance	%
Therapy Services	$522,785	$564,216	$(41,431)	(7)%
Other Wellness Services	11,258	7,412	3,846	52%
Total Revenue	$534,043	$571,628	$(37,585)	(7)%
Adjusted EBITDA	$40,919	$51,825	$(10,906)	(21)%
Adjusted EBITDA Margin %	7.7%	9.1%	(140)bps

BetterHelp total revenues decreased by $27.3 million, or 9%, to $265.0 million for the three months ended June 30, 2024, primarily driven by a 14% decrease in average monthly paying users. BetterHelp total revenues decreased by $37.6 million, or 7%, to $534.0 million for the six months ended June 30, 2024, primarily driven by a 13% decrease in average monthly paying users.

BetterHelp Adjusted EBITDA decreased by $8.7 million, or 26%, to $25.5 million for the three months ended June 30, 2024, primarily reflecting the impact of revenues declining more than expenses. BetterHelp Adjusted EBITDA decreased by $10.9 million, or 21%, to $40.9 million for the six months ended June 30, 2024, again primarily reflecting the impact of revenues declining more than expenses.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
Consolidated Statements of Cash Flows - Summary	2024	2023
Net cash provided by operating activities	$97,603	$114,338
Net cash used in investing activities	(63,260)	(82,194)
Net cash provided by financing activities	5,556	7,561
Effect of foreign currency exchange rate changes	(1,191)	808
Total increase in cash and cash equivalents	$38,708	$40,513

Our principal source of liquidity is our cash and cash equivalents, totaling $1,162.4 million as of June 30, 2024. During 2023, we experienced positive operating cash flow and we anticipate continuing positive operating cash flow results for 2024.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditure, and contractual obligation needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, our ability to retain and/or obtain new members, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of telehealth, and our debt service obligations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition, and results of operations.

Historically, we have financed our operations primarily through sales of equity securities, debt issuance, and bank borrowings.

See Note 9. “Convertible Senior Notes” to the condensed consolidated financial statements for additional information on our convertible senior notes.

We were in compliance with all debt covenants at June 30, 2024.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of June 30, 2024.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $97.6 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $114.3 million for the six months ended June 30, 2023. The year-over-year change was primarily driven by higher incentive compensation payments, partially offset by growth in the business.

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

Cash from Investing Activities

Cash used in investing activities was $63.3 million for the six months ended June 30, 2024, and $82.2 million for the six months ended June 30, 2023. Amounts for both periods relate to payments for capitalized software development costs associated with ongoing projects to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $5.6 million and $7.6 million for the six months ended June 30, 2023, reflecting lower proceeds from the employee stock purchase plan.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$97,603	$114,338
Capital expenditures	(3,061)	(4,267)
Capitalized software development costs	(60,199)	(77,927)
Free Cash Flow	$34,343	$32,144

Free cash flow was $34.3 million for the six months ended June 30, 2024, compared to $32.1 million for the six months ended June 30, 2023. The year-over-year change was driven by decreases in payments for capitalized expenditures and capitalized software development costs as well as growth in the business, offset by higher incentive compensation payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $12 million over the next 12 months. We do not expect cash flows related to our convertible senior notes to be affected by a sudden change in market interest rates as they bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the U.S. which accounts for approximately 84% of our revenues. We have not utilized hedging strategies with respect to our foreign currency exchange exposure as we believe it is not expected to have a material impact on our condensed consolidated financial statements.

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

No single Client represented over 10% of consolidated revenues for the three or six months ended June 30, 2024 or 2023. For the Integrated Care Segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. For the six months ended June 30, 2024, revenue from the five largest customers accounted for 31% of total Integrated Care segment revenue. For the BetterHelp segment, there is no significant concentration risk as substantially all revenue is generated from individuals in the direct-to-consumer market.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2024, the following officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) terminated and/or adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Securities Act of 1933), each of which was intended to satisfy the affirmative defense of Rule10b5-1(c):

On April 30, 2024, Stephany Verstraete, our Chief Marketing Officer, adopted a Rule 10b5-1 trading plan. Ms. Verstraete's trading plan provides for the sale of up to 174,212 shares of our common stock through January 2025.

On June 3, 2024, Andrew Turitz, our Executive Vice President of Corporate Development, terminated his Rule 10b5-1 trading plan that was adopted on November 27, 2023. Separately, on June 4, 2024, Mr. Turitz adopted a new Rule 10b5-1 trading plan that provides for the sale of up to 188,271 shares of our common stock through June 2025.

Item 6. Exhibits

Exhibit
Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

10.1	Offer Letter, dated as of June 5, 2024, by and between Teladoc Health, Inc. and Charles Divita.	8-K	001-37477	10.1	6/10/24

10.2	Employment Agreement, dated as of June 10, 2024, by and between Teladoc Health, Inc. and Charles Divita.	8-K	001-37477	10.2	6/10/24

10.3	Chief Executive Officer Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.					*

10.4	Form of Chief Executive Officer Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.					*

10.5	Letter Agreement, dated as of April 1, 2024, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	4/26/24

10.6	Amendment No. 2 to Executive Severance Agreement, dated as of June 6, 2024, by and between Teladoc Health, Inc. and Mala Murthy.	8-K	001-37477	10.3	6/10/24

10.7	Retention Bonus Agreement, dated as of April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.3	4/26/24

10.8	Amendment No. 2 to Executive Severance Agreement, dated as of April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.4	4/26/24

10.9	Release and Separation Agreement, dated as of April 11, 2024, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	4/26/24

10.10	First Amendment to Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	8-K	001-37477	10.4	6/10/24

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: August 1, 2024	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer

Date: August 1, 2024	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer