Form 10-Q
period 2024-09-30
Teladoc Health, Inc.
filed 2024-10-31
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, the Registrant had 172,166,723 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,243,866	$1,123,675
Accounts receivable, net of allowance for doubtful accounts of $4,318 and $4,240 at September 30, 2024 and December 31, 2023, respectively	212,039	217,423
Inventories	36,993	29,513
Prepaid expenses and other current assets	115,738	118,437
Total current assets	1,608,636	1,489,048
Property and equipment, net	28,030	32,032
Goodwill	283,190	1,073,190
Intangible assets, net	1,496,698	1,677,781
Operating lease—right-of-use assets	34,115	40,060
Other assets	77,912	80,258
Total assets	$3,528,581	$4,392,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,801	$43,637
Accrued expenses and other current liabilities	188,095	178,634
Accrued compensation	66,437	102,686
Deferred revenue—current	88,325	95,659
Convertible senior notes, net—current	550,723	—
Total current liabilities	931,381	420,616
Other liabilities	736	1,080
Operating lease liabilities, net of current portion	36,896	42,837
Deferred revenue, net of current portion	10,469	13,623
Deferred taxes, net	50,846	49,452
Convertible senior notes, net—non-current	990,551	1,538,688
Total liabilities	2,020,879	2,066,296
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 171,944,014 shares and 166,658,253 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	172	167
Additional paid-in capital	17,726,127	17,591,551
Accumulated deficit	(16,181,491)	(15,228,655)
Accumulated other comprehensive loss	(37,106)	(36,990)
Total stockholders’ equity	1,507,702	2,326,073
Total liabilities and stockholders’ equity	$3,528,581	$4,392,369

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$640,508	$660,238	$1,929,083	$1,941,888
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	179,745	185,960	562,342	566,607
Advertising and marketing	177,462	186,152	531,061	541,698
Sales	47,465	52,309	152,267	160,329
Technology and development	72,383	84,289	230,522	258,583
General and administrative	114,245	115,716	335,494	355,702
Goodwill impairment	—	—	790,000	—
Acquisition, integration, and transformation costs	457	5,824	1,287	16,848
Restructuring costs	3,580	411	14,753	16,043
Amortization of intangible assets	86,906	91,834	276,825	231,205
Depreciation of property and equipment	2,666	2,468	7,203	8,345
Total costs and expenses	684,909	724,963	2,901,754	2,155,360
Loss from operations	(44,401)	(64,725)	(972,671)	(213,472)
Interest income	(15,326)	(12,606)	(42,840)	(33,075)
Interest expense	5,660	5,646	16,957	16,744
Other (income) expense, net	(2,239)	1,792	(1,306)	(2,908)
Loss before provision for income taxes	(32,496)	(59,557)	(945,482)	(194,233)
Provision for income taxes	780	(2,484)	7,354	(2,755)
Net loss	(33,276)	(57,073)	(952,836)	(191,478)
Other comprehensive loss, net of tax:
Currency translation adjustment	1,860	(2,740)	(116)	1,256
Comprehensive loss	$(31,416)	$(59,813)	$(952,952)	$(190,222)

Net loss per share, basic and diluted	$(0.19)	$(0.35)	$(5.61)	$(1.17)

Weighted-average shares used to compute basic and diluted net loss per share	171,496,282	165,119,379	169,824,993	164,079,194
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	171,124,883	$171	$17,689,096	$(16,148,215)	$(38,966)	$1,502,086
Exercise of stock options	6,133	—	34	—	—	34
Issuance of common stock upon vesting of restricted stock units	812,998	1	(1)	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	36,998	—	—	36,998
Other comprehensive income, net of tax	—	—	—	—	1,860	1,860
Net loss	—	—	—	(33,276)	—	(33,276)
Balances as of September 30, 2024	171,944,014	$172	$17,726,127	$(16,181,491)	$(37,106)	$1,507,702

Balance as of December 31, 2023	166,658,253	$167	$17,591,551	$(15,228,655)	$(36,990)	$2,326,073
Exercise of stock options	253,146	—	2,711	—	—	2,711
Issuance of common stock upon vesting of restricted stock units	4,728,547	5	(5)	—	—	—
Issuance of stock under employee stock purchase plan	304,068	—	3,153	—	—	3,153
Stock-based compensation	—	—	128,717	—	—	128,717
Other comprehensive loss, net of tax	—	—	—	—	(116)	(116)
Net loss	—	—	—	(952,836)	—	(952,836)
Balance as of September 30, 2024	171,944,014	$172	$17,726,127	$(16,181,491)	$(37,106)	$1,507,702

Balance as of June 30, 2023	164,877,180	$165	$17,476,451	$(15,142,692)	$(38,780)	$2,295,144
Exercise of stock options	93,855	—	746	—	—	746
Issuance of common stock upon vesting of restricted stock units	586,270	1	(1)	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	57,973	—	—	57,973
Other comprehensive loss, net of tax	—	—	—	—	(2,740)	(2,740)
Net loss	—	—	—	(57,073)	—	(57,073)
Balances as of September 30, 2023	165,557,305	$166	$17,535,169	$(15,199,765)	$(41,520)	$2,294,050

Balance as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745
Exercise of stock options	171,888	—	1,423	—	—	1,423
Issuance of common stock upon vesting of restricted stock units	2,273,321	3	(3)	—	—	—
Issuance of stock under employee stock purchase plan	271,736	—	5,790	—	—	5,790
Stock-based compensation	—	—	169,314	—	—	169,314
Other comprehensive income, net of tax	—	—	—	—	1,256	1,256
Net loss	—	—	—	(191,478)	—	(191,478)
Balance as of September 30, 2023	165,557,305	$166	$17,535,169	$(15,199,765)	$(41,520)	$2,294,050
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(952,836)	$(191,478)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	790,000	—
Amortization of intangible assets	276,825	231,205
Depreciation of property and equipment	7,203	8,345
Amortization of right-of-use assets	7,144	8,325
Provision for allowances for doubtful accounts	2,199	4,935
Stock-based compensation	118,479	154,727
Deferred income taxes	611	(6,658)
Other, net	5,212	9,761
Changes in operating assets and liabilities:
Accounts receivable	3,675	(696)
Prepaid expenses and other current assets	2,849	14,070
Inventory	(8,328)	18,246
Other assets	1,439	(18,362)
Accounts payable	(5,851)	(21,670)
Accrued expenses and other current liabilities	13,980	17,075
Accrued compensation	(35,943)	433
Deferred revenue	(10,456)	(1,261)
Operating lease liabilities	(8,088)	(7,133)
Other liabilities	(336)	75
Net cash provided by operating activities	207,778	219,939
Cash flows from investing activities:
Capital expenditures	(4,658)	(10,060)
Capitalized software development costs	(89,750)	(109,781)
Net cash used in investing activities	(94,408)	(119,841)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	2,711	1,423
Proceeds from employee stock purchase plan	3,721	8,597
Cash received for withholding taxes on stock-based compensation, net	(176)	2,609
Other, net	(2)	—
Net cash provided by financing activities	6,254	12,629
Net increase in cash and cash equivalents	119,624	112,727
Effect of foreign currency exchange rate changes	567	(382)
Cash and cash equivalents at beginning of the period	1,123,675	918,182
Cash and cash equivalents at end of the period	$1,243,866	$1,030,527

Cash paid for income taxes, net	$7,234	$6,317

Interest paid	$8,662	$8,687

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$3,706	$10,050

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Results of Operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Teladoc Health Medical Group, P.A., (“THMG”), is party to a Services Agreement by and among it and the professional associations and professional corporations pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

The Company holds a variable interest in the THMG Association, which contracts with physicians and other health professionals in order to provide services to Teladoc Health. The THMG Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control the activities that most significantly affect the THMG Association economic performance and funds and absorbs all losses of the VIE and appropriately consolidates the THMG Association.

Total revenue and net loss for the VIE were $65.6 million and $0.0 million and $56.1 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively. Total revenue and net loss for the VIE were
$199.7 million and $0.0 million and $176.6 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively. The VIE’s total assets, all of which were current, were $23.2 million and $20.6 million at September 30, 2024 and December 31, 2023, respectively. The VIE’s total liabilities, all of which were current, were
$71.8 million and $69.2 million at September 30, 2024 and December 31, 2023, respectively. The VIE’s total stockholders’ deficit was $48.6 million at each of September 30, 2024 and December 31, 2023.

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

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the capitalization and amortization of software development costs, allowances for sales, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies, litigation and related legal accruals, the accounting for stock-based compensation awards, and other items as described in Note 2. “Basis of Presentation and Principles of Consolidation" in the Summary of Significant Accounting policies in the 2023 Form 10-K and as may be updated in this Quarterly Report in Note 2. “Basis of Presentation and Principles of Consolidation."

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280)—Improvements to Report Segment Disclosures” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses so that investors can better understand an entity’s overall performance. The amendments are effective for annual reporting periods beginning after December 15, 2023, and interim periods, beginning after December 15, 2024, with early adoption permitted. The provisions of ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. As the guidance is a change to disclosures only, ASU 2023-07 will impact the "Segments" note within the Company's quarterly and annual financial statements but will not have an impact in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its financial disclosures.

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

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual paying users, accessing its professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits and is reported as a component of other revenue. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue.

The following table presents the Company’s revenues disaggregated by revenue source and also by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Type
Access fees	$555,275	$582,070	$1,672,097	$1,708,601
Other	85,233	78,168	256,986	233,287
Total Revenue	$640,508	$660,238	$1,929,083	$1,941,888

Revenue by Geography
U.S. Revenue	$536,161	$569,322	$1,624,563	$1,672,770
International Revenue	104,347	90,916	304,520	269,118
Total Revenue	$640,508	$660,238	$1,929,083	$1,941,888

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$109,282	$113,786
Cash collected	68,858	87,155
Revenue recognized	(79,346)	(88,597)
Ending balance	$98,794	$112,344

The Company expects to recognize $60.1 million of revenue throughout the remainder of 2024, $30.1 million of revenue in the year ending December 31, 2025, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2024.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Deferred device and contract costs, current	$34,781	$32,703
Deferred device and contract costs, non-current	17,414	17,573
Total deferred device and contract costs	$52,195	$50,276

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2023	$50,276
Additions	28,516
Cost of revenue recognized	(26,597)
Ending balance as of September 30, 2024	$52,195

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Raw materials and purchased parts	$9,122	$9,338
Work in process	804	299
Finished goods	27,067	19,876
Total inventories	$36,993	$29,513

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Prepaid expenses	$68,471	$65,651
Deferred device and contract costs, current	34,781	32,703
Other receivables	11,503	12,640
Other current assets	983	7,443
Total prepaid expenses and other current assets	$115,738	$118,437

Note 6. Goodwill

Goodwill consisted of the following (in thousands):

	Teladoc Health Integrated Care	BetterHelp	Total
Balance as of December 31, 2023	$—	$1,073,190	$1,073,190
Impairment	—	(790,000)	(790,000)
Balance as of September 30, 2024	$—	$283,190	$283,190

As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit, the Company conducted an interim test of its goodwill, definite-lived intangibles, and other long-lived assets at June 30, 2024. Following this test, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but recorded a $790.0 million non-deductible, non-cash goodwill impairment charge for the three months ended June 30, 2024. No goodwill impairment charge was recognized for the three months ended September 30, 2024.

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

Goodwill is net of accumulated impairment charges of $14.2 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments on October 1, 2022, $1.1 billion was recognized in the year ended December 31, 2022 on the goodwill assigned to the Teladoc Health Integrated Care segment, and $0.8 billion was recognized on the goodwill assigned to the BetterHelp segment in the nine months ended September 30, 2024.

Note 7. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (in thousands, except years):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2024
Client relationships	2 to 20 years	$1,462,287	$(469,777)	$992,510	11.8
Trademarks	2 to 15 years	325,677	(252,325)	73,352	6.1
Software	3 to 5 years	551,866	(259,623)	292,243	2.2
Acquired technology	4 to 7 years	341,850	(203,257)	138,593	3.0
Intangible assets, net		$2,681,680	$(1,184,982)	$1,496,698	8.8
December 31, 2023
Client relationships	2 to 20 years	$1,460,857	$(391,196)	$1,069,661	12.5
Trademarks	2 to 15 years	325,479	(189,330)	136,149	6.9
Software	3 to 5 years	456,583	(161,108)	295,475	2.5
Acquired technology	4 to 7 years	341,814	(165,318)	176,496	3.7
Intangible assets, net		$2,584,733	$(906,952)	$1,677,781	9.3

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of acquired intangibles	$51,089	$69,189	$179,372	$172,210
Amortization of capitalized software development costs	35,817	22,645	97,453	58,995
Amortization of intangible assets expense	$86,906	$91,834	$276,825	$231,205

During the second half of 2023, the Company initiated a strategy to transition the majority of its chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, the Company has accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense beginning in the second half of the year ended December 31, 2023 and continuing through the six months ended June 30, 2024, with corresponding reductions thereafter.

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of September 30, 2024 was as follows (in thousands):

Years Ending December 31,
2024	$91,312
2025	306,508
2026	248,779
2027	175,334
2028 and thereafter	674,765
$1,496,698

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management ("CRM") and enterprise resource planning ("ERP") systems, are recorded in "Other assets" within the Company's Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the cloud computing costs were $40.4 million and $41.1 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $1.3 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. The associated expense for cloud computing costs for the nine months ended September 30, 2024 and 2023 was $3.7 million and $2.4 million, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Marketing and advertising	$38,826	$34,427
Client performance guarantees and accrued rebates	33,835	36,934
Franchise, sales and other taxes	18,492	12,933
Consulting fees/provider fees	15,943	16,416
Operating lease liabilities—current	10,708	10,752
Professional fees	9,832	9,910
Information technology	9,292	7,605
Insurance	7,278	5,777
Interest payable	5,813	1,481
Lease abandonment obligation—current	3,272	3,800
Staff augmentation	2,595	4,287
Other	32,209	34,312
Total	$188,095	$178,634

Note 9. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of September 30, 2024, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. (“Livongo”) on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes;” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

The following table presents certain terms of the Notes that were outstanding as of September 30, 2024:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of September 30, 2024 (in millions)	$1,000.0	$0.7	$550.0
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of September 30, 2024 (in millions) (1)	$862.0	$0.6	$529.7
Fair Value as of December 31, 2023 (in millions) (1)	$822.0	$0.3	$513.7
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of September 30, 2024	4.1258	18.6621	13.9400
Remaining Contractual Life as of September 30, 2024	2.7 years	0.6 years	0.7 years
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

The net carrying values of the Notes consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
2025 Notes
Principal	$725	$725
Less: Debt discount, net (1)	(2)	(4)
Net carrying amount	723	721

Livongo Notes
Principal	550,000	550,000
Less: Debt discount, net (1)	—	—
Net carrying amount	550,000	550,000

2027 Notes
Principal	1,000,000	1,000,000
Less: Debt discount, net (1)	(9,449)	(12,033)
Net carrying amount	990,551	987,967

Total net carrying amount	$1,541,274	$1,538,688

Convertible senior notes, net—current	$550,723	$—
Convertible senior notes, net—non-current	990,551	1,538,688
Total net carrying amount	$1,541,274	$1,538,688
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net—current and Convertible senior notes, net—non-current and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
2025 Notes	2024	2023	2024	2023
Contractual interest expense	$2	$2	$7	$7
Amortization of debt discount	0	1	2	2
Total	$2	$3	$9	$9
Effective interest rate	1.8%	1.8%	1.8%	1.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
Livongo Notes	2024	2023	2024	2023
Contractual interest expense	$1,203	$1,203	$3,609	$3,609
Amortization of debt discount	—	—	—	—
Total	$1,203	$1,203	$3,609	$3,609
Effective interest rate	0.9%	0.9%	0.9%	0.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
2027 Notes	2024	2023	2024	2023
Contractual interest expense	$3,125	$3,125	$9,375	$9,375
Amortization of debt discount	865	851	2,584	2,542
Total	$3,990	$3,976	$11,959	$11,917
Effective interest rate	1.6%	1.6%	1.6%	1.6%

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

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases:	As of September 30, 2024
2024	$3,464
2025	12,766
2026	11,580
2027	8,474
2028	6,319
2029 and thereafter	13,451
Total future minimum payments	56,054
Less: imputed interest	(8,450)
Present value of lease liabilities	$47,604

Accrued expenses and other current liabilities	$10,708
Operating lease liabilities, net of current portion	$36,896

The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of September 30, 2024. See Note. 11, “Restructuring,” for further information.

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

The Company previously disclosed that, as a result of its comprehensive operational review of the business and in order to drive efficiency to reduce costs and improve profit growth, it expected to incur pre-tax charges in the range of $12.0 million to $16.0 million in the year ending December 31, 2024.

During the three months ended September 30, 2024, the Company recorded $3.6 million of restructuring costs, of which $2.3 million was for employee transition, severance, employee benefits, and related costs and $1.3 million was for office space reduction related costs, including $1.0 million of right-of-use asset impairment charges. During the nine months ended September 30, 2024, the Company recorded $14.8 million of restructuring costs, of which $10.7 million was for employee transition, severance, employee benefits, and related costs, $1.3 million was for office space reduction related costs, including $1.0 million of right-of-use asset impairment charges, and $2.8 million was for other restructuring related costs.

During the three months ended September 30, 2023, the Company recorded $0.4 million of restructuring costs, of which $0.2 million was for employee transition, severance, employee benefits, and related costs and $0.2 million was related to cost associated with office space reductions. During the nine months ended September 30, 2023, the Company recorded $16.0 million of restructuring costs, of which $7.9 million was for employee transition, severance, employee benefits, and related costs and $8.1 million was related to cost associated with office space reductions, including
$4.9 million of right-of-use asset impairment charges.

The portion of these expenses that are to be settled by cash disbursements were accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item "Accrued compensation" and the lease termination and other related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets as of September 30, 2024 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2023	$—	$3,800	$—	$3,800
Additional expenses	10,656	299	2,837	13,792
Cash payments	(9,179)	(827)	(2,837)	(12,843)
Accrued Balance, September 30, 2024	$1,477	$3,272	$—	$4,749
(1)Reflects amounts associated with other restructuring related costs.

Note 12. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2023 Incentive Award Plan and 2023 Employment Inducement Incentive Award Plan (collectively, the “2023 Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Previously, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plans, collectively, the “Plans”) also provided for the issuance of such awards. The Company had 12,913,482 shares available for grant under the 2023 Plans at September 30, 2024.

All stock-based awards to employees are measured based on the grant-date fair value. Expense is recognized in the Company’s Condensed Consolidated Statements of Operations over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes the forfeiture of stock-based awards as they occur.

CEO New Hire Awards

In connection with the commencement of employment of the Company's new Chief Executive Officer ("CEO") on June 10, 2024, the Company granted a new-hire incentive equity award to the CEO under the Company’s 2023 Employment Inducement Incentive Award Plan. Such award had an aggregate grant date target value of approximately $15.0 million and consisted of 939,849 performance stock units and 469,924 restricted stock units. The fair value of approximately one-fourth of these performance stock units has not yet been determined and will be after the performance criteria for those awards has been established. The expense recognition for all the performance stock units will begin at the start of their performance periods, which will be January 1, 2025.

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

Stock option activity under the Plans was as follows (in thousands, except share and per share amounts and years):

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	4,182,187	$27.37	5.26	$13,732
Stock option grants	32,477	$20.66	N/A
Stock options exercised	(253,146)	$10.71	N/A	$694
Stock options forfeited	(1,006,976)	$31.93	N/A
Balance at September 30, 2024	2,954,542	$27.13	3.75	$1,951
Vested or expected to vest at September 30, 2024	2,954,542	$27.13	3.75	$1,951
Exercisable at September 30, 2024	2,493,425	$27.06	2.95	$1,951

The total grant-date fair value of stock options granted during the three months ended September 30, 2024 and 2023 were $0.0 million and $0.4 million, respectively. The total grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 were $0.4 million and $1.2 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2024	2023
Volatility	67.86% - 67.94%	65.58% - 68.22%
Expected term (in years)	4.3	4.3
Risk-free interest rate	3.85% - 3.90%	3.68% - 4.34%
Dividend yield	0%	0%
Weighted-average fair value of underlying stock options	$11.55	$13.42

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options granted of $1.9 million and $2.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options granted of $5.8 million and $7.0 million, respectively.

As of September 30, 2024, the Company had $5.5 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the Board of Directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2023	9,452,412	$34.70
Granted	5,362,335	$14.37
Vested and issued	(4,482,291)	$38.27
Forfeited	(2,132,247)	$26.05
Balance at September 30, 2024	8,200,209	$21.71
Vested and unissued at September 30, 2024	72,620	$42.69
Non-vested at September 30, 2024	8,127,589	$21.52

The total grant-date fair value of RSUs granted during the three months ended September 30, 2024 and 2023, was
$1.4 million and $7.5 million, respectively. The total grant-date fair value of RSUs granted during the nine months ended September 30, 2024 and 2023, was $77.1 million and $189.2 million, respectively.

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $32.5 million and $46.9 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $109.1 million and $134.1 million, respectively.

As of September 30, 2024, the Company had $142.3 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2023	1,452,387	$36.82
Granted (1)	2,102,495	$13.56
Vested and issued	(246,256)	$47.63
Forfeited	(863,852)	$20.78
Performance adjustment (2)	(246,495)
Balance at September 30, 2024	2,198,279	$19.25
Vested and unissued at September 30, 2024	—	$—
Non-vested at September 30, 2024	2,198,279	$19.25
(1)Granted excludes 0.2 million target shares for which the performance criteria has not been established as of September 30, 2024.
(2)Based on the Company's 2023 results, PSUs were attained at rates ranging from 0% to 85.2% of the target award.

The total grant-date fair value of PSUs granted was $0.0 million during each of the three months ended September 30, 2024 and 2023. The total grant-date fair value of PSUs granted during the nine months ended September 30, 2024 and 2023 was $28.5 million and $34.9 million, respectively.

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $(0.9) million and $2.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to PSUs of $1.9 million and $9.9 million, respectively.

As of September 30, 2024, the Company had $11.4 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) in connection with its initial public offering. At the Company’s 2023 annual meeting of stockholders, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of the Company’s common stock available for issuance under the ESPP by 3,000,000. As a result, a total of 4,113,343 shares of common stock have been reserved for issuance under this plan. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During the three months ended September 30, 2024 and 2023, the Company did not issue any shares under the ESPP. During the nine months ended September 30, 2024 and 2023, the Company issued 304,068 shares and 271,736 shares, respectively, under the ESPP. As of September 30, 2024, 2,496,713 shares remained available for issuance.

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to the ESPP of $0.5 million and $1.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to the ESPP of $1.7 million and $3.6 million, respectively.

As of September 30, 2024, the Company had $0.2 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$1,075	$1,464	$3,782	$4,060
Advertising and marketing	3,856	4,399	11,023	11,527
Sales	5,204	9,110	20,124	27,055
Technology and development	8,152	14,566	27,134	42,984
General and administrative	15,760	23,406	56,416	69,082
Total stock-based compensation expense	34,047	52,945	118,479	154,708
Capitalized stock-based compensation	2,951	5,028	10,238	14,606
Total stock-based compensation	$36,998	$57,973	$128,717	$169,314

Note 13. Provision for Income Taxes

The Company recorded income tax expense of $0.8 million and $7.4 million for the three and nine months ended September 30, 2024, respectively. The tax expenses recorded were the result of state tax law changes and the tax shortfall associated with the stock-based compensation awards that vested in the year.

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

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et. al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et.al.) was filed in the U.S. District Court for the Eastern District of New York, which was consolidated with the Schneider case in the Southern District court under the caption In re

Teladoc Health, Inc. Securities Litigation. The lead plaintiff subsequently filed amended complaints that expanded the alleged class period to February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint, and on September 24, 2024 the United States Court of Appeals for the Second Circuit affirmed in part, and vacated in part, the Southern District court's dismissal and remanded for further proceedings. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuit vigorously.

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

On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et.al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the

Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On October 4, 2024 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On October 1, 2024, a duplicative verified stockholder derivative complaint (Brigman v. Daniel, et. al) was filed in the United States District Court for the Southern District of New York. The claims and parties in Brigman are substantially similar to those in Roy, and also alleges insider trading violations against certain defendants. The Company believes that it has substantial defenses, and the Company and its named officers and directors intend to defend the lawsuits vigorously.

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

The following table presents revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Teladoc Health Integrated Care	$383,666	$374,416	$1,138,198	$1,084,438
BetterHelp	256,842	285,822	790,885	857,450
Total Consolidated Revenue	$640,508	$660,238	$1,929,083	$1,941,888

The following table presents Adjusted EBITDA by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Teladoc Health Integrated Care	$68,039	$62,805	$179,741	$135,900
BetterHelp	15,216	25,952	56,135	77,777
Total Consolidated Adjusted EBITDA	$83,255	$88,757	$235,876	$213,677

The following table presents a reconciliation of segment profitability (Adjusted EBITDA) to consolidated net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Teladoc Health Integrated Care	$68,039	$62,805	$179,741	$135,900
BetterHelp	15,216	25,952	56,135	77,777
Total consolidated Adjusted EBITDA	83,255	88,757	235,876	213,677
Less adjustments to reconcile to GAAP net loss
Stock-based compensation	34,047	52,945	118,479	154,708
Goodwill impairment	—	—	790,000	—
Acquisition, integration, and transformation costs	457	5,824	1,287	16,848
Restructuring costs	3,580	411	14,753	16,043
Amortization of intangible assets	86,906	91,834	276,825	231,205
Depreciation of property and equipment	2,666	2,468	7,203	8,345
Interest income	(15,326)	(12,606)	(42,840)	(33,075)
Interest expense	5,660	5,646	16,957	16,744
Other (income) expense, net	(2,239)	1,792	(1,306)	(2,908)
Loss before provision for income taxes	(32,496)	(59,557)	(945,482)	(194,233)
Provision for income taxes	780	(2,484)	7,354	(2,755)
Net loss	$(33,276)	$(57,073)	$(952,836)	$(191,478)

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
United States	$24,458	$28,096
International	3,572	3,936
Total long-lived assets	$28,030	$32,032

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to our professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. U.S. Integrated Care members increased by 3.7 million, or 4%, to 93.9 million at September 30, 2024, compared to the same period in 2023.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our whole person virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 5% to 1.179 million at September 30, 2024, compared to 1.122 million at September 30, 2023.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member was $1.36 in the three months ended September 30, 2024, compared to $1.41 in the same period in 2023. Average monthly revenue per U.S. Integrated Care member decreased to $1.37 in the nine months ended September 30, 2024 from $1.40 in the same period in 2023. The change in average monthly revenue versus the indicated prior period is reflective of the growth of onboarding new members and the timing and mix of when fees are realized.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of that business, and future revenue potential. BetterHelp paying users decreased by 13% to 0.398 million for the three months ended September 30, 2024, compared to 0.459 million for the three months ended September 30, 2023, and decreased by 13% to 0.407 million for the nine months ended September 30, 2024, compared to 0.467 million for the nine months ended September 30, 2023.

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

Goodwill Impairment Charge

As a result of sustained decreases in our publicly quoted share price and market capitalization through June 30, 2024 as well as changes in the operating results of the BetterHelp reporting unit, we conducted an interim test of our goodwill, definite-lived intangibles, and other long-lived assets at June 30, 2024. Following this test, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but recorded a $790.0 million non-deductible, non-cash goodwill impairment charge for the three months ended June 30, 2024. No goodwill impairment charge was recognized for the three months ended September 30, 2024.

Our June 30, 2024 goodwill impairment testing was performed using a discounted cash flow method under the income approach. Unlike in prior testing, we did not utilize the market approach because of limited availability of relevant comparable company information. We believe using only the income approach is appropriate as it most directly reflects our future growth and profitability expectations. For our June 30, 2024 impairment testing, we reduced our estimated future cash flows related to our BetterHelp reporting unit used in the impairment assessment, including revenues and margin, to reflect our best and most recent estimates at this time. We also updated certain significant inputs into the valuation models including the discount rate, which increased to 15%, reflecting, in part, higher interest rates. Our updates to our discount rate and estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit.

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

Adjusted EBITDA consists of net loss before provision for income taxes; other (income) expense, net; interest income; interest expense; depreciation of property and equipment; amortization of intangible assets; restructuring costs; acquisition, integration, and transformation cost; goodwill impairment; and stock-based compensation.

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

•Adjusted EBITDA eliminates the impact of the provision for income taxes on our results of operations, and it does not reflect other (income) expense, net, interest income, or interest expense;

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

Condensed Consolidated Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data for the three months ended September 30, 2024 and 2023 and the dollar and percentage change between the respective periods (in thousands, except per share data):

	Three Months Ended September 30,
	2024	2023	Variance	%
Revenue	$640,508	$660,238	$(19,730)	(3)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	179,745	185,960	(6,215)	(3)%
Advertising and marketing	177,462	186,152	(8,690)	(5)%
Sales	47,465	52,309	(4,844)	(9)%
Technology and development	72,383	84,289	(11,906)	(14)%
General and administrative	114,245	115,716	(1,471)	(1)%
Goodwill impairment	—	—	—	N/M
Acquisition, integration, and transformation costs	457	5,824	(5,367)	(92)%
Restructuring costs	3,580	411	3,169	N/M
Amortization of intangible assets	86,906	91,834	(4,928)	(5)%
Depreciation of property and equipment	2,666	2,468	198	8%
Total costs and expenses	684,909	724,963	(40,054)	(6)%
Loss from operations	(44,401)	(64,725)	20,324	(31)%
Interest income	(15,326)	(12,606)	(2,720)	22%
Interest expense	5,660	5,646	14	—%
Other (income) expense, net	(2,239)	1,792	(4,031)	(225)%
Loss before provision for income taxes	(32,496)	(59,557)	27,061	(45)%
Provision for income taxes	780	(2,484)	3,264	(131)%
Net loss	$(33,276)	$(57,073)	$23,797	(42)%
Net loss per share, basic and diluted	$(0.19)	$(0.35)	$0.16	(46)%

Adjusted EBITDA (1)	$83,255	$88,757	$(5,502)	(6)%
___________________________
(1)Non-GAAP Financial Measure
(2)N/M - not meaningful

The following table sets forth our Condensed Consolidated Statements of Operations data for the nine months ended September 30, 2024 and 2023 and the dollar and percentage change between the respective periods (in thousands, except per share data):

	Nine Months Ended September 30,
	2024	2023	Variance	%
Revenue	$1,929,083	$1,941,888	$(12,805)	(1)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	562,342	566,607	(4,265)	(1)%
Advertising and marketing	531,061	541,698	(10,637)	(2)%
Sales	152,267	160,329	(8,062)	(5)%
Technology and development	230,522	258,583	(28,061)	(11)%
General and administrative	335,494	355,702	(20,208)	(6)%
Goodwill impairment	790,000	—	790,000	N/M
Acquisition, integration, and transformation costs	1,287	16,848	(15,561)	(92)%
Restructuring costs	14,753	16,043	(1,290)	(8)%
Amortization of intangible assets	276,825	231,205	45,620	20%
Depreciation of property and equipment	7,203	8,345	(1,142)	(14)%
Total costs and expenses	2,901,754	2,155,360	746,394	35%
Loss from operations	(972,671)	(213,472)	(759,199)	N/M
Interest income	(42,840)	(33,075)	(9,765)	30%
Interest expense	16,957	16,744	213	1%
Other (income) expense, net	(1,306)	(2,908)	1,602	(55)%
Loss before provision for income taxes	(945,482)	(194,233)	(751,249)	N/M
Provision for income taxes	7,354	(2,755)	10,109	N/M
Net loss	$(952,836)	$(191,478)	$(761,358)	N/M
Net loss per share, basic and diluted	$(5.61)	$(1.17)	$(4.44)	N/M

Adjusted EBITDA (1)	$235,876	$213,677	$22,199	10%
___________________________
(1)Non-GAAP Financial Measure
(2)N/M - not meaningful

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(33,276)	$(57,073)	$(952,836)	$(191,478)
Add:
Provision for income taxes	780	(2,484)	7,354	(2,755)
Other (income) expense, net	(2,239)	1,792	(1,306)	(2,908)
Interest expense	5,660	5,646	16,957	16,744
Interest income	(15,326)	(12,606)	(42,840)	(33,075)
Depreciation of property and equipment	2,666	2,468	7,203	8,345
Amortization of intangible assets	86,906	91,834	276,825	231,205
Restructuring costs	3,580	411	14,753	16,043
Acquisition, integration, and transformation costs	457	5,824	1,287	16,848
Goodwill impairment	—	—	790,000	—
Stock-based compensation	34,047	52,945	118,479	154,708
Adjusted EBITDA	$83,255	$88,757	$235,876	$213,677

Teladoc Health Integrated Care	$68,039	$62,805	$179,741	$135,900
BetterHelp	15,216	25,952	56,135	77,777
Adjusted EBITDA	$83,255	$88,757	$235,876	$213,677

Revenue. Total revenue was $640.5 million for the three months ended September 30, 2024, compared to $660.2 million during the three months ended September 30, 2023, a decrease of $19.7 million, or 3%. This decrease in revenue was driven substantially by lower revenue in our BetterHelp segment. Total access fees were $555.3 million for the three months ended September 30, 2024, compared to $582.1 million for the three months ended September 30, 2023, a decrease of $26.8 million, or 5%. Other revenue, which predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems, was $85.2 million for the three months ended September 30, 2024, compared to $78.2 million for the three months ended September 30, 2023, an increase of $7.1 million, or 9%. For the three months ended September 30, 2024, 87% and 13% of our revenue was derived from access fees and other revenue, respectively, as compared to 88% and 12%, respectively, for the three months ended September 30, 2023. By geography, International revenue increased by 15% to $104.3 million while U.S. revenue decreased by 6% to $536.2 million, each compared to the three months ended September 30, 2023.

For the nine months ended September 30, 2024, the decrease of total revenue was 1%, from $1,941.9 million for the nine months ended September 30, 2023 to $1,929.1 million. This decrease was driven substantially by lower revenue in our BetterHelp segment. Revenue from access fees was $1,672.1 million for the nine months ended September 30, 2024, compared to $1,708.6 million for the nine months ended September 30, 2023, a decrease of $36.5 million, or 2%. Other revenue was $257.0 million for the nine months ended September 30, 2024, compared to $233.3 million for the nine months ended September 30, 2023, an increase of $23.7 million, or 10%. For the nine months ended September 30, 2024, 87% and 13% of our revenue was derived from access fees and other revenue, respectively, as compared to 88% and 12%, respectively, for the nine months ended September 30, 2023. By geography, International revenue increased by 13% to $304.5 million while U.S. revenue decreased by 3% to $1,624.6 million, each compared to the nine months ended September 30, 2023.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $179.7 million for the three months ended September 30, 2024, compared to $186.0 million for the three months ended September 30, 2023, a decrease of $6.2 million, or 3%. The decrease was primarily driven by lower physician and product shipping costs, partially offset by higher amortization of device costs. On a year-to-date basis, cost of revenue decreased by $4.3 million, or 1%, to $562.3 million. The decrease was also primarily driven by lower physician and product shipping costs, partially offset by higher amortization of device costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $177.5 million for the three months ended September 30, 2024, compared to $186.2 million for the three months ended September 30, 2023, a decrease of $8.7 million, or 5%. This decrease primarily reflects lower digital and media advertising costs. On a year-to-date basis, advertising and marketing expenses decreased by $10.6 million, or 2%, to $531.1 million. The decrease was driven mainly by lower digital and media advertising costs and lower employee compensation costs.

Sales Expenses. Sales expenses were $47.5 million for the three months ended September 30, 2024, compared to $52.3 million for the three months ended September 30, 2023, a decrease of $4.8 million, or 9%. On a year-to-date basis, sales expenses decreased by $8.1 million, or 5%, to $152.3 million. The decreases in both the three month and year-to-date periods reflect lower employee compensation costs, partially offset by higher costs for professional fees.

Technology and Development Expenses. Technology and development expenses were $72.4 million for the three months ended September 30, 2024, compared to $84.3 million for the three months ended September 30, 2023, a decrease of $11.9 million, or 14%. On a year-to-date basis, technology and development expenses decreased by $28.1 million, or 11%, to $230.5 million. The decreases for both the three month and year-to-date periods reflect lower employee compensation costs and professional fees, partially offset by higher infrastructure, hosting, and software license costs associated with running operations as well as ongoing projects and services to continuously improve and optimize our products and services.

For the three months ended September 30, 2024 and 2023, research and development costs, which exclude amounts reflected as capitalized software development costs, were $22.4 million and $31.8 million, respectively. For the nine months ended September 30, 2024 and 2023, research and development costs were $69.5 million and $95.4 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $1.5 million, or 1%, to $114.2 million for the three months ended September 30, 2024, compared to $115.7 million for the three months ended September 30, 2023. The decrease was primarily driven by lower employee compensation costs, indirect taxes, therapist onboarding costs, and bad debt expense, offset by higher legal costs, professional fees, and software and infrastructure costs. On a year-to-date basis, general and administrative expenses decreased $20.2 million, or 6%, to $335.5 million. The decrease was primarily driven by lower employee compensation costs, therapist onboarding costs, indirect taxes, and bad debt expenses, partially offset by higher legal costs and software and infrastructure costs.

As a result of the termination of our former CEO, we recognized approximately $6.4 million of related costs for the nine months ended September 30, 2024, with $1.2 million for cash severance costs and $5.2 million for stock-based compensation.

Goodwill Impairment. As discussed earlier under the section "Critical Accounting Estimates and Policies: Goodwill Impairment Charge," we recorded a non-cash goodwill impairment charge of $790.0 million for the nine months ended September 30, 2024 resulting from the June 30, 2024 interim goodwill impairment testing performed. The non-cash charge had no impact on the provision for income taxes.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our Customer Relationship Management and Enterprise Resource Planning ecosystem and were $0.5 million and $5.8 million for the three months ended September 30, 2024 and 2023 respectively, and were $1.3 million and $16.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Restructuring Costs. Restructuring costs for the three months ended September 30, 2024 were $3.6 million, of which $2.3 million was for employee transition, severance, employee benefits, and related costs and $1.3 million was related to costs associated with office space reductions, including $1.0 million of right-of-use asset impairment charges. Restructuring costs for the nine months ended September 30, 2024, were $14.8 million, with $10.7 million of employee transition, severance, employee benefits, and related costs, $1.3 million of costs associated with office space reductions, including $1.0 million of right-of-use asset impairment charges, and $2.8 million of other restructuring related costs.

Restructuring costs for the three months ended September 30, 2023 were $0.4 million, of which $0.2 million was for employee transition, severance, employee benefits, and related costs and $0.2 million was related to costs associated with office space reductions. During the nine months ended September 30, 2023, the Company recorded $16.0 million of restructuring costs, of which $7.9 million was for employee transition, severance, employee benefits, and related costs and $8.1 million was related to costs associated with office space reductions, including $4.9 million of right-of-use asset impairment charges.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	%	2024	2023	%
Amortization of acquired intangibles	$51,089	$69,189	(26)%	$179,372	$172,210	4%
Amortization of capitalized software development costs	35,817	22,645	58%	97,453	58,995	65%
Amortization of intangible assets expense	$86,906	$91,834	(5)%	$276,825	$231,205	20%

In the second half of 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, we accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense in the year ended December 31, 2023 and continuing through the six months ended June 30, 2024, with corresponding reductions thereafter.

Amortization of intangible assets was $86.9 million for the three months ended September 30, 2024, compared to
$91.8 million for the three months ended September 30, 2023, a decrease of $4.9 million, or 5%. The decrease was primarily driven by the lower amortization associated with the Livongo trademark, partially offset by an increase in the amortization of capitalized software development costs related to our investment in platforms.

Amortization of intangible assets was $276.8 million for the nine months ended September 30, 2024, compared to $231.2 million for the nine months ended September 30, 2023, an increase of $45.6 million, or 20%. The higher expense was driven by higher amortization of intangible assets due to the acceleration of amortization associated with the Livongo trademark as well as an increase in the amortization of capitalized software development costs related to our investment in platforms.

Depreciation of Property and Equipment. Depreciation of property and equipment was $2.7 million for the three months ended September 30, 2024, compared to $2.5 million for the three months ended September 30, 2023, an increase of $0.2 million, or 8%. On a year-to-date basis, depreciation of property and equipment was $7.2 million for the nine months ended September 30, 2024, compared to $8.3 million for the nine months ended September 30, 2023, a decrease of $1.1 million, or 14%

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $15.3 million for the three months ended September 30, 2024, compared to $12.6 million for the three months ended September 30, 2023. Interest income was $42.8 million for the nine months ended September 30, 2024 compared to $33.1 million for the nine months ended September 30, 2023. The increase for both periods was primarily driven by higher interest rate yields and an increase in cash and cash equivalent balances.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.7 million for the three months ended September 30, 2024, compared to $5.6 million for the three months ended September 30, 2023. Interest expense was $17.0 million and $16.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Other (Income) Expense, net. Other (income) expense, net was an income of $2.2 million for the three months ended September 30, 2024, compared to an expense of $1.8 million for the three months ended September 30, 2023, primarily reflecting the impact of foreign currency exchange rate fluctuations. Other (income) expense, net was an income of $1.3 million for the nine months ended September 30, 2024, compared to $2.9 million for the nine months ended September 30, 2023, primarily reflecting gains on foreign currency exchange rate fluctuations for the nine months ended September 30, 2024 and a gain on the partial sale of a business, partially offset by losses on foreign currency exchange rate fluctuations for the nine months ended September 30, 2023.

Provision for Income Taxes. We recorded an income tax expense of $0.8 million for the three months ended September 30, 2024, compared to $2.5 million income tax benefit for the three months ended September 30, 2023, and an income tax expense of $7.4 million for the nine months ended September 30, 2024, compared to $2.8 million income tax benefit for the nine months ended September 30, 2023.

Segment Information

The following tables set forth the results of operations by segment for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
Teladoc Health Integrated Care	2024	2023	Variance	%
Revenue	$383,666	$374,416	$9,250	2%
Adjusted EBITDA	$68,039	$62,805	$5,234	8%
Adjusted EBITDA Margin %	17.7%	16.8%

	Nine Months Ended September 30,
Teladoc Health Integrated Care	2024	2023	Variance	%
Revenue	$1,138,198	$1,084,438	$53,760	5%
Adjusted EBITDA	$179,741	$135,900	$43,841	32%
Adjusted EBITDA Margin %	15.8%	12.5%

Integrated Care total revenues increased by $9.3 million, or 2%, to $383.7 million for the three months ended September 30, 2024, reflecting higher visit revenue in the U.S., as well as strong growth internationally. For the nine months ended September 30, 2024, Integrated Care total revenues increased by $53.8 million, or 5%, to $1,138.2 million, primarily on higher chronic care results and higher visit revenue in the U.S., as well as strong growth internationally.

Integrated Care Adjusted EBITDA increased by $5.2 million, or 8%, to $68.0 million for the three months ended September 30, 2024, primarily reflecting higher gross profit and lower other operating expenses. For the nine months ended September 30, 2024, Integrated Care Adjusted EBITDA increased by $43.8 million, or 32%, to $179.7 million, primarily reflecting higher gross profit and lower other operating expenses.

	Three Months Ended September 30,
BetterHelp	2024	2023	Variance	%
Therapy Services	$250,588	$281,204	$(30,616)	(11)%
Other Wellness Services	6,254	4,618	1,636	35%
Total Revenue	$256,842	$285,822	$(28,980)	(10)%
Adjusted EBITDA	$15,216	$25,952	$(10,736)	(41)%
Adjusted EBITDA Margin %	5.9%	9.1%

	Nine Months Ended September 30,
BetterHelp	2024	2023	Variance	%
Therapy Services	$773,373	$845,420	$(72,047)	(9)%
Other Wellness Services	17,512	12,030	5,482	46%
Total Revenue	$790,885	$857,450	$(66,565)	(8)%
Adjusted EBITDA	$56,135	$77,777	$(21,642)	(28)%
Adjusted EBITDA Margin %	7.1%	9.1%

BetterHelp total revenues decreased by $29.0 million, or 10%, to $256.8 million for the three months ended September 30, 2024, primarily driven by a 13% decrease in average monthly paying users. BetterHelp total revenues decreased by $66.6 million, or 8%, to $790.9 million for the nine months ended September 30, 2024, primarily driven by a 13% decrease in average monthly paying users.

BetterHelp Adjusted EBITDA decreased by $10.7 million, or 41%, to $15.2 million for the three months ended September 30, 2024, primarily reflecting the impact of revenues declining more than expenses. BetterHelp Adjusted EBITDA decreased by $21.6 million, or 28%, to $56.1 million for the nine months ended September 30, 2024, primarily reflecting the impact of revenues declining more than expenses.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
Consolidated Statements of Cash Flows - Summary	2024	2023
Net cash provided by operating activities	$207,778	$219,939
Net cash used in investing activities	(94,408)	(119,841)
Net cash provided by financing activities	6,254	12,629
Effect of foreign currency exchange rate changes	567	(382)
Total increase in cash and cash equivalents	$120,191	$112,345

Our principal source of liquidity is our cash and cash equivalents, totaling $1,243.9 million as of September 30, 2024. During 2023, we experienced positive operating cash flow and we anticipate continuing positive operating cash flow results for 2024.

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

At September 30, 2024, we had outstanding convertible notes for an aggregate principal amount of $550.7 million due within the next 12 months. See Note 9. “Convertible Senior Notes” to the condensed consolidated financial statements for additional information on our convertible senior notes.

We were in compliance with all debt covenants at September 30, 2024.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of September 30, 2024.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $207.8 million for the nine months ended September 30, 2024 compared to net cash provided by operating activities of $219.9 million for the nine months ended September 30, 2023. The year-over-year change was primarily driven by higher incentive compensation payments.

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

Cash from Investing Activities

Cash used in investing activities was $94.4 million for the nine months ended September 30, 2024, and $119.8 million for the nine months ended September 30, 2023. Amounts for both periods relate to payments for capitalized software development costs associated with ongoing projects to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $6.3 million and $12.6 million for the nine months ended September 30, 2023, primarily reflecting lower proceeds from the employee stock purchase plan.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$207,778	$219,939
Capital expenditures	(4,658)	(10,060)
Capitalized software development costs	(89,750)	(109,781)
Free Cash Flow	$113,370	$100,098

Free cash flow was $113.4 million for the nine months ended September 30, 2024, compared to $100.1 million for the nine months ended September 30, 2023. The year-over-year change was driven by decreases in payments for capitalized expenditures and capitalized software development costs, offset by higher incentive compensation payments.

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

No single Client represented over 10% of consolidated revenues for the three or nine months ended September 30, 2024 or 2023. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. For the nine months ended September 30, 2024, revenue from the five largest customers accounted for 31% of total Integrated Care segment revenue. For the BetterHelp segment, there is no significant concentration risk as substantially all revenue is generated from individuals in the direct-to-consumer market.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended September 30, 2024, the following officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Securities Act of 1933), which was intended to satisfy the affirmative defense of Rule10b5-1(c):

On September 13, 2024, Michael Waters, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 105,703 shares of our common stock through December 2025.

Item 6. Exhibits

Exhibit
Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

10.1	Release and Separation Agreement, dated as of September 27, 2024, by and between Teladoc Health, Inc. and Michael Waters.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: October 31, 2024	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer

Date: October 31, 2024	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer