Form 10-K
period 2024-12-31
Teladoc Health, Inc.
filed 2025-02-27
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,666,071,704. The registrant has no non-voting stock outstanding.
As of February 18, 2025, there were 173,672,032 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2025 annual meeting of stockholders are incorporated by reference in response to Part III of this Report to the extent stated herein.

____________________________________

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” Many statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates”, “believes”, “suggests”, “targets”, “projects”, “plans”, “expects”, “future”, “intends”, “estimates”, “predicts”, “potential”, “may”, “will”, “should”, “could”, “would”, “likely”, “foresee”, “forecast”, “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to the section entitled “Risk Factors” in this Form 10-K and in our other reports and Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.
Item 1.    Business
Overview
Teladoc Health is the global leader in virtual care, forging a new healthcare experience with better convenience, outcomes, and value. Our mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience.
Teladoc Health was founded on a simple, yet revolutionary idea: that everyone should have access to the best healthcare, anywhere in the world on their terms. Today, we have a vision of making virtual care the first step on any healthcare journey, and we are delivering on this mission by providing virtual care that includes primary care, mental health, chronic condition management, and more.
We have developed and built upon our diverse capabilities over the course of more than 20 years, evolving our product and service portfolio from a suite of point solutions to an integrated offering. We are creating a unified and personalized consumer experience, developing technologies to connect patients and extend the reach of care providers, delivering the highest standard of clinical quality at every touchpoint, and enhancing health decisions and outcomes with smart data and actionable insights. Regardless of people’s healthcare needs, across any site of care, we aim to provide the right level of personalized support to meet that need.
We believe that we have the largest breadth of integrated products and services in the virtual care industry, enabling us to treat the whole person, from mental healthcare to physical healthcare, and from acute episodic needs to chronic needs. We strive to be the “front door” to the healthcare system for our members, with a unique ability to connect them to the care they need. People who come to us with one of these needs are in turn much more likely to rely on us for other healthcare needs, which creates the opportunity for us to build longitudinal relationships, with care that’s personalized for each individual.
We aim to achieve our vision of making virtual care the first step on any healthcare journey by delivering, enabling, and empowering integrated virtual care services and experiences that span every stage of the healthcare journey.

We offer a portfolio of services and solutions covering hundreds of medical subspecialties, bolstered by technology, artificial intelligence ("AI"), machine learning and human expertise to provide an effective care experience that people value and trust. By combining the latest in data science and analytics with an award-winning user experience through a set of highly flexible integrated technology platforms, we completed approximately 17.3 million telehealth visits in 2024 through our business-to-business ("B2B") and direct-to-consumer ("D2C") channels. We provide access to healthcare through our portfolio of consumer brands 24 hours a day, 7 days a week, and 365 days a year.
We have two reportable segments: Teladoc Health Integrated Care (“Integrated Care”) and BetterHelp.
Our Integrated Care segment includes a suite of global virtual medical services including general medical, expert medical services, specialty medical, chronic condition management, mental health, and enabling technologies and enterprise telehealth solutions for hospitals and health systems. Services in this segment are distributed primarily on a B2B basis.
Our BetterHelp segment primarily consists of our market leading D2C mental health platform. The online counseling and therapy services are provided via our network of over 35,000 licensed clinicians leveraging our platform for web, mobile app, phone, and text-based interactions.
Who We Serve
As of December 31, 2024, approximately 94 million members in the United States (“U.S.”) have access to one or more of our products and services. The customers of our Integrated Care segment primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual consumers who utilize our solutions. Clients and individual consumers purchase our solutions to expand access to convenient, affordable, and high-quality healthcare to their constituents and to reduce their healthcare spending. Our solutions offer our Clients substantial savings opportunities and an attractive return on investment. As part of this segment, we sell to our Clients on behalf of their beneficiaries, including employees and health plan members. In our various sales channels, a range of third parties, including health plans, pharmacy benefits managers, financial institutions, brokers, agents, benefits consultants, and resellers, sell our solutions to various end markets around the world. Our BetterHelp segment primarily sells directly to individual consumers.
How We Generate Revenue
For the year ended December 31, 2024, 86% of our consolidated revenue was derived from access fees. To a lesser extent, we generate revenue from visit fees as well as sales of hardware and other related services to hospital and health systems, which is reported in "other revenue".
Integrated Care Segment
Our Integrated Care segment primarily generates revenue on a contractually recurring, access fee basis. Clients pay monthly access fees on a per-member-per-month ("PMPM") model, or on a per-participant-per-month ("PPPM") model, based on the number of actively enrolled members each month. This segment also generates revenue from health system and provider Clients related to our licensed technology platform, primarily in the form of recurring access fee revenue as well as from the sale and lease of devices such as robots, carts, and tablets.
Some of our contracts place a portion of our fees at risk or provide an opportunity to earn performance-based payments for achieving specific targets for service-level metrics, cost savings, and/or clinical outcomes.
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

Our Integrated Care segment strategy is focused on enhancing our position and pursuing growth vectors, including four key objectives:
•Grow our Client and membership base, and further the engagement and usage of our service offerings;
•Leverage clinical strength and product breadth to deepen impact on patient care and outcomes;
•Expand and deepen our global business across key markets, customer channels and product offerings; and
•Advance our scaled mental health position to increase access and serve needs of more people.
BetterHelp Segment

In our BetterHelp segment, we primarily generate revenue from paying users who most commonly pay a weekly or monthly fee to access our network of psychotherapists as well as to use our BetterSleep app designed to help people improve their sleep quality and overall well-being.

Our BetterHelp strategy is focused on stabilizing results and returning to long-term growth, including four key objectives:
•Grow our underlying user base, and sustain or increase engagement levels and related fundamentals;
•Advance our value proposition through product features, services, and other enhancements;
•Further expand our international position through more localized offerings (language and therapists); and
•The ability for our user base to access benefit coverage for mental health, where applicable.
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
Our Competitive Strengths
We believe that Teladoc Health is the leading global virtual healthcare provider because of our strong competitive advantages that address the most pressing challenges and trends in the delivery of healthcare around the world. We believe our history of innovation and long-standing operational excellence provide us with significant first-mover advantages, and we continue to invest and expand our services and geographic footprint globally. As the first comprehensive virtual healthcare company providing integrated care at scale, we have pioneered solutions and created what we believe are collectively the telehealth industry’s first and only offerings of their kind. Our competitive advantages allow us to deliver integrated care solutions that create and demonstrate positive clinical outcomes for our members and strong return on investment for our Clients.
Comprehensive Suite of Virtual Healthcare Clinical Services
We believe that we are the first and only company to provide a comprehensive and integrated virtual healthcare solution that both provides and enables care for a full spectrum of clinical conditions, including wellness and prevention, acute care, chronic conditions, and complex healthcare needs. We also provide a broad range of programs and services, including primary and specialty care telehealth solutions, chronic condition management, expert medical services, mental health solutions, and platform & program services.

Global Footprint Spanning Clients, Medical Operations and Members
We believe we have the only global virtual healthcare footprint spanning a diverse set of Client channels, medical operations, and members. Combining our suite of international clinical capabilities with our technology and operational scale uniquely equips us to meet the needs of multinational employers.
Unmatched Breadth of Solutions for Clients Across All Channels Served
We deliver a comprehensive set of solutions to a diverse Client population through a highly efficient and effective distribution network wherein we reach Clients and individuals in our Integrated Care segment through our Clients and channel partners. In our BetterHelp segment, we primarily market our solution directly to potential members.
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
Intelligent, Adaptable and Innovative Solution to Integrated Care
We have taken an innovative approach to technology to address integrated care. We have fused technology, logistics, and behavioral and clinical science, with data science serving as the intelligent connective tissue that powers our integrated care model. We have a large and unique set of data points that gives us a longitudinal understanding of an individual’s clinical truth and enables us to engage in a holistic stepped care model. We integrate capabilities for our members across health plan, employer, and health system relationships, in a way that we believe is unique in the industry.
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
We leverage and develop a unique combination of cloud-based technology that integrates smart connected devices with sophisticated data science to deliver personalized health insight. For example, we provide a unique and proprietary blood glucose meter to members enrolled in our diabetes program. This Class II, U.S. Food and Drug Administration (“FDA”)-cleared medical device includes a cellular antenna and color touchscreen to provide seamless integration with our platform. Our proprietary software relays the blood glucose measurements and user inputs to our cloud service, and then displays targeted communications and AI-selected “nudges” based on the current context and medical history of the member. These communications are dynamically personalized and optimized using our algorithms to deliver improved clinical health outcomes, which drives value to the healthcare ecosystem. The software on the device can also be remotely upgraded through the cellular antenna to deliver usability improvements and program enhancements.
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
We apply analytics to the de-identified data points generated in our millions of visits with patients to continuously improve the clinical quality of our services. These data sets and insights are applied to enhance the ability of providers in the THMG Association (as defined below) to deliver quality care through tools such as provider dashboards, as well as serving as a foundation for clinical innovation and collaboration with other leading healthcare organizations that are focused on the advancement of virtual care delivery.
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
Our mobile app is foundational for us as we have redefined virtual healthcare delivery. Our unified mobile app seamlessly offers members access to all of our virtual health services within a single, modern, user-friendly digital experience, under the Teladoc Health brand to support member engagement, multi-program enrollment, and longitudinal relationships with members. In addition, our integrated smart devices, such as our cellular blood glucose monitor, provide additional touch points for engaging members with relevant AI driven nudges to drive behavior change and improved health outcomes.
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
Within existing Clients, we believe our current membership represents only a portion of the potential members available to us. Our existing health plan Clients and self-insured Clients associated with these health plans currently purchase our solutions for only a portion of their beneficiaries in the aggregate, and we estimate this provides us the opportunity to grow our membership base by expanding our penetration within our existing Clients. We also have substantial room to drive cross-sell opportunities of chronic condition management products into our Client base of telehealth customers.
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
We also plan to continue to expand BetterHelp to additional international markets through more localized offerings.

Drive Direct-To-Consumer Channel Growth
We plan to continue driving growth through investments in our D2C channels, which primarily includes our BetterHelp segment. Relative to our mental health capabilities, BetterHelp is the leader in the D2C therapy market, both in terms of the number of individuals enrolled and the number of licensed professionals who provide services on the platform. The scale of our data and provider network, powered by our data science capabilities, creates a competitive advantage for us in providing an optimal match of an individual with a provider, increasing the rate of success in therapy. We leverage diverse customer acquisition channels and increase organic sources of traffic, which reduces dependence on any single source of member acquisition. Even with our strong historical growth, we believe there is substantial untapped growth potential, both domestically and internationally. Historically, almost half of individuals seeking care from BetterHelp have never sought therapy before, suggesting that the availability of high quality, convenient, consumer friendly virtual mental healthcare is expanding the mental healthcare market. We have also begun to explore the ability for users to access insurance coverage for BetterHelp services.
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
Competition
We view our competitors as those companies that currently (or in the future will) (i) provide virtual care services, such as the delivery of on-demand access to healthcare and chronic condition management and/or (ii) develop and market virtual care technology (devices, software, and systems) . Competition focuses on, among other factors, experience in operation, customer service, quality of technology and know-how, ability to generate and demonstrate clinical and financial outcomes for clients, and reputation.
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
Teladoc Health Medical Group, P.A.
We provide business support and administrative services pursuant to a services agreement with our affiliated clinical entities, including Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”), which operate our Integrated Care telehealth provider network. We do not own THMG, which is a 100% physician-owned independent entity, or the professional corporations with which it contracts. Instead, THMG and the professional corporations (collectively, the “THMG Association”) are owned by physicians licensed in their respective jurisdictions. Under the services agreement with THMG, we have agreed to serve, on an exclusive basis, as manager and administrator of the THMG Association’s non-clinical functions and services related to the provision of the telehealth services by providers employed by or under contract with the THMG Association. The non-clinical functions and services we provide under the services agreement primarily include member management services, such as maintaining network operations centers for our members to request a visit with the THMG Association’s providers, member billing and collection administration, and maintenance and storage of member medical records. THMG has agreed to provide our members, through its providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The services agreement also requires THMG to maintain the state licensure and other credentialing requirements of its providers. The services agreement has a 20-year term unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non-terminating party, a material breach of the services agreement by the non-terminating party, or a governmental or judicial termination order related to the services agreement. The THMG Association is considered a variable interest entity and its financial results are included in Teladoc Health’s consolidated financial statements.
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
Due to the higher cost of customer acquisition during the end-of-year holiday season, our BetterHelp segment has historically reduced marketing activity during the fourth quarter. As a result of this dynamic, we have typically experienced fewer new member additions and strong operating income performance in the fourth quarter. Conversely, as marketing activity typically resumes at the start of the year, we typically experience weak operating income performance during the first quarter as new customer acquisition and revenue growth lags marketing spend.
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
U.S. Corporate Practice of Medicine; Fee Splitting
We contract with physician-owned professional associations and professional corporations to deliver our U.S. telehealth services to their patients. We enter into business support services contracts with these physician-owned professional associations and professional corporations pursuant to which we provide them with non-clinical functions and services related to the provision of the telehealth services by the providers, such as maintaining network operations centers for our members to request a visit with the providers, member billing and collection administration, and maintenance and storage of member medical records, and the professional associations and professional corporations pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as clinician scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine. Numerous states, including Oregon, Washington, California, Massachusetts, and Connecticut have introduced or are currently introducing bills to codify and strengthen their corporate practice of medicine prohibitions. If such bills are passed into law, it may necessitate a change in the way we contract with the THMG Association and the BetterHelp platform.
State corporate practice of medicine and fee splitting laws vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Regulatory authorities or other parties, including the THMG Association's providers, may assert that, despite our contractual arrangements with the THMG Association and the BetterHelp platform, we are directly engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or the THMG Association's providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, invalidation of certain contracts, demands to repay reimbursements from third party payors, loss of provider licenses, the need to make changes to the terms of engagement of the THMG Association's providers that interfere with our business and other materially adverse consequences.
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
Health Information Privacy and Security Laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. In addition, numerous states, including California, Colorado, Washington, Nevada, and Connecticut amongst others, have passed consumer privacy laws intended to supplement the protections provided by HIPAA, Teladoc Health, the THMG Association and its providers, our health plan Clients and our employee welfare benefit plan Clients are all regulated as covered entities under HIPAA, and are required to comply both with HIPAA and applicable state privacy laws. HIPAA’s requirements are also directly applicable to the independent contractors, agents, and other “business associates” of covered entities that create, receive, maintain, or transmit PHI in connection with providing services to covered entities. We are also at times a business associate of other covered entities when we are working on behalf of our affiliated medical groups.
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
State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. We expect federal and state HIPAA privacy and security enforcement efforts to continue to increase.
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
Many states in which we operate and in which our members reside also have laws that protect the privacy and security of personal information, including health information. These laws may be similar to, or even more protective, and may apply more broadly than HIPAA and other federal privacy laws, or they apply to personal information that HIPAA does not regulate. For example, the California Consumer Privacy Act of 2018 (“CCPA”) protects the personal information of California consumers regardless of the location of the business holding the information. The California Privacy Rights Act (“CPRA”) provides additional rights for California consumers and went into effect on January 1, 2023. Numerous states have enacted, or are currently reviewing, legislation that is similar to the CCPA and/or CPRA. For example, the Texas Data Privacy and Security Act and the Oregon Consumer Privacy Act both became effective on July 1, 2024, and the Montana Consumer Data Privacy Act became effective on October 1, 2024. There are also bills that have been approved or are going through the legislative process in many more states. Where state laws are more protective than HIPAA or apply more broadly than HIPAA, or apply to different personal information than HIPAA, we must comply with the state laws we are subject to in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is potential for a new federal privacy law or federal breach notification law, to which we may be subject.
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
As of December 31, 2024, we employed approximately 5,500 people, comprised of approximately 84% full-time employees and 16% part-time employees. In addition, we augment our employee base with contractors to meet resource needs and to increase flexibility in managing our expense base. Of the total employee population as of December 31, 2024, approximately 60% of our employees worked in the U.S. and 40% worked in our international locations. We contract with a network of providers operating through the THMG Association and the BetterHelp platform. In order to ensure predictable availability of providers and a consistent member experience, we expect that THMG will hire more employees and rely less on contractors.
We continue to look for ways to expand a range of programs and initiatives that are focused to attract, develop and retain our workforce. We have enhanced our talent efforts in recent years to include:

Supporting Employees through Our Products and Services. We offer our employees full access to our diverse portfolio of integrated health solutions, including free mental health resources, digital health devices, and on-demand access to the employee assistance program for employees and their dependents.
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
Business Resource Groups. Our business resource groups (“BRGs”) include a focus on LGBTQ+, women, multicultural, military veterans, neurodiversity and differing physical and mental abilities, working parents and caregivers, and generational interests of employees who are engaged in four key pillars:
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
We set out to advance positive social change in our communities with a 2024 achievement of volunteering more than 19,000 hours around the globe. This was a monumental achievement that was consistent with our values, including those of respecting and taking care of people, doing what’s right, and succeeding together. For 2025, we have continued to challenge ourselves and set goals for volunteer hours to do good and give back to our communities.
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
•our ability to compete successfully in competitive markets, including implementing effective solutions that meet the expectations of our Clients and members;
•failures of our or our vendors' cybersecurity measures that expose the confidential information of us, our Clients or members;
•our ability to operate in the heavily regulated healthcare industry, and comply with regulations concerning data privacy, including personally identifiable information and personal health information;
•our ability to recruit, retain and develop our workforce, and in particular software engineers, as well as a network of qualified providers;
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
•our expectations and management of potential growth, including our ability to introduce new products, markets and any change in product mix that impacts our profitability;
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
•current and potential future legal proceedings against us and that the insurance we maintain may not fully cover all potential exposures; and
•our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto, and their impact on our financial condition and results of operations.
Risks Related to Our Financial Position
We have a history of cumulative losses, which we expect to continue, and we may never achieve or sustain profitability.
We have incurred significant losses in each period since our inception. We incurred net losses of $1,001.2 million and $220.4 million for the years ended December 31, 2024 and 2023, respectively. The net loss for the year ended December 31, 2024 included a non-cash goodwill impairment charge of $790.0 million as discussed further below. As of December 31, 2024, we had an accumulated deficit of $16,229.9 million. These losses and accumulated deficit reflect the large non-cash impairment charge for our goodwill and the substantial investments we have made to expand our business and scope of services, acquire new Clients and members, build our proprietary network of healthcare providers, and develop our technology platform. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors and cash flow needs, we may need to raise additional capital through debt or equity financings to fund our operations, and such capital may not be available on reasonable terms, if at all.
A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations.
Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the years ended December 31, 2024 and 2023, our top five Clients by revenue accounted for 18% and 19% of our total revenue, respectively, and 31% and 34% of our Integrated Care segment revenue, respectively. In addition, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of Clients, including our largest Clients. The loss of any of our key Clients, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, profitability, and our reputation. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and members.
We may incur additional non-cash impairment charges for our goodwill or incur non-cash impairment charges for our other intangible assets which would negatively impact our operating results.
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

As a result of sustained decreases in our publicly quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit, we conducted an interim test of our goodwill, definite-lived intangibles, and other long-lived assets at June 30, 2024. Following this test, we did not identify an impairment to our definite-lived intangible assets or other long-lived assets, but recorded a $790.0 million non-deductible, non-cash goodwill impairment charge for the three months ended June 30, 2024. As of December 31, 2024, our balance of definitive-lived intangible assets, net was $1.4 billion and goodwill, all of which relates to the BetterHelp segment, was $0.3 billion.
On October 1, 2024, we performed our annual goodwill impairment test and determined that, while there was a significant excess of the BetterHelp reporting unit’s fair value over its carrying value, the Integrated Care reporting unit’s fair value was less than its carrying value. If we complete any acquisitions of businesses that would be included in the Integrated Care reporting unit, including the acquisition of Catapult Health, LLC (“Catapult Health”), some or all of any goodwill associated with the acquisition could be subject to an immediate impairment depending on the Integrated Care segment’s then-current fair value. In the event there are further adverse changes in our projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill or other intangibles and/or long-lived assets. Such non-cash charges could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.
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
The virtual care market continues to develop, and it is uncertain whether it will continue to achieve and sustain high levels of demand, consumer acceptance, and market adoption. The COVID-19 pandemic increased utilization of virtual care services, but it is uncertain whether such increase in demand will continue in the long-term. Our success will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to continue to demonstrate the value of virtual care to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. Negative publicity concerning our solutions, or the virtual care market as a whole, could limit market acceptance of our solutions. If our Clients or members do not perceive the benefits of our solutions, or if our solutions do not drive member engagement, then our market may not continue to develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of virtual care could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.
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
The virtual care market is competitive, and we expect it to continue to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the virtual care industry for our solutions from a range of companies, including specialized software and solution providers that offer competitive solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Aside from other competing virtual care companies and smaller industry participants, we also face competition from companies that offer solutions for mental health and management of chronic conditions, and enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies. In addition, large, well-financed health plans, technology companies and retailers have in some cases developed or acquired their own tools and may provide these solutions to their customers at discounted prices. Competition from these parties may result in a loss of Clients and will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability, and market share. Increased competition has also resulted in elongated sales cycles for certain products, including chronic condition management solutions, which may continue to reduce our growth and could negatively impact our sales, profitability, and market share.
Some of our competitors may have, or new competitors or alliances may emerge that have, greater name recognition, a larger customer base, longer operating histories, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. Any further consolidation in the virtual care market may exert downward pressure on prices of our products and services and may have a material adverse impact on our business, financial condition, or results of operations. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our markets, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential Clients or members may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete, our business, financial condition, and results of operations would be materially adversely affected.
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
We generally enter into contracts with our Clients for a subscription access or usage fee. Most of our Clients have no obligation to renew their contracts for our solutions after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth and profitability may be constrained.
In addition, after the initial term, a significant number of our Client contracts allow Clients to terminate such agreements for convenience at certain times, typically with three months advance notice. We typically incur the expenses associated with integrating a Client’s data into our healthcare database and related training and support prior to recognizing meaningful revenue from such Client. Access fee revenue is not recognized until our products are implemented for launch. If a Client terminates its contract early and revenue and cash flows expected from a Client are not realized in the time period expected or not realized at all, our business, financial condition, and results of operations could be adversely affected.
Similarly, individual members who utilize our BetterHelp services have no obligation to renew their subscriptions, and the number of BetterHelp paying users has been declining in recent periods. In 2024, BetterHelp paying users decreased by 11% to 0.41 million. Failure of additional BetterHelp paying users to renew their subscriptions could cause the revenue of our BetterHelp segment to further decline or constrain any future growth.
Failure to successfully execute on the terms of our contracts could result in significant harm to our business.
Our ability to grow and expand our business is contingent upon our ability to achieve desired performance metrics, cost savings, and/or clinical outcomes improvements under our existing contracts and to favorably resolve contract billing and interpretation issues with our Clients. The healthcare industry has shifted toward value-based care, and increasingly our contracts place a portion of our fees at risk or provide for gain share opportunity based on achieving such metrics, savings, and/or improvements. We cannot guarantee that we will achieve and reach mutual agreement with Clients with respect to contractually required performance metrics, cost savings and/or clinical outcomes improvements under our contracts within the expected time frames. Unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services could adversely affect our ability to achieve desired performance metrics, cost savings, and clinical outcomes. Our inability to meet or exceed the targets under our Client contracts could have a material adverse effect on our business, financial condition and results of operations. Also, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.
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
The number of individuals employed by some of our Clients has decreased, and the number of individuals employed by our Clients may in the future decrease, as a result of economic conditions or other factors, which could negatively impact our revenue. If the number of individuals covered by our employer, health plan and other Clients decreases, or the number of applications or services to which they subscribe decreases, for any reason, our revenue will likely decrease. Similarly, if the engagement of our members with our usage-based services decreases, our revenue could decrease.
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
Our longer-term results of operations and any growth will depend in part on our ability to successfully develop and market new applications and services that our Clients and members want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development and acquisitions to enhance our existing solutions and introduce new high-quality applications and services. If existing Clients are not willing to make additional payments for such new applications, or if new Clients and members do not value such new applications, it could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solutions and services on a timely basis, we may lose Clients or members. Our results of operations would also suffer if our innovations are not responsive to the needs of our Clients and members, appropriately timed with market opportunity, or effectively brought to market.

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
The growth of our business in recent years has strained our business, technology, operations, and employees, and we anticipate that our Integrated Care segment operations will continue to expand. To manage our current and any anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems, and controls. For example, we have upgraded our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems in connection with our acquisition and integration activities, and implemented a new EMR system for certain products. Any expected benefits from these systems will be gradual or may not be realized at all, and there could be integration issues or inefficiencies as operators learn the new system. In addition, the introduction of a new system can lead to errors and loss of data or may not work as intended. The integration process between new and legacy systems may lead to temporary manual processes and possible data integrity issues. If our data were found to be inaccurate or unreliable due to error or fraud, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems, including our new EMR system, and data integrity effectively, we may not achieve the intended benefits of the new system and could experience operational disruptions that may impact our members and providers and hinder our ability to provide services, retain and attract members, and manage our member risk profiles. We must also attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, finance and accounting personnel, and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. Additionally, our growth strategy requires the collection, storage, and analysis of a high volumes of data from internal and external sources. Failure to effectively utilize our current data or establish and integrate new systems of data capture may adversely impact our ability to achieve our strategic goals and business plans.
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
Failure to effectively manage our growth could also lead us to overinvest or underinvest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to continue to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain Clients and members.
We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business, including the introduction of new products and solutions, the expansion of BetterHelp into additional international markets and pursuing insurance coverage for BetterHelp in the U.S.. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.
Recently we have implemented operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. We may not realize the benefits of these initiatives to the extent or on the timing we anticipated and the ongoing difficulties in implementing these measures may be greater than anticipated and/or offset by inflationary pressures, which could cause us to incur additional costs. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional expenses and adversely impact our ability to achieve our other strategic goals and business plans.
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
Our business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, any future growth would be limited and our business, financial condition, and results of operations would be harmed.
Our success is dependent upon our continued ability to maintain a network of qualified providers, and demand for such providers in both our Integrated Care and BetterHelp segments has become increasingly competitive. In order to ensure predictable availability of providers and a consistent member experience, we expect that the THMG Association will continue to hire more employed providers and rely less on contractors. If the THMG Association is unable to recruit and retain board-certified physicians, advanced practice providers, mental health providers, and other healthcare professionals, or unable to augment its employee base with contractors to meet resource needs, it would adversely affect our business, financial condition, results of operations, and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive and reliable service for our Clients and members, or difficulty meeting regulatory or accreditation requirements.
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

Failure to adequately develop our direct sales force could impede our growth.
We believe that our future growth will depend on the continued development of our direct sales force and our ability to obtain new Clients and to manage our existing Client base. Identifying and recruiting qualified personnel and training them requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer, and our growth will be impeded.
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
Similarly, economic conditions may impact the ability of our members to pay for our BetterHelp services, particularly if such services are perceived by members to be discretionary and too expensive, new users continue to decline or if we are unsuccessful in obtaining insurance coverage for BetterHelp in the U.S. For example, BetterHelp paying users decreased during 2024, and any further decrease in, or reduction in growth of, the number of paying users who utilize our BetterHelp services would negatively impact our business, financial condition and results of operations.
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
•the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable Client implementation and launch timelines and performance guarantees;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•the effectiveness of our revenue cycle management processes;
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
Despite the terms in our supply agreements, our suppliers may encounter problems that limit their ability to supply products to us, including financial difficulties, imposition of tariffs that impact the suppliers' ability to perform their obligations or significantly increase the amount we pay, labor shortages, shutdowns related to a pandemic or other emergency, shipping delays, or damage to their manufacturing equipment or facilities. As a result, our ability to purchase adequate quantities of our products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose Clients or members, our reputation may be harmed, and our business could suffer. For certain of our contracts, we have obligations to provide a blood glucose meter and other supplies to new members within a certain specified period of time, and/or to provide replacements for defective blood glucose meters within a certain specified period of time. If we are regularly unable to meet those obligations, our channel partners, resellers, or Clients may decide to terminate their contracts.
Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality, and delivery schedules. Moreover, we may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us, including as a result of economic conditions or other supply chain disruptions. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solutions, our quality control standards, and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures, or civil penalties. It could also require us to cease using the components, seek alternative components or technologies, and modify our solutions to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our business, financial condition, and results of operations.
From time to time our devices may also be subject to expiration and/or end-of-life from our manufacturers. Failure to effectively mitigate this via safety-stock, new manufacture, or equivalent products could impair our ability to provide care to members.
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
Our international business is subject to political, legal and compliance, operational, regulatory, economic, and other risks resulting from differing legal and regulatory requirements, political, social, and economic conditions and unforeseeable developments in a variety of jurisdictions. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets, and pricing constraints. Our international solutions need to meet country-specific Client and member preferences as well as country-specific legal requirements, including those related to licensing, credentialing, virtual care, privacy, data storage, location, protection, and security. Our ability to conduct virtual care services internationally is subject to the applicable laws governing remote healthcare, including online counseling and therapy services, and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to country and are enforced by governmental, judicial, and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, clinicians, services agreements, and customer arrangements. We earned approximately 16% of revenue internationally in 2024, and we expect this may increase as BetterHelp continues to expand internationally.
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
•changes to economic sanctions laws and regulations and imposition of tariffs;
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
•political unrest, war, terrorism, economic instability, curtailment of trade, epidemics (such as the COVID-19 pandemic), or regional natural disasters, particularly in areas in which we have facilities.
Our overall success in international markets depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition, and results of operations may be materially adversely affected. As of our efforts to expand BetterHelp into additional international markets continues, the risks described above may continue to grow as well.
We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers and other senior leaders, and on our ability to attract and retain qualified leaders. These individuals are at-will employees and therefore they may terminate employment with us at any time with no advance notice. In connection with the hiring of our new chief executive officer and subsequent changes to our operational structure, we have had several recent executive transitions in 2024. There may be additional changes in our senior management team resulting from the hiring or departure of executives or other key employees or from additional changes to our operational structure, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
We cannot predict the likelihood, timing or effect of future transitions among our senior leadership. The loss of the services of our executive officers or other key employees, or inability to attract and retain qualified leaders, could impede the achievement of our objectives and harm our ability to successfully implement our business strategy. For example, certain of our employees have taken on increased responsibilities in light of this turnover, which could divert attention from key business areas, and the realignment of our leadership structure could result in a lack of clear ownership for key products and processes.
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
In addition, in making employment decisions, job candidates often consider the value of the equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense other equity-based compensation or our efforts to limit stockholder dilution from our equity compensation programs have discouraged us in the past, and may discourage us in the future, from granting the size or type of equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition, and results of operations.
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

If we fail to develop widespread brand awareness cost-effectively, or are subject to widespread negative media coverage or social media engagement, our business may suffer.
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
Our Clients, members and other individuals may also engage with us online through social media pages or provide feedback and public commentary about all aspects of our business and industry. Information concerning us or our services, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity to respond and could materially adversely affect our business, financial condition and results of operations.
Our BetterHelp marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely affect our business, financial condition, results of operations, and cash flows.
BetterHelp represented 41% of our total consolidated revenue in 2024. We spend significant resources marketing this service, and the cost of customer acquisition increased in 2024. Any decrease in the amount or effectiveness of our BetterHelp marketing efforts could lead to lower revenue or growth and profitability of this business. Further, if the cost of customer acquisition for BetterHelp remains elevated or continues to increase, it could materially adversely affect our business, financial condition and results of operations.
In addition, we rely on relationships for our BetterHelp business with a wide variety of third parties, including internet search providers such as Google, social networking platforms such as Facebook, internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. If these third parties and social networking platforms materially change how they permit companies to advertise with them, it could materially adversely affect our business, financial condition and results of operations. Also, in connection with the launch of new services or products, features or markets for our BetterHelp business, we may spend a significant amount of resources on marketing, which could divert resources from marketing efforts for our core BetterHelp service, which could lead to a decrease in the acquisition of new paying users for that service. The ability of our advertising spend to efficiently attract new members and increase engagement of current members has led to a decline in visit volume and revenue. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of individuals visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.
In order to support the growth of our business, we have and may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2024 and 2023, our net cash provided by operating activities was $293.7 million and $350.0 million, respectively. As of December 31, 2024, we had $1,298.3 million of cash and cash equivalents which are held for working capital purposes, capital expenditures, and other corporate purposes. As of December 31, 2024, we had outstanding $1,000.0 million of 1.25% convertible senior notes due 2027 (the “2027 Notes”), $0.7 million of 1.375% convertible senior notes due 2025 (the “2025 Notes”), and $550.0 million of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. ("Livongo") for which we agreed to assume all of Livongo's rights and obligations (the "Livongo Notes," and together with the 2027 Notes and 2025 Notes, the "Notes").
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. An aggregate principal amount of $550.7 million of the Notes is due in 2025. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, make necessary capital expenditures and fund our operations. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our business, financial condition, and results of operations. We may settle conversions of the Notes through payment or delivery, as the case may be, of cash, shares of our common stock, or a combination of cash and shares of our common stock. The amount of cash paid, or number of shares delivered, in connection with any conversion may be material and could result in a significant depletion in the cash available to fund our operations or significant dilution to our stockholders.
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
The investment of our cash and cash equivalents is subject to risks which may cause losses and affect the liquidity of these investments.
At December 31, 2024, we had $1,298.3 million in cash and cash equivalents. Our investments may also include commercial paper, securities issued by the U.S. government obligations, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Foreign currency exchange rate fluctuations could adversely affect our business, financial condition and results of operations.
Our business is exposed to fluctuations in exchange rates. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability and cash flows. Future business operations and opportunities, including any continued expansion of our business outside the U.S., may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. In the event we are unable to offset these risks, there may be a material adverse impact on our business, financial condition, and results of operations. In appropriate circumstances where we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Even where we implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign currency exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, costs to implement the strategies, and potential accounting implications. Nevertheless, exchange rate fluctuations may either increase or decrease our revenues and expenses as reported in U.S. dollars. Moreover, foreign governments may restrict transfers of cash out of the country, control exchange rates and enforce exchange controls. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, financial condition, and results of operations.
Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition, and results of operations.
Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), war, and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, the COVID-19 pandemic, including its variants, disrupted the normal operations of our business, and any other similar pandemic or epidemic may result in the same among other impacts. As another example, our headquarters are located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our Clients and members would be impaired or we could lose critical data. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition and results of operations and harm our reputation. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or material adverse effects on our business.
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

Likewise, our third-party vendors have experienced cybersecurity incidents in the past that have impacted us. To date, management has not determined that any cybersecurity incidents the Company has experienced, including incidents our third-party vendors have experienced, have resulted in, or are reasonably likely to result in, a material impact to our business. We learn from these incidents and adjust controls and incident response procedures as needed. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive Client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our Clients or members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect Client, member, or investor confidence in us, and reduce the demand for our services from existing and potential Clients or members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Applicable data protection laws, privacy policies, or data protection obligations may require us to notify affected individuals, regulators, customers, credit reporting agencies, and others in the event of a security breach. Members about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable data protection laws, privacy policies, and data protection obligations. Claims that we have violated individuals’ privacy rights or breached our data protection obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
Also, the threat of ransomware could result in large-scale business disruption and data breach. A successful attack could shut down our ability to provide our services for an extended period of time, the result of which would be the loss of revenue, potential fines and costs associated with data loss, as well as a blemished reputation that could hinder our ability to retain and attract Clients and members.
Our proprietary software may not operate properly or meet the expectations of our Clients or members, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business, financial condition, and results of operations.
Our application platform provides our members and providers with the ability to, among other things: register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); conduct a visit (via video or phone); use our devices to collect health information; and initiate an expert medical service. Proprietary software development is time consuming, expensive, and complex, and may involve unforeseen difficulties. From time to time we have encountered design and technical obstacles that have led to performance and usability challenges, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly or meeting the expectations of our Clients or members. We continue to implement software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve Client or member expectations in terms of performance, Clients or members could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain Clients and members, and could have a material adverse effect on our business, financial condition, and results of operations.
Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects, or errors in our existing or new software and applications and services may arise in the future and may result from interface of our solutions with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation, incomplete clinical information for our members and increased service and maintenance costs. Defects or errors may discourage existing or potential Clients or members from purchasing our solutions from us or may cause existing Clients to terminate their relationship with us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition, and results of operations.
If we cannot implement our solutions for Clients, enroll members or resolve any technical issues in a timely manner, we may lose Clients or members and our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
Our Clients utilize a variety of data formats, applications, and infrastructure and our solutions must support our Clients’ data formats and integrate with complex enterprise applications and infrastructures. If our virtual care platform does not currently support a Client’s required data format or appropriately integrate with a Client’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our Clients’ implementation schedules. As a result, if our Clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the Client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Clients could become dissatisfied and decide not to increase utilization of our solutions or not to implement our solutions beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our Client relationships. In addition, our growth in recent years has led to multiple eligibility systems that has at times caused, and may in the future cause, challenges regarding member eligibility verification, which could result in member inability to access care, decreased enrollment and other negative business and financial impacts, including increased administrative costs.
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
Our ability to conduct our business in a particular U.S. state or non-U.S. jurisdiction is directly dependent upon the applicable laws governing virtual healthcare, the practice of medicine, and healthcare delivery in general in such location which are subject to changing political, regulatory, and other influences. With respect to virtual care services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in litigation and the suspension or modification of our virtual care operations in certain states. With respect to expert medical services, we believe that they do not constitute the practice of medicine in any jurisdiction in which we provide them. However, the extent to which a U.S. state or non-U.S. jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by medical boards, state attorneys general, or the other relevant regulatory and legal authorities, each with broad discretion.

In addition, our BetterHelp segment and the industry as a whole has come under increasing scrutiny from government regulators in recent years, including as a result of the industry’s growing profile due to the COVID-19 pandemic. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the laws. Additionally, it is possible that the laws and rules governing the practice of medicine, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.
In our U.S. telehealth business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide medical services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with the THMG Association's providers or our Clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.
The laws of all states prohibit us from exercising control over the medical judgments or decisions of physicians and the laws of many states, including states in which many of our Clients are located, prohibit us from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. We enter into agreements with our affiliated professional association, THMG, which enters into contracts with its providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Clients to arrange for the THMG Association to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties, the repayment of reimbursements from third party payors, and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with the THMG Association's providers to comply with these statutes, could hinder our ability to provide services to Clients located in certain states, which would have a materially adverse effect on our business, financial condition, and results of operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Additionally, a number of states have recently introduced or are planning to introduce legislation which would significantly increase the level of scrutiny that similarly structured organizations would face and could introduce additional penalties on management services organizations similar to ours.
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
In the U.S., a number of states have introduced healthcare transaction notification requirements which may impede our ability to grow through mergers, acquisitions, consolidations, and other transactions.
A number of states have introduced legislation or passed legislation which requires the acquirer of certain healthcare entities to provide notice or, in some states, seek approval of state regulators and attorneys general prior to the consummation of such transactions. These healthcare transaction laws have, in some cases, extended the length of time required to close an acquisition and may result in certain transactions being rejected or blocked by state authorities or attorneys general. We partially rely on mergers, acquisitions, and consolidation transactions to enable us to scale our business lines and acquire new business lines. If we were unable to consummate such transactions, or were delayed in closing and implementing such transactions, the result could negatively affect our financial performance and ability to grow and expand. In addition, the compliance with such healthcare transaction notification laws increases the cost and effort associated with each transaction and may bring scrutiny by governmental authorities on our internal operations and position in the healthcare services marketplace.
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
We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These areas include: rules governing the provision of telehealth, including, for example, rules that would require in person visits or consultations prior to the provision of telehealth; practice of medicine by physicians; licensure standards for doctors, physician assistants, advanced practice registered nurses, nurses, and mental health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.
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
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state, and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with the THMG

Association's providers, vendors, and Clients, our marketing activities and other aspects of our operations. Of particular importance are:
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Certain of these laws and regulations are subject to “facts and circumstances” review, and the considerations for such review may vary based on the reviewer or administration. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and result in adverse publicity.
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
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI and other personal data. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity, and liability. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our business, financial condition, and results of operations. For example, U.S. states have begun to introduce more comprehensive data protection laws. The CCPA went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance-related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the CPRA went into effect on January 1, 2023 and significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Numerous states have enacted, or are currently reviewing, legislation that is similar to the CCPA and/or CPRA. For example, the Texas Data Privacy and Security Act, the Oregon Consumer Privacy Act and the Montana Consumer Data Privacy Act became effective in 2024. There are also bills that have been approved or are going through the legislative process in many more states. In 2022, a draft of the American Data Privacy and Protection Act was released and would be a comprehensive federal data privacy law that would seek to ease the burden of a patchwork of overlapping but different state laws. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply.
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
The definition of “device” in the Federal Food, Drug, and Cosmetic Act was amended in 2016 to exclude certain software functions. Our software offerings may include functions that fall under FDA’s jurisdictional definition of a medical device, while there may be software offerings that do not require FDA clearance or approval even when utilizing data coming from an FDA regulated medical device. Our determination of the appropriate classification of our digital offerings may lead to regulatory inquiry and the expenditure of time and resources to meet FDA feedback as to the appropriate category for particular digital offerings.
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
We have been and may become subject, from time to time, to legal and regulatory proceedings, including claims that arise in the ordinary course of business, such as claims brought by our Clients in connection with commercial disputes or employment claims made by our current or former associates. For example, see Note 17. “Commitments and Contingencies,” to the consolidated financial statements for additional information regarding certain proceedings that have been initiated against us. Regardless of outcome, such current or any future proceedings may result in substantial costs and may divert management’s attention and resources or decrease market acceptance of our solutions, which may substantially harm our business, financial condition, and results of operations. We attempt to limit our liability to Clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. Insurance may not cover claims against us, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock. In addition, any insurance coverage would not address the reputational damage that could result from any legal or regulatory proceedings or claims.
We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.
Our business entails the risk of medical liability claims against both the THMG Association's providers and us. Although we and THMG carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and THMG’s insurance coverage. THMG carries professional liability insurance for itself and each of its healthcare professionals (the THMG Association's providers), and we separately carry a general insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to the THMG Association's providers or to us in the future at acceptable costs or at all.
Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and the THMG Association's providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any claims may adversely affect our reputation.
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

As we continue to expand internationally, our customers are subject to potential additional indirect tax costs and uncertainties. The tax rules for non-U.S. jurisdiction for imposing taxes like a Value Added Tax ("VAT") or Goods and Services Tax ("GST") on virtual services offered by us are often ambiguous and are frequently inconsistent in each taxing jurisdiction. These laws, rules and regulations also are consistently evolving. The imposition of any additional such taxes or an adverse change in the application of such tax rules could have a material adverse effect on our business, financial condition, and results of operations.
If the THMG Association's providers or experts are characterized as employees, we would be subject to employment and withholding liabilities.
We structure our relationships with many of the THMG Association's providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that these providers and experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal, or foreign courts were to determine that these providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare, and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these providers or experts are our employees could have a material adverse effect on our business, financial condition, and results of operations.
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
We have in the past and may in the future seek to acquire or invest in businesses, applications, and services or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in January 2025 we entered into an agreement to acquire Catapult Health. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. The acquisition of Catapult Health is subject to customary closing conditions, which could prevent or delay us from consummating the acquisition. Any delay in completing the acquisition could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected time frame.
In addition, if we acquire additional businesses, including Catapult Health, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or the integration process may take longer than expected or become more costly than expected. Similarly, we may not be able to effectively manage the combined business following the acquisition. We also may not achieve the anticipated cost savings, synergies or other benefits from the acquired business due to a number of factors, including, but not limited to:
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which can result in the risk of impairment over time. For example, see Note 6. "Goodwill," to the consolidated financial statements for information regarding goodwill impairment charges.
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
We have been, and in the future could be, subject to securities class action litigation, shareholder derivative complaints and related matters.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We have been, and may in the future become, subject to such securities class action litigation, shareholder derivative complaints and related matters, and any such proceedings could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our CISO regularly engages with other members of our executive management team to discuss cyber risk, including the Chief Technology Officer, the Chief Information Officer, and Chief Compliance Officer, among others, as well as the audit committee of our Board. Our executive management team has the appropriate expertise, background, and depth of experience to manage risk arising from cybersecurity threats. Executive management has also participated in cybersecurity tabletop exercises to test our cyber response playbooks.

Item 2.    Properties
We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations.
We lease office space in Purchase, New York for our corporate headquarters and certain of our operations under a lease for which the term expires in August 2028. We lease additional office space in the U.S. and other foreign locations. We have reduced our footprint over the past year reflecting post-pandemic remote work changes. We intend to relocate our corporate headquarters to New York City in the second half of 2025. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TDOC”.
Holders
On February 18, 2025, there were 84 shareholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Five-Year Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative total return of the Russell 2000 Composite Index and the S&P 500 Health Care Index for each of the five fiscal years ended December 31, 2024, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends in Teladoc Health Common Stock and in each index. The indexes are included for comparative purposes only. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Item 6.    [Reserved]
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Discussion and analysis of our fiscal year 2022, as well as the year-over-year comparison of our 2023 financial performance to 2022, have been omitted from this section and may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 23, 2024.
Overview
Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in virtual care focused on forging a new healthcare experience with better convenience, outcomes, and value around the world.
We were founded on a simple, yet revolutionary idea: that everyone should have access to the best healthcare, anywhere in the world on their terms. Today, we have a vision of making virtual care the first step on any healthcare journey, and we are delivering on this mission by providing virtual care that includes primary care, mental health, chronic condition management, and more.
We believe that favorable existing secular trends in the healthcare industry were accelerated by the impacts of the COVID-19 pandemic, driving greater consumer awareness and use of virtual care and increased adoption by employers, health plans, hospitals and health systems, healthcare providers, and individuals. In combination with the expansion of our capabilities, we believe that these trends continue to present significant opportunities for virtual healthcare to address the most pressing, universal healthcare challenges through trusted solutions, such as ours, that deliver convenient, affordable, and high-quality care; empower individuals to manage and improve their health; and enable providers to offer their best care for their patients.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
As it relates to the Integrated Care segment:
Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to the THMG Association professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included elsewhere in this Annual Report on Form 10-K. U.S. Integrated Care members increased by 4.2 million, or 5%, to 93.8 million at December 31, 2024, compared to the same period in 2023.
Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 4% to 1.20 million at December 31, 2024, compared to 1.16 million at December 31, 2023.
Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member decreased to $1.37 in the year ended December 31, 2024, from $1.41 in the same period in 2023, primarily due to the impact of new members onboarded over the course of the year. The change in average monthly revenue versus the indicated prior period is reflective of the growth and timing of onboarding new members and the mix of their fees.
As it relates to the BetterHelp segment:
BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success. BetterHelp paying users decreased by 11% to 0.41 million for the year ended December 31, 2024, compared to 0.46 million for the year ended December 31, 2023.
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
Due to the higher cost of customer acquisition during the end-of-year holiday season, our BetterHelp segment has historically reduced marketing activity during the fourth quarter. As a result of this dynamic, we have typically experienced fewer new member additions and strong operating income performance in the fourth quarter. Conversely, as marketing activity typically resumes at the start of the year, we typically experience weak operating income performance during the first quarter as new customer acquisition and revenue growth lags marketing spend.
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
Integrated Care Segment
As it relates to the Integrated Care segment, we primarily generate virtual healthcare service revenue from contracts with Clients who purchase access to the THMG Association professional provider network or medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a PMPM access fee as well as certain contracts that also include additional revenue on a per-virtual healthcare visit basis for general medical, or other specialty visits or expert medical service on a per case basis. We also have certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits.
We record access fees from Clients accessing the THMG Association professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with our hosted virtual healthcare platform. Visit and other revenues are reported as “Other” revenue in our consolidated financial statements.
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
Revenue is also generated from contracts with Clients for our chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a PPPM model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to our web-based platform, mobile application, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and we recognize revenue each month using the variable consideration allocation exception since the nature of the obligations and the variability of the payment being based on the number of active members are aligned.
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
Additionally, certain of our contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by us for specific service level performance, member satisfaction scores, cost savings or other value achievements or guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on our historical performance or other available information of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2024 and 2023, revenue recognized from performance obligations related to prior periods for changes in estimated transaction price or Client performance guarantees was $5.9 million and $14.7 million, respectively.
We have elected the optional exemption to not disclose the remaining performance obligations of our contracts since the majority of our contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.
For additional revenue, deferred revenue, deferred costs, and disclosures, refer to Note 3. “Revenue, Deferred Revenue, and Deferred Device and Contract Costs.”
BetterHelp Segment
As it relates to the BetterHelp segment, users can purchase virtual therapy services for an access fee, generally on a monthly or weekly basis. For other wellness services, users can purchase access to their consumer application for a subscription fee, generally for a period of one year. BetterHelp also provides virtual therapy services to employers as part of employee assistance programs, with revenues recorded based on completion of visit.
The BetterHelp service provides for member refunds. We estimate the expected amount of refunds to be issued based on historical experience, which are recorded as a reduction of revenue. We issued refunds of approximately $84.0 million and $93.0 million for the years ended December 31, 2024 and 2023, respectively.
Goodwill
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by our publicly quoted share price. The Company has two reporting units, which are the same as its reportable segments: Teladoc Health Integrated Care and BetterHelp.
As of December 31, 2024, our balance of goodwill was $283.2 million, which all related to the BetterHelp segment.
For the year ended December 31, 2024, a $790.0 million non-deductible goodwill impairment charge was recognized following goodwill impairment testing performed at June 30, 2024 resulting from sustained decreases in our quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit. Refer to Note 6. “Goodwill,” to our consolidated financial statements for further information.
At October 1, 2024, we performed our annual test of goodwill impairment using a quantitative analysis. We determined that the BetterHelp reporting unit’s fair value exceeded its carrying value by a significant margin, while the Integrated Care reporting unit’s fair value was less than its carrying value. Since the BetterHelp reporting unit's fair value exceeded its carrying value and the Integrated Care reporting unit carries no goodwill at October 1, 2024, no impairment was recorded.
On January 31, 2025, we signed a definitive agreement to acquire Catapult Health, LLC (“Catapult Health”) that we expect to close during the three months ending March 31, 2025. Following the closing of the acquisition, Catapult Health will be included in the Integrated Care segment. Concurrent with the closing of the acquisition of Catapult Health, some or all of the goodwill associated with the acquisition may be immediately impaired, depending on the Integrated Care reporting unit’s then-current fair value. For additional information on the acquisition of Catapult Health, see Note 19. "Subsequent Events" to the consolidated financial statements.

Other Intangible Assets
Other intangible assets include customer relationships, non-compete agreements, acquired technology, and trademarks resulting from business acquisitions, as well as capitalized software development costs. As of December 31, 2024, the aggregate balance of these assets was $1,431.4 million. We amortize these definite-lived intangible assets over their estimated useful lives as disclosed in Note 8. “Intangible Assets, Net and Certain Cloud Computing Costs” to the consolidated financial statements. We also review the useful lives on a quarterly basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements.
Customer relationships are amortized over a period of two to 20 years in relation to expected future cash flows. The useful lives of the customer relationships are subject to risks and uncertainties including future attrition rates. These considerations include, but are not limited to, the emergence of new competitor offerings, relative competitor pricing and scale, our ability to successfully integrate and manage the acquired customers, our level of success in delivering future innovation, and overall changes in economic and regulatory conditions. Significant changes in any one or a combination of considerations could lead us to update our weighted average attrition rate, which, in turn would impact the assigned useful life and the level of amortization expense recorded for our customer relationship intangibles. For example, a sustained increase in the customer attrition rate related to customers added as a result of the Livongo acquisition could prompt us to reduce our estimate of the remaining useful life of the customer relationships. Should this occur, a one-year reduction to the estimated life would result in an annual increase in amortization expense of approximately $6.0 million. Acquired technology is amortized over four to seven years using the straight-line method. Capitalized software development costs are amortized over three to five years using the straight-line method.
During the second half of 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy,we accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense beginning in the second half of 2023 and continuing through the year ended December 31, 2024, with corresponding reductions thereafter.
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
Components of Results of Operations
Cost of Revenue (exclusive of depreciation and amortization, which are shown separately)
Cost of revenue (exclusive of depreciation and amortization, which are shown separately), or "Cost of revenue," primarily consists of fees paid to the physicians and other health professionals in the THMG Association provider network; product cost; costs incurred in connection with the THMG Association provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation); costs related to Client support; and provider network, medical records, magnetic resonance imaging, medical lab tests, translation, postage, medical malpractice insurance, and deferred device costs. Cost of revenue includes costs of technology enabling multiple modes of real-time communication, including via web browser, mobile application, voice / telephony, and text. These expenses increase or decrease as the level of revenue changes. Cost of revenue is driven primarily by the number of general medical visits, expert medical services, and other specialty visits completed in each period and are closely correlated or directly related to delivery of our solutions and monthly access fees. Many of the elements of the cost of revenue are relatively variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. Cost of revenue does not include an allocation of depreciation and amortization.
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
Sales Expenses
Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, incentive-based awards, and stock-based compensation, employment taxes, travel costs for our employees engaged in sales, account management, and sales support in addition to commissions paid to external brokers. Our sales expenses exclude certain allocations of occupancy expense as well as depreciation and amortization.
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
Amortization of Intangible Assets
Amortization of intangible assets consists of the amortization of capitalized software development costs and of acquisition-related intangible assets.
Depreciation of Property and Equipment
Depreciation of property and equipment consists of the depreciation of fixed assets.
Interest Income
Interest income primarily consists of interest earned on cash and cash equivalents.
Interest Expense
Interest expense consists of interest costs and the amortization of debt discounts primarily associated with convertible senior notes.

Other Expense (Income), Net
Other expense (income), net includes the impact of foreign currency remeasurement, realized gains on investment securities, and all other non-operating items not included in other financial statement lines.
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
Adjusted EBITDA, and Free Cash Flow
To supplement our financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use certain non-GAAP financial measures to clarify and enhance an understanding of past performance, which include Adjusted EBITDA (as defined below) and free cash flow. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance, and are commonly used by investors to evaluate our performance and that of our competitors. We further believe that these financial measures are useful to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business, and that free cash flow reflects an additional way of viewing our liquidity that, when viewed together with GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We use these non-GAAP financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.
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
Non-GAAP measures have important limitations as analytical tools and you should not consider them in isolation, and they should not be considered as an alternative to net loss before provision for income taxes, net loss, net loss per share, net cash from operating activities or any other measures derived in accordance with GAAP. Some of these limitations are:
•Adjusted EBITDA eliminates the impact of the provision for income taxes on our results of operations, and does not reflect other expense (income), net, interest income, or interest expense;
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
•Adjusted EBITDA does not reflect goodwill impairment charges; and

•Adjusted EBITDA does not reflect the significant non-cash stock-based compensation expense which should be viewed as a component of recurring operating costs.
In addition, although amortization of intangible assets and depreciation of property and equipment are non-cash charges, the assets being amortized and depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any expenditures for such replacements.
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
Consolidated Results of Operations
The following table sets forth our consolidated statement of operations data for the years ended December 31, 2024 and 2023 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data).

	Year Ended December 31,		Variance	%
	2024	2023
Revenue	$2,569,574	$2,602,415	$(32,841)	(1)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	751,270	760,031	(8,761)	(1)%
Advertising and marketing	705,787	688,854	16,933	2%
Sales	204,993	213,780	(8,787)	(4)%
Technology and development	307,274	348,521	(41,247)	(12)%
General and administrative	435,490	464,659	(29,169)	(6)%
Goodwill impairment	790,000	—	790,000	n/a
Acquisition, integration, and transformation costs	1,743	21,110	(19,367)	(92)%
Restructuring costs	20,355	16,942	3,413	20%
Amortization of intangible assets	363,365	325,933	37,432	11%
Depreciation of property and equipment	10,183	11,138	(955)	(9)%
Total costs and expenses	3,590,460	2,850,968	739,492	26%
Loss from operations	(1,020,886)	(248,553)	(772,333)	n/m
Interest income	(57,071)	(46,782)	(10,289)	22%
Interest expense	23,803	22,282	1,521	7%
Other expense (income), net	6,035	(4,445)	10,480	(236)%
Loss before provision for income taxes	(993,653)	(219,608)	(774,045)	n/m
Provision for income taxes	7,592	760	6,832	n/m
Net loss	$(1,001,245)	$(220,368)	$(780,877)	n/m
Net loss per share, basic and diluted	$(5.87)	$(1.34)	$(4.53)	n/m

Adjusted EBITDA (1)	$310,711	$328,120	$(17,409)	(5)%
______________________________________
n/m – not meaningful
(1)Non-GAAP Financial Measures

The following table reconciles net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(1,001,245)	$(220,368)
Add:
Provision for income taxes	7,592	760
Other expense (income), net	6,035	(4,445)
Interest expense	23,803	22,282
Interest income	(57,071)	(46,782)
Depreciation of property and equipment	10,183	11,138
Amortization of intangible assets	363,365	325,933
Restructuring costs	20,355	16,942
Acquisition, integration, and transformation costs	1,743	21,110
Goodwill impairment	790,000	—
Stock-based compensation	145,951	201,550
Adjusted EBITDA	$310,711	$328,120

Integrated Care	$232,902	$191,871
BetterHelp	77,809	136,249
Adjusted EBITDA	$310,711	$328,120
Revenue. Total revenue was $2,569.6 million for the year ended December 31, 2024, compared to $2,602.4 million for the year ended December 31, 2023, a decrease of $32.8 million, or 1%. The decrease was driven by a 3% decrease in access fees, primarily related to BetterHelp, offset by an 11% increase in other revenues. The increase in other revenues primarily related to higher visit revenues. By geography, total revenue for the U.S. was $2,160.0 million and for International was $409.6 million for the year ended December 31, 2024, reflecting a decrease of 3% and an increase of 12%, respectively, compared to the year ended December 31, 2023.
Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $751.3 million for the year ended December 31, 2024, compared to $760.0 million for the year ended December 31, 2023, a decrease of $8.8 million, or 1%. The decrease was primarily driven by lower provider and technology costs, partially offset by higher amortization of device costs.
Advertising and Marketing Expenses. Advertising and marketing expenses were $705.8 million for the year ended December 31, 2024, compared to $688.9 million for the year ended December 31, 2023, an increase of $16.9 million, or 2%. This increase was substantially driven by higher media advertising costs, partially offset by lower employee compensation costs.
Sales Expenses. Sales expenses were $205.0 million for the year ended December 31, 2024, compared to $213.8 million for the year ended December 31, 2023, a decrease of $8.8 million, or 4%. The decrease was primarily driven by lower employee compensation, partially offset by higher professional fees and broker commissions.
Technology and Development Expenses. Technology and development expenses were $307.3 million for the year ended December 31, 2024, compared to $348.5 million for the year ended December 31, 2023, a decrease of $41.2 million, or 12%. The decrease was primarily driven by lower employee compensation costs, partially offset by higher infrastructure, hosting, and software license costs associated with running operations as well as ongoing projects and services to continuously improve and optimize our products and services. For the years ended December 31, 2024 and 2023, research and development costs were $89.1 million and $124.6 million, respectively.
General and Administrative Expenses. General and administrative expenses were $435.5 million for the year ended December 31, 2024, compared to $464.7 million for the year ended December 31, 2023, a decrease of $29.2 million, or 6%. The decrease was primarily driven by lower employee compensation and therapist onboarding costs, partially offset by higher legal fees and software and infrastructure costs.
Goodwill Impairment. As discussed earlier under the section "Critical Accounting Estimates and Policies: Goodwill," we recorded a non-cash goodwill impairment charge of $790.0 million for the year ended December 31, 2024. The non-cash charge was not deductible for income tax purposes.
Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $1.7 million for the year ended December 31, 2024, compared to $21.1 million for the year ended December 31, 2023, a decrease of $19.4 million, as we wrap up the upgrading of our CRM and ERP systems.
Restructuring Costs. Restructuring costs were $20.4 million and $16.9 million for the years ended December 31, 2024 and 2023, respectively. The costs primarily related to the reduction of office space, severance, right-of-use asset impairment charges and other restructuring related costs. See Note 12. ‘Restructuring” to the financial statements for additional information.
Amortization of Intangible Assets.
The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	%
Amortization of acquired intangibles	$230,328	$242,976	(5)%
Amortization of capitalized software development costs	133,037	82,957	60%
Amortization of intangible assets expense	$363,365	$325,933	11%
Amortization of intangible assets was $363.4 million for the year ended December 31, 2024, compared to $325.9 million for the year ended December 31, 2023, an increase of $37.4 million, or 11%. The higher expense was driven by an increase in the amortization of capitalized software development costs related to our investment in platforms, partially offset by lower amortization of acquired intangibles due to certain trademarks becoming fully amortized.
In the second half of 2023, we initiated a strategy to transition the majority of our chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, we accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense beginning in the second half of the year ended December 31, 2023 and continuing through the year ended December 31, 2024, with corresponding reductions thereafter.
Depreciation of Property and Equipment. Depreciation of property and equipment was $10.2 million for the year ended December 31, 2024, compared to $11.1 million for the year ended December 31, 2023, a decrease of $1.0 million, or 9%.
Interest Income. Interest income was $57.1 million for the year ended December 31, 2024, compared to $46.8 million for the year ended December 31, 2023. The increase was primarily driven by an increase in the average cash and cash equivalent balance.
Interest Expense. Interest expense was $23.8 million for the year ended December 31, 2024, compared to $22.3 million for the year ended December 31, 2023.
Other Expense (Income), Net. Other expense (income), net was an expense of $6.0 million for the year ended December 31, 2024, compared to an income of $4.4 million for the year ended December 31, 2023, primarily reflecting losses on foreign currency exchange rate fluctuations for the year ended December 31, 2024, whereas the year ended December 31, 2023 reflected a gain on the partial sale of a business, partially offset by losses on foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded income tax expense of $7.6 million for the year ended December 31, 2024, compared to $0.8 million for the year ended December 31, 2023. The income tax provision for the year ended December 31, 2024 reflects the current year operational loss and the impact of lower stock-based compensation deductions for tax purposes compared to the stock-based compensation expense recorded in the consolidated statement of operations.
Segment Information
The following tables set forth the results of operations by segment for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Variance	%
Integrated Care	2024	2023
Revenue	$1,528,870	$1,468,794	$60,076	4%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	474,955	440,996	33,959	8%
Other segment expenses (1)	821,013	835,927	(14,914)	(2)%
Adjusted EBITDA	$232,902	$191,871	$41,031	21%
Adjusted EBITDA Margin %	15.2%	13.1%
_________________________________________
(1)Other segment expenses include advertising and marketing expenses, sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.
Integrated Care total revenues increased by $60.1 million, or 4%, to $1,528.9 million for the year ended December 31, 2024. The increase in net revenues was primarily driven by higher chronic care program enrollment and adoption, as well as higher telemedicine product revenue.
Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $34.0 million, or 8%, to $475.0 million for the year ended December 31, 2024. The increase was primarily driven by higher provider costs and amortization of device costs, partially offset by lower technology costs.
Integrated Care other segment expenses decreased by $14.9 million, or 2%, to $821.0 million for the year ended December 31, 2024. The decrease was primarily driven by lower employee compensation, partially offset by higher software and infrastructure costs, legal and regulatory costs, and advertising costs, as well as higher commissions and professional fees.

	Year Ended December 31,		Variance	%
BetterHelp	2024	2023
Therapy Services	$1,017,725	$1,116,693	$(98,968)	(9)%
Other Wellness Services	22,979	16,928	6,051	36%
Total Revenue	1,040,704	1,133,621	(92,917)	(8)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	271,533	313,572	(42,039)	(13)%
Advertising and marketing, exclusive of stock-based compensation	558,759	541,815	16,944	3%
Other segment expenses (1)	132,603	141,985	(9,382)	(7)%
Adjusted EBITDA	$77,809	$136,249	$(58,440)	(43)%
Adjusted EBITDA Margin %	7.5%	12.0%
_________________________________________
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

BetterHelp total revenues decreased by $92.9 million, or 8%, to $1,040.7 million for the year ended December 31, 2024, driven by an 11% decrease in average monthly paying users.
BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation decreased by $42.0 million, or 13%, to $271.5 million for the year ended December 31, 2024. The decrease was primarily driven by lower therapist costs.
BetterHelp advertising and marketing, exclusive of stock-based compensation increased by $16.9 million, or 3%, to $558.8 million for the year ended December 31, 2024, primarily reflecting higher spending on digital and media advertising.
BetterHelp other segment expenses decreased by $9.4 million, or 7%, to $132.6 million for the year ended December 31, 2024. The decrease was primarily driven by lower therapist recruiting and retention costs, lower employee related costs, and lower credit card processing fees, partially offset by higher legal and regulatory fees and higher software and infrastructure costs.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows - Summary	2024	2023
Net cash provided by operating activities	$293,680	$350,021
Net cash used in investing activities	(124,052)	(156,347)
Net cash provided by financing activities	8,312	10,854
Effect of foreign currency exchange rate changes	(3,288)	965
Total increase in cash and cash equivalents	$174,652	$205,493
Our principal source of liquidity is our cash and cash equivalents, totaling $1,298.3 million as of December 31, 2024. During 2024, we experienced positive operating cash flow and we also anticipate continuing positive operating cash flows for 2025.
We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditure, and contractual obligation needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, our ability to retain and/or obtain new members, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of telehealth, and our debt service obligations. We may in the future enter into arrangements to acquire or invest in additional complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition, and results of operations.
Historically, we have financed our operations primarily through sales of equity securities, debt issuance, and bank borrowings.
An aggregate principal amount of $550.7 million of our convertible senior notes is due in 2025. See Note 10. “Convertible Senior Notes” to the consolidated financial statements for additional information on our convertible senior notes.
We were in compliance with all debt covenants at December 31, 2024.
We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of December 31, 2024.

Cash from Operating Activities
Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Cash provided by operating activities was $293.7 million and $350.0 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $56.3 million. The decrease was driven by higher incentive compensation payments. Cash provided by operating activities for the years ended December 31, 2024 and 2023 included approximately $3.7 million and $15.6 million, respectively, of payments made related to investments in and implementation of cloud computing applications, which are deferred and amortized over multiple years based on the expected contract life.
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
Cash from Investing Activities
Cash used in investing activities was $124.1 million for the year ended December 31, 2024 and primarily consisted of capitalized software development costs of $113.3 million and capital expenditures of $10.8 million. Cash used in investing activities for the year ended December 31, 2023 of $156.3 million, and consisted primarily of capitalized software development costs of $144.9 million and capital expenditures of $11.5 million. The decrease of $32.3 million was primarily driven by lower capitalized software development costs.
Cash from Financing Activities
Cash provided by financing activities for the year ended December 31, 2024 was $8.3 million and primarily consisted of $3.6 million of proceeds from the exercise of employee stock options and $4.7 million of proceeds from participants in our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2023 was $10.9 million and primarily consisted of $1.5 million of proceeds from the exercise of employee stock options and $9.7 million of proceeds from participants in our employee stock purchase plan.
The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$293,680	$350,021
Capital expenditures	(10,790)	(11,464)
Capitalized software development costs	(113,262)	(144,884)
Free Cash Flow	$169,628	$193,673
Free cash flow was $169.6 million for the year ended December 31, 2024, as compared to $193.7 million for the year ended December 31, 2023. The year-over-year decrease was substantially driven by a decline in operating cash flow, partially offset by a decline in capitalized software.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $12.3 million over the next 12 months. We do not expect cash flows related to our convertible senior notes to be affected by a sudden change in market interest rates as they bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the U.S. which accounts for approximately 84% of our revenues. We have not historically utilized hedging strategies with respect to our foreign currency exchange exposure, however we may begin to do so.
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
No Client represented over 10% of consolidated revenues for the years ended December 31, 2024 or 2023. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest customers was 31% and 34% of total Integrated Care segment revenue for the years ended December 31, 2024 and 2023, respectively. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included elsewhere in this Annual Report on Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2024.
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
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Teladoc Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Teladoc Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 27, 2025
Item 9B.    Other Information
(a) Effective February 27, 2025, we amended our 2023 Employment Inducement Incentive Award Plan (as amended, the “2023 Inducement Plan”) solely to increase the number of shares of common stock, par value $0.001 per share (“Common Stock”), reserved for issuance under the 2023 Inducement Plan by 1,000,000 shares, to a new total of

5,500,000 shares of Common Stock. The amendment is filed as Exhibit 10.25 hereto and incorporated herein by reference. As previously disclosed, the 2023 Inducement Plan was adopted by our Board without stockholder approval pursuant to NYSE Rule 303A.08.
(b) Rule 10b5-1 Trading Plans. During the three months ended December 31, 2023, the following officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Securities Act of 1933), which was intended to satisfy the affirmative defense of Rule10b5-1(c):
On November 18, 2024, Fernando Madeira Rodrigues, our President of BetterHelp, adopted a Rule 10b5-1 trading plan, which was amended on November 27, 2024, that provides for the sale of up to 36,540 shares of our common stock through December 2025.
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
Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors. The full text of our Code of Business Conduct and Ethics is posted on the Investors section of our website, www.teladochealth.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.
We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.
Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions "Director Compensation," “Executive Compensation” and “Compensation Tables,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
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
Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Audit Matters” (excluding the information under the subheading "Audit Committee Report"), and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    (1)Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Annual Report on Form 10-K.
(2)Schedule II—Valuation and Qualifying Accounts.
Valuation and Qualifying Accounts (in thousands):

Descriptions	Balance at Beginning of Period	Provision	Other	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
2024	$4,240	$3,795	$(23)	$(2,878)	$5,134
2023	$4,324	$4,686	$3,001	$(7,771)	$4,240
2022	$11,269	$2,815	$464	$(10,224)	$4,324
Income Tax Valuation Allowance
2024 (1)	$418,234	$(275)	$(1,258)	$—	$416,701
2023 (2)	$415,751	$1,904	$579	$—	$418,234
2022 (3)	$335,809	$18,966	$60,976	$—	$415,751
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
Item 16.    Form 10-K Summary
Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

4.1	Specimen stock certificate evidencing shares of the common stock.					*

4.2	Indenture, dated as of May 8, 2018, by and between Teladoc, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/8/18

4.3	Global 1.375% Convertible Senior Note due 2025, dated as of May 8, 2018.	8-K	001-37477	4.2	5/8/18

4.4	Indenture, dated as of May 19, 2020, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/19/20

4.5	Global 1.25% Convertible Senior Note due 2027, dated as of May 19, 2020 (included as Exhibit A to Exhibit 4.4).	8-K	001-37477	4.2	5/19/20

4.6	Indenture, dated as of June 4, 2020, by and between Livongo Health, Inc. and U.S. Bank National Association.	8-K	001-38983	4.1	10/30/20

4.7	Global 0.875% Convertible Senior Note due 2025 (included as Exhibit A to Exhibit 4.6).	8-K	001-38983	4.1	10/30/20

4.8	First Supplemental Indenture, dated as of October 30, 2020, among Livongo Health, Inc., Teladoc Health, Inc. and U.S. Bank National Association, as trustee.	8-K	001-37477	4.1	10/30/20

4.9	Second Supplemental Indenture, dated as of January 1, 2023, among Livongo Health, Inc., Teladoc Health, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	10-K	001-37477	4.9	3/1/23

4.10	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-37477	4.10	3/1/23

10.1+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers.	S-1/A	333-204577	10.7	6/18/15

10.2+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers (form used since October 2020).	10-K	001-37477	10.2	3/1/21

10.3+	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.4+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.5+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.7+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-37477	10.1	5/2/22

10.8+	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	10-Q	001-37477	10.1	8/2/21

10.9+	Second Amendment to Teladoc Health, Inc. Amended and Restated Employee Stock Purchase Plan.	8-K	001-37477	10.2	5/30/23

10.10+	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.11+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/1/17

10.12+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/1/17

10.13+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/1/17

10.14+	Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	S-8	333-249892	99.1	11/6/20

10.15+	Form of Stock Option Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.14	3/1/21

10.16+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.15	3/1/21

10.17+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.16	3/1/21

10.18+	Teladoc Health, Inc. 2023 Incentive Award Plan.	8-K	001-37477	10.1	5/30/23

10.19+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.2	7/28/23

10.20+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.3	7/28/23

10.21+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.4	7/28/23

10.22+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.5	7/28/23

10.23+	Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	S-8	333-273509	99.1	7/28/23

10.24+	First Amendment to Teladoc Health, Inc. 2023 Employment Inducement Award Plan.	8-K	001-37477	10.4	6/10/24

10.25+	Second Amendment to Teladoc Health, Inc. 2023 Employment Inducement Award Plan.					*

10.26+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.2	10/27/23

10.27+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.3	10/27/23

10.28+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.4	10/27/23

10.29+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.5	10/27/23

10.30+	Teladoc Health, Inc. Level 14 Severance Plan.	8-K	001-37477	10.3	5/30/23

10.31+	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).	10-K	001-37477	10.29	2/23/24

10.32+	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.33+	Offer Letter, dated June 5, 2024, by and between Teladoc Health, Inc. and Charles Divita.	8-K	001-37477	10.1	6/10/24

10.34+	Employment Agreement, dated June 10, 2024, by and between Teladoc Health, Inc. and Charles Divita.	8-K	001-37477	10.2	6/10/24

10.35+	Chief Executive Officer Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.3	8/1/24

10.36+	Form of Chief Executive Officer Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.4	8/1/24

10.37+	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	7/31/19

10.38+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.5	10/30/19

10.39+	Amendment No. 2 to Executive Severance Agreement, dated June 6, 2024, by and between Teladoc Health, Inc. and Mala Murthy.	8-K	001-37477	10.3	6/10/24

10.40+	Letter Agreement, dated April 1, 2024, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	4/26/24

10.41+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.17	4/30/19

10.42+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.8	10/30/19

10.43+	Amendment No. 2 to Executive Severance Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.4	4/26/24

10.44+	Retention Bonus Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.3	4/26/24

10.45+	Executive Severance Agreement, dated July 14, 2017, by and between Teladoc Health, Inc. and Kelly Bliss.					*

10.46+	Amendment No. 1 to Executive Severance Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Kelly Bliss.					*

10.47+	Retention Bonus Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Kelly Bliss.					*

10.48+	Services Agreement, dated May 31, 2018, by and between Teladoc Health International, S.A.U. (formerly Advance Medical Healthcare Management Services, S.A.) and Carlos Nueno.					*

10.49+	Retention Bonus Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Carlos Nueno.					*

10.50+	Amended and Restated Executive Employment Agreement, dated June 16, 2015, by and between Teladoc Health, Inc. and Jason Gorevic.	S-1/A	333-204577	10.19	6/18/15

10.51+	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	10/30/19

10.52+	Release and Separation Agreement, dated as of April 11, 2024, by and between Teladoc Health, Inc. and Jason Gorevic.	10-Q	001-37477	10.2	4/26/24

10.53+	Executive Employment Agreement, dated October 2, 2022, by and between Teladoc Health, Inc. and Laizer Kornwasser.	8-K	001-37477	10.1	10/28/22

10.54+	Executive Employment Agreement, dated June 15, 2022, by and between Teladoc Health, Inc. and Michael Waters.	10-Q	001-37477	10.1	11/2/22

10.55+	Release and Separation Agreement, dated as of September 27, 2024, by and between Teladoc Health, Inc. and Michael Waters.	10-Q	001-37477	10.1	10/31/24

19.1	Teladoc Health, Inc. Insider Trading Compliance Policy					*

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
						**

97.1	Teladoc Health, Inc. Incentive-Based Compensation Recovery Policy.	10-K	001-37477	97.1	2/23/24

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – The Cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
_________________________________________
*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELADOC HEALTH, INC.

Date: February 27, 2025	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer and Director

Date: February 27, 2025	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer

Date: February 27, 2025	By:	/s/ JOSEPH CATAPANO
	Name:	Joseph Catapano
	Title:	Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr
	Title:	Chairman of the Board

Date: February 27, 2025	By:	/s/ J. ERIC EVANS
	Name:	J. Eric Evans
	Title:	Director

Date: February 27, 2025	By:	/s/ SANDRA L. FENWICK
	Name:	Sandra L. Fenwick
	Title:	Director

Date: February 27, 2025	By:	/s/ CATHERINE A. JACOBSON
	Name:	Catherine A. Jacobson
	Title:	Director

Date: February 27, 2025	By:	/s/ THOMAS G. MCKINLEY
	Name:	Thomas G. McKinley
	Title:	Director

Date: February 27, 2025	By:	/s/ KENNETH H. PAULUS
	Name:	Kenneth H. Paulus
	Title:	Director

Date: February 27, 2025	By:	/s/ DAVID L. SHEDLARZ
	Name:	David L. Shedlarz
	Title:	Director

Date: February 27, 2025	By:	/s/ MARK DOUGLAS SMITH, M.D.
	Name:	Mark Douglas Smith, M.D.
	Title:	Director

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Teladoc Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Capitalized software development costs

Description of the Matter	At December 31, 2024, the Company’s capitalized software development costs were $362 million. As described in Note 2 and 8 of the consolidated financial statements, the Company capitalizes certain software development costs related to its software development tools that enable its members and providers to interact. Management determines the amount of internal-use software costs to be capitalized based on the amount of time spent by internal developers and vendors on projects in the application stage of development. There is judgment involved in estimating time incurred in the application development stage.

Auditing capitalized internal-use software development costs required a higher degree of judgement and effort involved in evaluating management’s judgement related to the amount of time incurred by developers on each project.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s capitalization of software development costs process. For example, we tested controls over the Company’s process to review the time incurred by developers on each project.

To test the Company’s capitalization of software development costs, we performed audit procedures that included, among others, inspecting underlying documentation to evaluate whether the time was capitalizable under the applicable accounting standards for a sample of projects. For these projects, we also inquired of technology and development management, project managers, and developers regarding the objective and nature of the projects and inquired with software developers regarding their time spent on each project and the nature of their tasks performed for the project. We also inspected underlying documentation to evaluate the nature of the work of the software developers. For external vendor costs, we also obtained a sample of vendor contracts and invoices to review the time incurred to perform development activities.

Valuation of goodwill for the BetterHelp reporting unit
Description of the Matter
At December 31, 2024, the Company’s consolidated goodwill was $283.2 million, all of which is recorded within the BetterHelp reporting unit. As discussed in Notes 2 and 6 of the consolidated financial statements, goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit, the Company conducted an interim test of its goodwill at June 30, 2024. For the twelve months ended December 31, 2024, the Company recognized $790 million of non-deductible, non-cash goodwill impairment charges.

Auditing management’s goodwill impairment test for the Company’s BetterHelp reporting unit was complex and highly judgmental due to the significant uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions such as the projected revenue, EBITDA margin growth rates, terminal growth rate, and discount rate. These assumptions are affected by expectations about future market or economic conditions and the impact of planned business and operation strategies.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s forecasting process as well as controls over management's review of the valuation model and significant assumptions used.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the projected revenue, EBITDA margin growth rates, and terminal growth rate used in the valuations to historical results, forecasted industry and economic trends, analyst reports and peer company information, where available. We also evaluated management’s ability to accurately forecast by comparing actual results to historical forecasts. We involved our valuation specialists to assist in our evaluation of the Company’s determined weighted average cost of capital (WACC), which was used to determine the discount rate applied to management’s cash flow projections, including performing a comparative calculation of the WACC. We also performed sensitivity analyses of significant assumptions to evaluate changes in the fair value that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 27, 2025

TELADOC HEALTH, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,298,327	$1,123,675
Accounts receivable, net of allowance for doubtful accounts of $5,134 and $4,240 at December 31, 2024 and December 31, 2023, respectively	214,146	217,423
Inventories	38,138	29,513
Prepaid expenses and other current assets	113,296	118,437
Total current assets	1,663,907	1,489,048
Property and equipment, net	29,487	32,032
Goodwill	283,190	1,073,190
Intangible assets, net	1,431,360	1,677,781
Operating lease—right-of-use assets	27,092	40,060
Other assets	81,488	80,258
Total assets	$3,516,524	$4,392,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,130	$43,637
Accrued expenses and other current liabilities	202,157	178,634
Accrued compensation	76,229	102,686
Deferred revenue—current	79,296	95,659
Convertible senior notes, net—current	550,723	—
Total current liabilities	941,535	420,616
Other liabilities	720	1,080
Operating lease liabilities, net of current portion	32,135	42,837
Deferred revenue, net of current portion	9,786	13,623
Deferred taxes, net	49,851	49,452
Convertible senior notes, net—non-current	991,418	1,538,688
Total liabilities	2,025,445	2,066,296
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 173,405,016 shares and 166,658,253 shares issued and outstanding as of December 31, 2024 and December 31, 2023 respectively	173	167
Additional paid-in capital	17,759,194	17,591,551
Accumulated deficit	(16,229,900)	(15,228,655)
Accumulated other comprehensive loss	(38,388)	(36,990)
Total stockholders’ equity	1,491,079	2,326,073
Total liabilities and stockholders’ equity	$3,516,524	$4,392,369
See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Operations and Other Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,569,574	$2,602,415	$2,406,840
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	751,270	760,031	743,987
Advertising and marketing	705,787	688,854	623,536
Sales	204,993	213,780	227,172
Technology and development	307,274	348,521	333,629
General and administrative	435,490	464,659	449,855
Goodwill impairment	790,000	—	13,402,812
Acquisition, integration, and transformation costs	1,743	21,110	15,620
Restructuring costs	20,355	16,942	7,416
Amortization of intangible assets	363,365	325,933	244,620
Depreciation of property and equipment	10,183	11,138	11,407
Total costs and expenses	3,590,460	2,850,968	16,060,054
Loss from operations	(1,020,886)	(248,553)	(13,653,214)
Interest income	(57,071)	(46,782)	(12,674)
Interest expense	23,803	22,282	21,944
Other expense (income), net	6,035	(4,445)	859
Loss before provision for income taxes	(993,653)	(219,608)	(13,663,343)
Provision for income taxes	7,592	760	(3,812)
Net loss	(1,001,245)	(220,368)	(13,659,531)
Other comprehensive loss, net of tax:
Currency translation adjustment	(1,398)	5,786	(36,491)
Comprehensive loss	$(1,002,643)	$(214,582)	$(13,696,022)

Net loss per share, basic and diluted	$(5.87)	$(1.34)	$(84.60)

Weighted-average shares used to compute basic and diluted net loss per share	170,564,088	164,578,219	161,457,123
See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	160,469,325	$160	$17,473,336	$(1,421,454)	$(6,285)	$16,045,757
Cumulative effect adjustment due to adoption of ASU 2020-06 (see Note 2)	—	—	(363,731)	72,698	—	(291,033)
Exercise of stock options	591,213	1	5,883	—	—	5,884
Issuance of common stock upon vesting of restricted stock units	1,508,570	2	(2)	—	—	—
Issuance of stock under employee stock purchase plan	271,159	—	7,064	—	—	7,064
Issuance of common stock for 2025 Notes	93	—	7	—	—	7
Equity portion of extinguishment of 2025 Notes	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	236,090	—	—	236,090
Other comprehensive loss, net of tax	—	—	—	—	(36,491)	(36,491)
Net loss	—	—	—	(13,659,531)	—	(13,659,531)
Balances as of December 31, 2022	162,840,360	163	17,358,645	(15,008,287)	(42,776)	2,307,745
Exercise of stock options	175,761	—	1,481	—	—	1,481
Issuance of common stock upon vesting of restricted stock units	3,049,824	3	(3)	—	—	—
Issuance of stock under employee stock purchase plan	592,308	1	10,439	—	—	10,440
Stock-based compensation	—	—	220,989	—	—	220,989
Other comprehensive income, net of tax	—	—	—	—	5,786	5,786
Net loss	—	—	—	(220,368)	—	(220,368)
Balances as of December 31, 2023	166,658,253	167	17,591,551	(15,228,655)	(36,990)	2,326,073
Exercise of stock options	520,190	—	3,566	—	—	3,566
Issuance of common stock upon vesting of restricted stock units	5,634,883	6	(6)	—	—	—
Issuance of stock under employee stock purchase plan	591,690	—	5,409	—	—	5,409
Stock-based compensation	—	—	158,674	—	—	158,674
Other comprehensive loss, net of tax	—	—	—	—	(1,398)	(1,398)
Net loss	—	—	—	(1,001,245)	—	(1,001,245)
Balances as of December 31, 2024	173,405,016	$173	$17,759,194	$(16,229,900)	$(38,388)	$1,491,079
See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(1,001,245)	$(220,368)	$(13,659,531)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	790,000	—	13,402,812
Amortization of intangible assets	363,365	325,933	244,620
Depreciation of property and equipment	10,183	11,138	11,407
Amortization of right-of-use assets	9,295	11,650	11,757
Provision for allowances for doubtful accounts	3,795	4,686	2,815
Stock-based compensation	145,951	201,550	217,852
Deferred income taxes	(1,145)	(1,903)	(7,840)
Other, net	9,796	5,692	13,788
Changes in operating assets and liabilities:
Accounts receivable	(375)	(10,252)	(49,058)
Prepaid expenses and other current assets	5,188	12,461	(41,081)
Inventory	(9,749)	24,095	14,800
Other assets	(1,257)	(23,052)	(27,767)
Accounts payable	(10,365)	(4,185)	1,876
Accrued expenses and other current liabilities	30,178	9,069	61,217
Accrued compensation	(20,499)	19,180	(12,290)
Deferred revenue	(18,246)	(4,900)	15,240
Operating lease liabilities	(10,892)	(10,224)	(11,525)
Other liabilities	(298)	(549)	200
Net cash provided by operating activities	293,680	350,021	189,292
Cash flows from investing activities:
Capital expenditures	(10,790)	(11,464)	(16,480)
Capitalized software development costs	(113,262)	(144,884)	(156,284)
Proceeds from marketable securities	—	—	2,507
Other, net	—	1	2,514
Net cash used in investing activities	(124,052)	(156,347)	(167,743)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,566	1,481	5,884
Proceeds from employee stock purchase plan	4,748	9,651	6,501
Other, net	(2)	(278)	(5,888)
Net cash provided by financing activities	8,312	10,854	6,497
Net increase in cash and cash equivalents	177,940	204,528	28,046
Effect of foreign currency exchange rate changes	(3,288)	965	(3,344)
Cash and cash equivalents at beginning of the period	1,123,675	918,182	893,480
Cash and cash equivalents at end of the period	$1,298,327	$1,123,675	$918,182

Cash paid for income taxes, net	$8,946	$7,238	$2,512

Interest paid	$17,322	$17,422	$17,361

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$4,351	$11,006	$8,216
See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Notes to Audited Consolidated Financial Statements
Note 1. Organization and Description of Business
Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company”. The Company’s principal executive office is located in Purchase, New York. Teladoc Health is the global leader in virtual care focused on forging a new healthcare experience with better convenience, outcomes and value around the world.
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
Teladoc Health Medical Group, P.A. (“THMG”) is party to a Services Agreement by and among it and the professional associations and professional corporations pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.
The Company holds a variable interest in the THMG Association, which contracts with physicians and other health professionals in order to provide services to Teladoc Health. The THMG Association is considered a variable interest entity (“VIE”) since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control the activities that most significantly impact the THMG Association economic performance and funds and absorbs all losses of the VIE and appropriately consolidates the THMG Association.
Total revenue and net loss for the VIE were $270.7 million and $0.0 million, $241.7 million and $0.0 million and $244.5 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The VIE’s total assets, all of which were current, were $29.4 million and $20.6 million at December 31, 2024 and 2023, respectively. The VIE’s total liabilities, all of which were current, were $78.0 million and $69.2 million at December 31, 2024 and 2023, respectively. The VIE’s total stockholders’ deficit was $48.6 million and $48.6 million at December 31, 2024 and 2023, respectively.
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
Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the Consolidated Statement of Operations; if material, the effects of changes in estimates are disclosed in the Notes to Audited Consolidated Financial Statements.
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
Integrated Care Segment
As it relates to the Company’s Integrated Care segment, the Company primarily generates virtual healthcare service revenue from contracts with Clients who purchase access to the THMG Association’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s Client contracts include a per-member-per-month (“PMPM”) access fee as well as certain contracts that also include additional revenue on a per-virtual healthcare visit basis for general medical, or other specialty visits or expert medical service on a per case basis. The Company also has certain contracts that generate revenue based solely on a per healthcare visit basis for general medical and other specialty visits.
The Company records access fees from Clients accessing the THMG Association professional provider network or hosted virtual healthcare platform or chronic care management platforms, visit fee revenue for general medical, expert medical service and other specialty visits as well as other revenue primarily associated with virtual healthcare device equipment included with its hosted virtual healthcare platform. Visit and other revenues are reported as “Other” revenue in the Company’s consolidated financial statements.
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
Revenue is also generated from contracts with Clients for the Company’s chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a per-participant-per-month model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to the Company’s web-based platform, mobile application, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception because the nature of the obligations and the variability of the payment being based on the number of active members are aligned.

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
Additionally, certain of the Company’s contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by the Company for specific service level performance, member satisfaction scores, cost savings or other value achievements or guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on the Company’s historical performance or other available information of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. For the years ended December 31, 2024, 2023, and 2022, revenue recognized from performance obligations for changes in estimated transaction price or Client performance guarantees was $5.9 million, $14.7 million, and $4.4 million, respectively.
The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since the majority of its contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.
For additional revenue, deferred revenue, deferred costs, and disclosures, refer to Note 3. “Revenue, Deferred Revenue, and Deferred Device and Contract Costs.”
BetterHelp Segment
As it relates to the BetterHelp segment, users can purchase virtual therapy services for an access fee, generally on a monthly or weekly basis. For other wellness services, users can purchase access to their consumer application for a subscription fee, generally for a period of one year. BetterHelp also provides virtual therapy services to employers as part of employee assistance programs, with revenues recorded based on completion of visit.
The BetterHelp service provides for member refunds. The Company estimates the expected amount of refunds to be issued based on historical experience, which are recorded as a reduction of revenue. The Company issued refunds of approximately $84.0 million, $93.0 million, and $79.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Deferred device and contract costs that are to be amortized within twelve months are recorded to deferred device and contract costs, current within the line item Prepaid expenses and other current assets and the remainder is recorded to deferred device and contract costs, noncurrent within the line item Other assets on the Company’s consolidated balance sheets.
Cost of Revenue (exclusive of depreciation and amortization, which are shown separately)
Cost of revenue (exclusive of depreciation and amortization, which are shown separately) primarily consists of fees paid to the physicians and other health professionals; product costs; costs incurred in connection with the THMG Association provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) costs related to Client support; provider network operations center activities; medical records; magnetic resonance imaging; medical lab tests; translation; postage and medical malpractice insurance, and deferred device costs.
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
Research and Development Costs
Research and development costs include costs of new product development, costs to add new features or improve reliability or scalability of existing applications, and other software development and engineering costs to the extent that they are not capitalized. The research and development expenses may enable future revenue growth but are not directly related to changes in current revenues. Research and development costs are recorded as a component of technology and development in the Company’s Consolidated Statements of Operations and Other Comprehensive Loss.

For the years ended December 31, 2024, 2023, and 2022, research and development costs of $89.1 million, $124.6 million, and $106.9 million, respectively, were recognized in the Company’s Consolidated Statements of Operations and Other Comprehensive Loss in technology and development.
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
Inventories
Inventories consist of purchased components for assembling welcome kits, refill kits, and replacement components for the Company’s chronic care management solutions, and virtual health devices manufactured for sale or lease as part of the Company’s hosted virtual healthcare platform solution. Inventories are stated at the lower of cost and net realizable value. The cost of inventories is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventory costs include direct materials, direct labor and contracting costs, certain indirect labor and manufacturing overhead, and inbound shipping charges. Inventories are assessed on a periodic basis for potentially obsolete and slow-moving inventory with write-downs being recorded when identified. Write-downs are measured as the difference between cost of the inventory and net realizable value based upon assumptions about future demand and obsolescence, and charged to cost of revenue (exclusive of depreciation and amortization, which are shown separately) in the accompanying consolidated statement of operations. At the point of the loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
The Company generally recognizes revenue for virtual healthcare devices as sales-type leases at a point in time upon shipment by the Client provided all other revenue recognition criteria have been met. For operating lease arrangements, revenue for the virtual healthcare device is recognized over the lease term and generally on a straight-line basis. For both sales-type and operating lease arrangement, revenue associated with virtual healthcare platform access is recognized over the lease term on a straight-line basis.
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
Goodwill
Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in the Company's market capitalization, as indicated by its publicly quoted share price. As of December 31, 2024, the Company operates as two reporting units under the guidance in ASC 350, “Intangibles- Goodwill and Other,” the Teladoc Health Integrated Care reporting unit and the BetterHelp reporting unit.
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
To determine reporting unit fair value as part of the quantitative test, the Company uses the income approach, the market approach, or a weighting of the fair values derived from both approaches. Under the income approach, the Company projects its future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin and operating expense growth rates; as well as a discount rate and a terminal growth rate.
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
Third-party Advertising and Marketing Expenses
Third-party advertising and marketing expenses are expensed as incurred and predominately relate to the BetterHelp segment and, to a lesser extent, communications and campaigns to the Integrated Care segment’s Clients and members. For the years ended December 31, 2024, 2023, and 2022, advertising expenses were $594.4 million, $613.9 million, and $503.9 million, respectively.
Concentrations of Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S. and in foreign countries, its deposits, at times, may exceed federally insured limits. The Company’s cash equivalents are primarily invested in institutional money market funds.
No customer represented over 10% of consolidated revenue for the years ended December 31, 2024, 2023, or 2022. For the Integrated Care Segment, a significant portion of its revenue is derived from large enterprises, mainly health plans. Revenue from the five largest customers was 31% and 34% of total Integrated Care segment revenue for the years ended December 31, 2024 and 2023, respectively. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included elsewhere in this Annual Report on Form 10-K.

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
Due to the higher cost of customer acquisition during the end of year holiday season, the Company’s BetterHelp segment has historically reduced marketing activity during the fourth quarter. As a result of this dynamic the Company has typically experienced fewer new member additions and strong operating income performance in the fourth quarter. Conversely, as marketing activity typically resumes at the start of the year the Company typically experiences weak operating income performance during the first quarter as new customer acquisition and revenue growth lags marketing spend.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)—Improvements to Report Segment Disclosures” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses so that investors can better understand an entity’s overall performance. The amendments are effective for annual reporting periods beginning after December 15, 2023, and interim periods, beginning after December 15, 2024, with early adoption permitted. The provisions of ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods are based on the significant segment expense categories identified and disclosed in the period of adoption. The Company implemented the requirements of ASU 2023-07 in Note 18. "Segments."
Recently Issued Accounting Standards
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarified that ASU 2024-03 is effective public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements, as the guidance pertains only to disclosures.
Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs
The Company generates access fees from Clients, as well as individual paying users, accessing the THMG Association professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits and is reported as a component of other revenue. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue.
The following table presents the Company’s revenues disaggregated by revenue source, geography, and segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue by Type
Access fees	$2,215,220	$2,282,521	$2,103,814
Other	354,354	319,894	303,026
Total Revenue	$2,569,574	$2,602,415	$2,406,840

Revenue by Geography
U.S. Revenue	$2,159,959	$2,237,533	$2,101,015
International Revenue	409,615	364,882	305,825
Total Revenue	$2,569,574	$2,602,415	$2,406,840

Revenue by Segment
Integrated Care	$1,528,870	$1,468,794	$1,373,900
BetterHelp	1,040,704	1,133,621	1,019,646
Other (1)	—	—	13,294
Total Revenue	$2,569,574	$2,602,415	$2,406,840
(1)Other reflects certain revenues not related to ongoing segment operations.
Deferred Revenue
For certain services, payment is required for future periods before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services.
The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$109,282	$113,786
Cash collected	66,262	87,683
Revenue recognized	(86,462)	(92,187)
Ending balance	$89,082	$109,282
The Company expects to recognize $77.1 million and $10.0 million of revenue in 2025 and 2026, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024.

Deferred Device and Contract Costs
Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Deferred device and contract costs, current	$33,188	$32,703
Deferred device and contract costs, non-current	17,057	17,573
Total deferred device and contract costs	$50,245	$50,276
Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2023	$50,276
Additions	47,925
Cost of revenue recognized	(47,956)
Ending balance as of December 31, 2024	$50,245
Note 4. Inventories
Inventories consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Raw materials and purchased parts	$14,459	$9,338
Work in process	600	299
Finished goods	23,079	19,876
Total inventories	$38,138	$29,513
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Prepaid expenses	$67,471	$65,651
Deferred device and contract costs, current	33,188	32,703
Other receivables	9,809	12,640
Other current assets	2,828	7,443
Total prepaid expenses and other current assets	$113,296	$118,437
Note 6. Goodwill
Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of December 31, 2022 and 2023	—	1,073,190	1,073,190
Impairment	—	(790,000)	(790,000)
Balance as of December 31, 2024	$—	$283,190	$283,190

Goodwill as of December 31, 2024 is net of accumulated impairment charges of $14.2 billion, of which $12.3 billion was recognized in the year ended December 31, 2022 prior to the Company reorganizing its reporting structure to include two reportable segments on October 1, 2022. $1.1 billion was recognized in the year ended December 31, 2022 on the goodwill assigned to the Integrated Care segment, and $0.8 billion was recognized on the goodwill assigned to the BetterHelp segment in the year ended December 31, 2024.
As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit, the Company conducted an interim test of its goodwill, definite-lived intangibles, and other long-lived assets at June 30, 2024. Following this test, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but recorded a $790.0 million non-deductible, non-cash goodwill impairment charge in the the year ended December 31, 2024.
The Company’s June 30, 2024 goodwill impairment testing was performed using a discounted cash flow method under the income approach. Unlike in prior testing, the Company did not utilize the market approach because of limited availability of relevant comparable company information. The Company believes using only the income approach for this impairment test was appropriate as it most directly reflects its future growth and profitability expectations. For the Company’s June 30, 2024 impairment testing, the Company reduced its estimated future cash flows related to its BetterHelp reporting unit used in the impairment assessment, including revenues and margin, to reflect its best and most recent estimates at this time. The Company also updated certain significant inputs into the valuation models including the discount rate, which increased to 15%, reflecting, in part, higher interest rates. The Company’s updates to its discount rate and estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit.
At October 1, 2024, the Company performed its annual test of goodwill impairment using a quantitative analysis. The Company determined that the BetterHelp reporting unit’s fair value exceeded its carrying value by a significant margin, while the Integrated Care reporting unit’s fair value was less than its carrying value. Since the BetterHelp reporting unit's fair value exceeded its carrying value and the Integrated Care reporting unit carries no goodwill at October 1, 2024, no impairment was recorded.
On January 31, 2025, the Company signed a definitive agreement to acquire Catapult Health, LLC (“Catapult Health”) that is expected to close during the three months ending March 31, 2025. Following the closing of the acquisition, Catapult Health will be included in the Integrated Care segment. Concurrent with the closing of the acquisition of Catapult Health, some or all of the goodwill associated with the acquisition may be immediately impaired, depending on the Integrated Care segment’s then-current fair value. See Note 19. "Subsequent Events" for further information regarding the Catapult Health acquisition.
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
Both of the impairment assessments in the first half of 2022 reflected a 75%/25% allocation between the income and market approaches. The Company believed the 75% weighting to the income approach was the most appropriate at the time as it more directly reflected the Company’s future growth and profitability expectations. The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date related to those triggering events and the annual impairment test.

Testing Dates	Reporting Unit	Discount Rate	Peer Group Revenue Multiples (Current Year/Subsequent Year)	Excess of Reporting Unit Fair Value over Carrying Value
March 31, 2022	Consolidated	12.0%	3.5x/3.0x	None
June 30, 2022	Consolidated	16.0%	2.0x/1.8x	None
October 1, 2022	Consolidated, Pre-reassignment	12.5%	1.65x/1.5x	None, Pre-reassignment
October 1, 2022	Teladoc Health Integrated Care	12.0%	1.2x/1.0x	No remaining goodwill
October 1, 2022	BetterHelp	13.5%	1.6x/1.3x	Significant amount
Note 7. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment	$42,868	$35,992
Furniture and equipment	16,143	14,661
Leasehold improvement	25,332	24,293
Rental equipment	15,897	15,106
Construction in progress	603	1,719
Total	100,843	91,771
Accumulated depreciation	(71,356)	(59,739)
Property and equipment, net	$29,487	$32,032

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs
Intangible assets, net consisted of the following (dollars in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
December 31, 2024
Client relationships	2 to 20 years	$1,453,811	$(490,426)	$963,385	11.6
Trademarks	2 to 15 years	324,229	(263,671)	60,558	5.8
Software	3 to 5 years	575,106	(293,588)	281,518	2.1
Acquired technology	4 to 7 years	341,563	(215,664)	125,899	2.8
Intangible assets, net		$2,694,709	$(1,263,349)	$1,431,360	8.7
December 31, 2023
Client relationships	2 to 20 years	$1,460,857	$(391,196)	$1,069,661	12.5
Trademarks	2 to 15 years	325,479	(189,330)	136,149	6.9
Software	3 to 5 years	456,583	(161,108)	295,475	2.5
Acquired technology	4 to 7 years	341,814	(165,318)	176,496	3.7
Intangible assets, net		$2,584,733	$(906,952)	$1,677,781	9.3
The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of acquired intangibles	$230,328	$242,976	$198,522
Amortization of capitalized software development costs	133,037	82,957	46,098
Amortization of intangible assets expense	$363,365	$325,933	$244,620
During the second half of the year ended December 31, 2023, the Company initiated a strategy to transition the majority of its chronic condition management Clients and members to the Teladoc Health brand on a phased basis, with a smaller subset continuing to be served under the Livongo trade name beyond 2024. In connection with the brand strategy, the Company accelerated the amortization of intangible assets that are associated with the Livongo trademark, increasing amortization of intangible assets expense beginning in the second half of the year ended December 31, 2023 and continuing through the year ended December 31, 2024, with corresponding reductions thereafter.
In the year ended December 31, 2022, the Company recognized impairments of capitalized software of the full value associated with certain international product programs totaling $9.9 million. This value was reported in amortization on the Company’s Consolidated Statement of Operations and Other Comprehensive Loss.
Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of December 31, 2024 was as follows (in thousands):

Years Ending December 31,
2025	$313,626
2026	257,918
2027	186,985
2028	103,391
2029 and thereafter	569,440
$1,431,360

Refer to Note 6. “Goodwill” for the results of impairment testing of the Company’s intangible assets, including goodwill.
Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management and enterprise resource planning systems, are recorded in "Other assets" within the Company's Consolidated Balance Sheets. As of December 31, 2024 and 2023, those costs were $44.8 million and $41.1 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $5.7 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Marketing and advertising	$44,057	$34,427
Client performance guarantees and accrued rebates	36,865	36,934
Franchise, sales and other taxes	28,112	12,933
Consulting fees/provider fees	18,974	16,416
Operating lease liabilities—current	10,337	10,752
Information technology	10,147	7,605
Professional fees	9,358	9,910
Insurance	7,653	5,777
Lease abandonment obligation—current	5,036	3,800
Staff augmentation	2,708	4,287
Interest payable	1,483	1,481
Other	27,427	34,312
Total	$202,157	$178,634
Note 10. Convertible Senior Notes
Outstanding Convertible Senior Notes
As of December 31, 2024, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. ("Livongo") on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

The following table presents certain terms of the Notes that were outstanding as of December 31, 2024:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of December 31, 2024 (in thousands)	$1,000,000	$725	$550,000
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of December 31, 2024 (in thousands) (1)	$875,000	$587	$535,700
Fair Value as of December 31, 2023 (in thousands) (1)	$822,000	$291	$513,700
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of December 31, 2024	4.1258	18.6621	13.94
Remaining Contractual Life as of December 31, 2024	2.4 years	0.4 years	0.4 years
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
The net carrying values of the Notes consisted of the following (in thousands):

2025 Notes	As of December 31, 2024	As of December 31, 2023
Principal	$725	$725
Less: Debt discount (1)	(2)	(4)
Net carrying amount	723	721

Livongo Notes
Principal	550,000	550,000
Less: Debt discount (1)	—	—
Net carrying amount	550,000	550,000

2027 Notes
Principal	1,000,000	1,000,000
Less: Debt discount (1)	(8,582)	(12,033)
Net carrying amount	991,418	987,967

Total net carrying amount	$1,542,141	$1,538,688

Convertible senior notes, net—current	$550,723	$—
Convertible senior notes, net—non-current	991,418	1,538,688
Total net carrying amount	$1,542,141	$1,538,688
(1)Included in the accompanying Consolidated Balance Sheets within Convertible senior notes, net—current and Convertible senior notes, net—non-current and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
2025 Notes	2024	2023	2022
Contractual interest expense	$10	$10	$10
Amortization of debt discount	3	3	3
Total	$13	$13	$13
Effective interest rate	1.8%	1.8%	1.8%

	Year Ended December 31,
Livongo Notes	2024	2023	2022
Contractual interest expense	$4,813	$4,813	$4,813
Amortization of debt discount	—	—	—
Total	$4,813	$4,813	$4,813
Effective interest rate	0.9%	0.9%	0.9%

	Year Ended December 31,
2027 Notes	2024	2023	2022
Contractual interest expense	$12,500	$12,500	$12,500
Amortization of debt discount	3,451	3,396	3,342
Total	$15,951	$15,896	$15,842
Effective interest rate	1.6%	1.6%	1.6%

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

	Year Ended December 31,
Lease cost	2024	2023	2022
Operating lease cost	$13,259	$15,458	$18,473
Short-term lease cost	—	—	162
Total lease cost	$13,259	$15,458	$18,635

In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Supplemental information related to operating leases was as follows (dollars in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows	2024	2023	2022
Operating cash flows used for operating leases	$13,957	$16,265	$16,854
Operating lease liabilities arising from obtaining right-of-use assets	$2,108	$14,437	$3,748

Other Information
Weighted-average remaining lease term (in years)	4.98	5.54	5.55
Weighted-average discount rate	6.37%	6.33%	6.08%
The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases:	As of December 31, 2024
2025	$12,582
2026	10,709
2027	7,627
2028	5,686
2029	4,985
2030 and thereafter	8,203
Total future minimum payments	49,792
Less: imputed interest	(7,320)
Present value of lease liabilities	$42,472

Accrued expenses and other current liabilities	$10,337
Operating lease liabilities, net of current portion	$32,135
The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.
The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of December 31, 2024.
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
The Company recorded $20.4 million of restructuring costs during the year ended December 31, 2024, of which $11.2 million was related to employee transition, severance payments, employee benefits, and related costs and $6.3 million was related to costs associated with office space reductions, including $3.9 million of right-of-use asset impairment charges, and $2.9 million was for other restructuring related costs. The Company recorded $16.9 million of restructuring costs during the year ended December 31, 2023, of which $7.9 million was related to employee transition, severance payments, employee benefits, and related costs and $9.0 million was related to costs associated with office space reductions, including $5.2 million of right-of-use asset impairment charges. The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheets.
The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item "Accrued compensation" and the lease termination and other related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheets as of December 31, 2024 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2022	$796	$3,247	$—	$4,043
Additions	7,890	3,847	—	11,737
Cash payments	(8,686)	(3,294)	—	(11,980)
Accrued Balance, December 31, 2023	$—	$3,800	$—	$3,800
Additions	11,156	2,361	2,857	16,374
Cash payments	(10,004)	(1,125)	(2,857)	(13,986)
Accrued Balance, December 31, 2024	$1,152	$5,036	$—	$6,188
(1)Reflects amounts associated with other restructuring related costs.
Note 13. Common Stock and Stockholders’ Equity
Stock Plans
The Company’s 2023 Incentive Award Plan and 2023 Employment Inducement Incentive Award Plan (collectively, the “2023 Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Previously, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plans, collectively, the “Plans”) also provided for the issuance of such awards. The Company had 13,382,798 shares available for grant under the 2023 Plans at December 31, 2024.
All stock-based awards to employees are measured based on the grant-date fair value, or replacement grant date fair value in relation to the Livongo merger, and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally a four-year vesting period for each stock option and a three-year vesting period for each RSU).
CEO New Hire Awards

In connection with the commencement of employment of the Company's new Chief Executive Officer ("CEO") on June 10, 2024, the Company granted a new-hire incentive equity award to the CEO under the Company’s 2023 Employment Inducement Incentive Award Plan. Such award had an aggregate grant date target value of approximately $15.0 million and consisted of 939,849 performance stock units and 469,924 restricted stock units. The fair value of approximately one-fourth of these performance stock units had not yet been determined as of December 31, 2024 and will be after the performance criteria for those awards has been established. The expense recognition for all the performance stock units will begin at the start of their performance periods, which will be January 1, 2025.

The restricted stock units issued to the CEO are expected to vest one-third on the first anniversary of the grant date and in eight substantially equal quarterly installments beginning on the 15-month anniversary of the grant date, in each case subject to the CEO's continued service on the applicable vesting date. The performance stock units issued to the CEO provide a target number of shares of the Company's common stock that would be earned at the end of a specified performance period based on (i) the Company's adjusted EBITDA for 2025 (“EBITDA PSUs”) and (ii) the Company's actual compound annual revenue growth rate during the period January 1, 2025 through December 31, 2027 (“Revenue CAGR PSUs”). Seven-twelfths of any earned EBITDA PSUs would vest on March 10, 2026 and the remaining five-

twelfths would vest in five substantially equal quarterly installments over the subsequent 15 months. Any earned Revenue CAGR PSUs would vest on March 1, 2028.
Stock Options
Options issued under the Plans are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.
Stock option activity under the Plans was as follows (in thousands, except share, per share amounts, and years):

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	4,182,187	$27.37	5.26	$13,732
Stock option grants	32,477	$20.66	N/A
Stock options exercised	(520,190)	$6.85	N/A	$2,286
Stock options forfeited	(1,291,945)	$33.24	N/A
Balance at December 31, 2024	2,402,529	$28.56	3.90	$346
Vested or expected to vest at December 31, 2024	2,402,529	$28.56	3.90	$346
Exercisable at December 31, 2024	2,082,660	$28.86	3.24	$346
The total grant-date fair value of stock options granted during the years ended December 31, 2024, 2023, and 2022 was $0.4 million, $3.2 million, and $26.8 million, respectively.
The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.
The assumptions used are determined as follows:
Volatility. The expected volatility was derived from the historical price volatility of the Company’s stock over a period equivalent to the expected term of the stock option grants.
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
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2024	2023	2022
Volatility	67.86% - 67.94%	65.60% - 68.20%	56.70% - 68.70%
Expected term (in years)	4.3	4.3	4.1
Risk-free interest rate	3.85% -3.90%	3.68% - 4.67%	1.13%-4.36%
Dividend yield	0%	0%	0%
Weighted-average fair value of underlying stock options	$11.55	$11.45	$17.48

For the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to stock options granted of $6.9 million, $9.4 million, and $20.3 million, respectively.
As of December 31, 2024, the Company had $4.1 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.
Restricted Stock Units
The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the Consolidated Statement of Operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the board of directors ranges from one to three years.
RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2023	9,452,412	$34.70
Granted	5,659,297	$14.09
Vested and issued	(5,361,056)	$37.56
Forfeited	(2,451,977)	$25.30
Balance at December 31, 2024	7,298,676	$19.72
Vested and unissued at December 31, 2024	72,620	$42.69
Non-vested at December 31, 2024	7,226,056	$19.51
The total grant-date fair value of RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $79.7 million, $196.4 million and $322.2 million, respectively.
For the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to RSUs of $134.7 million, $181.0 million, and $179.4 million, respectively.
As of December 31, 2024, the Company had $108.9 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Performance Stock Units
Stock-based compensation costs associated with PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement generally ranging from one to three years. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally range from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.

PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2023	1,452,387	$36.82
Granted (1)	2,102,495	$13.56
Vested and issued	(273,838)	$45.39
Forfeited	(950,210)	$20.77
Performance adjustment (2)	(246,495)
Balance at December 31, 2024	2,084,339	$19.05
Vested and unissued at December 31, 2024	—	$—
Non-vested at December 31, 2024	2,084,339	$19.05
(1)Granted excludes 0.2 million target shares for which the performance criteria has not been established as of December 31, 2024.
(2)Based on the Company's results, PSUs were attained at rates ranging from 0% to 85.21% of the target award.
The total grant-date fair value of PSUs granted during the years ended December 31, 2024, 2023, and 2022 was $28.5 million, $34.9 million, and $35.9 million, respectively.
For the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to PSUs of $2.2 million, $7.1 million, and $15.1 million, respectively.
As of December 31, 2024, the Company had $11.4 million in unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
Employee Stock Purchase Plan
In July 2015, the Company adopted the 2015 ESPP in connection with its initial public offering. A total of 4,113,343 shares of common stock have been reserved for issuance under this plan as of December 31, 2024. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.
During 2024, 2023, and 2022 the Company issued 591,690 shares, 592,308 shares, and 271,159 shares, respectively, under the ESPP. As of December 31, 2024, 2,209,091 shares remained available for issuance.
For the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to the ESPP of $2.2 million, $4.0 million, and $3.0 million, respectively.
As of December 31, 2024, the Company had $0.6 million in unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$4,782	$5,478	$6,468
Advertising and marketing	12,575	15,300	14,083
Sales	24,807	35,448	43,183
Technology and development	34,855	58,336	64,577
General and administrative	68,932	86,988	89,541
Total stock-based compensation expense	$145,951	$201,550	$217,852
Capitalized stock-based compensation	12,723	19,439	18,238
Total stock-based compensation	$158,674	$220,989	$236,090
Note 14. Income Taxes
For financial reporting purposes, loss before provision for income taxes for the years ended December 31, 2024, 2023, and 2022 included the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(989,958)	$(192,665)	$(13,303,130)
International	(3,695)	(26,943)	(360,213)
Total	$(993,653)	$(219,608)	$(13,663,343)
The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current federal	$1,344	$—	$—
Current state	3,892	1,439	3,007
Current foreign	3,501	1,225	1,021
Total current	8,737	2,664	4,028

Deferred federal	210	(3,946)	770
Deferred state	(784)	5,388	(5,643)
Deferred foreign	(571)	(3,346)	(2,967)
Total deferred	(1,145)	(1,904)	(7,840)
Provision for income taxes	$7,592	$760	$(3,812)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
Goodwill impairment	(16.7)	—	(24.7)
State and local tax	1.1	(1.3)	4.2
Stock compensation	(5.2)	(19.0)	(0.3)
Non-deductible expenses	—	0.2	—
Foreign rate differential	0.2	0.4	—
Change in valuation allowance	—	(0.9)	(0.1)
Change in unrecognized tax benefits	(1.1)	—	—
Other	(0.1)	(0.7)	(0.1)
Effective tax rate	(0.8)%	(0.3)%	—%
The Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$541,791	$602,895
Accrued expenses and compensation	5,308	3,684
Stock-based compensation	16,747	47,141
Foreign tax credits and alternative minimum tax credits	873	2,009
Depreciation of property and equipment	2,144	1,485
Interest expense carryforward	—	354
Operating lease assets	10,065	11,088
Deferred revenue	3,941	5,479
Capitalized R&D	65,382	43,629
Other	17,286	11,130
Deferred tax assets	663,537	728,894
Valuation allowance	(416,701)	(418,234)
Net deferred tax assets	246,836	310,660

Deferred tax liabilities:
Operating lease liabilities	(5,068)	(8,341)
Intangible assets	(284,774)	(346,753)
Other	(6,845)	(5,018)
Deferred tax liabilities	(296,687)	(360,112)
Net deferred tax liabilities	$(49,851)	$(49,452)
As of December 31, 2024, the Company had approximately $2,154.9 million of federal net operating loss (“NOL”) carryforwards, $1,179.4 million of state NOL carryforwards, and $76.7 million of foreign NOL carryforwards. The federal NOL carryforwards created starting in the year ended December 31, 2018 of $2,154.9 million will carry forward indefinitely. A portion of the state and foreign NOL carryforwards will begin to expire in 2025. As of December 31, 2024, the Company had approximately $0.9 million of foreign tax credits, which will expire in 2025. As of December 31, 2024, the Company had no federal and state research and development credits.

As of December 31, 2024, the Company had a valuation allowance of approximately $416.7 million against a portion of the U.S. and certain foreign deferred tax assets, for which realization cannot be considered more likely than not at this time. The valuation allowance decreased by $1.5 million from December 31, 2023, as a result of current year operational loss and the impact of lower stock compensation deductions for tax purposes compared to the GAAP accrual.
The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the period	$171,566	$143,798	$110,848
Unrecognized tax benefits assumed in a business combination	—	—	—
Additions based on prior year tax positions	8,725	6,677	12,151
Additions based on current year tax positions	11,017	21,091	20,799
Statute of limitations expirations	—	—	—
Release	—	—	—
Balance at end of the period	$191,308	$171,566	$143,798
The amount of unrecognized tax benefits as of December 31, 2024 that, if recognized, would reduce tax expense was approximately $191.3 million. The Company does not anticipate any of its unrecognized tax benefits to be settled within the next 12 months.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the U.S. and other countries, where applicable. The Company is open under the U.S. federal statute from 2020 to the present, although earlier years may be examined to the extent that loss carryforwards are used in open audit periods. The Company is currently not under audit by the IRS or in any foreign tax jurisdictions. One state is currently under audit in the United States. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements. The Company further believes that it has made adequate provision for all income tax uncertainties.
During 2021, the Organization for Economic Co-operation and Development announced an agreed framework for “Pillar Two” and released detailed model rules for a global minimum corporate tax rate of fifteen percent (15%) which requires multilateral agreement(s) and/or country-specific legislative action to be effective. A few jurisdictions have implemented legislation with effective dates spanning from 2024 through 2026. The Company will continue to monitor further legislation by individual countries and is currently evaluating the potential impact of Pillar Two to its business in future periods. However, the Company is not likely to have any Pillar Two liability and minimal compliance responsibilities in 2025 and beyond.
The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of $31.8 million for certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. as of December 31, 2024. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.
Note 15. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. As of December 31, 2024, the Company had 2.4 million outstanding stock options, 7.3 million outstanding RSUs, and 2.1 million outstanding PSUs.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(1,001,245)	$(220,368)	$(13,659,531)
Weighted-average shares used to compute basic and diluted net loss per share	170,564,088	164,578,219	161,457,123
Net loss per share, basic and diluted	$(5.87)	$(1.34)	$(84.60)
Note 16. 401(k) Plan
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Internal Revenue Code Section 401. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of $0.3 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $14.7 million, $13.4 million, and $12.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.
Note 17. Commitments and Contingencies
Commitments
The Company has contractual obligations to make future payments related to its outstanding convertible senior notes, which are presented in Note 10. "Convertible Senior Notes," and its long-term operating leases, which are presented in Note 11. "Leases."
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
On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Eastern District of New York, which was consolidated with the Schneider case in the Southern District court under the caption In re Teladoc Health, Inc. Securities Litigation. The lead plaintiff subsequently filed amended complaints that expanded the alleged class period to February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint, and on September 24, 2024 the U.S. Court of Appeals for the Second Circuit affirmed in part, and vacated in part, the Southern District court’s dismissal and remanded for further proceedings. On November 22, 2024, Defendants filed a renewed motion to dismiss in the District Court to address issues not reached by the Second Circuit, including scienter and loss causation. That motion is fully briefed and pending before the District Court. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuit vigorously.
On August 9, 2022, a verified shareholder derivative complaint (Vaughn v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s officers and directors. The complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with factual assertions similar to those in the purported securities class action complaints described above. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On September 6, 2022, a duplicative verified stockholder derivative complaint (Hendry v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Hendry were substantially similar to those in Vaughn. The Vaughn and Hendry actions have now been consolidated under the caption In re Teladoc Stockholder Derivative Litigation, and a consolidated complaint was filed on November 29, 2022. The consolidated complaint also asserts violations of Section 14(a) of the Securities Exchange Act of 1934. The parties subsequently stipulated to transfer the action to the U.S. District Court for the District of Delaware, and on December 22, 2022 the parties agreed, and the Court ordered, to stay all proceedings until final resolution, including exhaustion of appeals, of the motion to dismiss filed in the purported securities class action complaint described above. The named directors and officers thus have not yet responded to the complaint.
There have been multiple putative class-action lawsuits filed against the Company’s subsidiary BetterHelp, Inc. (“BetterHelp”) in connection with the consent order that BetterHelp entered into with the U.S. Federal Trade Commission in July 2023. The actions have been filed in California federal and state courts and in Canada. The cases are substantially similar, involving allegations of misleading patients as to BetterHelp’s use of patient data and associated alleged violations of law involving privacy, advertising, contract, and tort. The Company believes that it has substantial defenses, and the Company intends to defend the lawsuits vigorously.
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
On May 17, 2024, a purported securities class action complaint (Stary v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period November 2, 2022 through February 20, 2024. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s advertising spend on BetterHelp. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On July 15, 2024, a duplicative purported securities class action complaint (Waits v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Waits were substantially similar to those in Stary. The Stary and Waits actions were consolidated. On December 10, 2024, the District Court appointed co-lead plaintiffs, and, on February 24, 2025 the lead plaintiffs filed an amended complaint that asserts Exchange Act claims for a putative class of shareholders who purchased or acquired stock between July 26, 2023 and February 20, 2024. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuits vigorously.
On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On October 4, 2024 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On October 1, 2024, a duplicative verified stockholder derivative complaint (Brigman, et al. v. Daniel, et al.) was filed in the U.S. District Court for the Southern

District of New York. The claims and parties in Brigman are substantially similar to those in Roy, and also alleges insider trading violations and misappropriation of information against certain defendants. The named directors and officers have not yet responded to the complaint.
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
The CODM measures and evaluates segments based on segment operating revenues, segment expenses, and Adjusted EBITDA. The CODM reviews annual-operating-plan-to-actual variances for these measures on a regular basis to assess the performance of the segments and to make decisions about allocating resources. The Company does not include the following items in segment expenses and Adjusted EBITDA: provision for income taxes; interest income; interest expense; other expense (income), net; depreciation of property and equipment; amortization of intangible assets; restructuring costs; acquisition, integration, and transformation charges; goodwill impairment; and stock-based compensation. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliations that follow.
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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Year Ended December 31, 2024	Integrated Care	BetterHelp	Other	Consolidated
Revenue	$1,528,870	$1,040,704	$—	$2,569,574
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	474,955	271,533	—
Advertising and marketing, exclusive of stock-based compensation (1)		558,759
Other segment expenses (2)	821,013	132,603	—
Adjusted EBITDA	232,902	77,809	—	310,711
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation				145,951
Goodwill impairment				790,000
Acquisition, integration, and transformation costs				1,743
Restructuring costs				20,355
Amortization of intangible assets				363,365
Depreciation of property and equipment				10,183
Other expense (income), net				6,035
Interest expense				23,803
Interest income				(57,071)
Loss before provision for income taxes				(993,653)
Provision for income taxes				7,592
Net loss				$(1,001,245)

Year Ended December 31, 2023	Integrated Care	BetterHelp	Other	Consolidated
Revenue	$1,468,794	$1,133,621	$—	$2,602,415
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	440,996	313,572	—
Advertising and marketing, exclusive of stock-based compensation (1)		541,815
Other segment expenses (2)	835,927	141,985	—
Adjusted EBITDA	191,871	136,249	—	328,120
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation				201,550
Goodwill impairment				—
Acquisition, integration, and transformation costs				21,110
Restructuring costs				16,942
Amortization of intangible assets				325,933
Depreciation of property and equipment				11,138
Other expense (income), net				(4,445)
Interest expense				22,282
Interest income				(46,782)
Loss before provision for income taxes				(219,608)
Provision for income taxes				760
Net loss				$(220,368)

Year Ended December 31, 2022	Integrated Care	BetterHelp	Other	Consolidated
Revenue	$1,373,900	$1,019,646	$13,294	$2,406,840
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	429,347	298,937	8,159
Advertising and marketing, exclusive of stock-based compensation (1)		479,381
Other segment expenses (2)	809,400	127,212	7,891
Adjusted EBITDA	135,153	114,116	(2,756)	246,513
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation				217,852
Goodwill impairment				13,402,812
Acquisition, integration, and transformation costs				15,620
Restructuring costs				7,416
Amortization of intangible assets				244,620
Depreciation of property and equipment				11,407
Other expense (income), net				859
Interest expense				21,944
Interest income				(12,674)
Loss before provision for income taxes				(13,663,343)
Provision for income taxes				(3,812)
Net loss				$(13,659,531)
_________________________________________
(1)The significant segment expense categories and amounts align with the information that is regularly provided to the CODM.
(2)Other segment expenses for the corresponding reportable segment includes:
Integrated Care—advertising and marketing expenses, sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.
BetterHelp—sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.
Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of December 31,
	2024	2023
United States	$25,686	$28,096
International	3,801	3,936
Total long-lived assets	$29,487	$32,032
Note 19. Subsequent Events
On January 31, 2025, Teladoc Health signed a definitive agreement to acquire Catapult Health in an all-cash transaction for $65.0 million, with up to $5.0 million in additional contingent earnout consideration. Catapult Health will be included in the Integrated Care segment following the closing of the transaction, which is expected to occur during the three months ending March 31, 2025. Concurrent with the closing of the acquisition of Catapult Health, some or all of the goodwill associated with the acquisition may be immediately impaired, depending on the Integrated Care segment’s then-current fair value.