Form 10-Q
period 2025-03-31
Teladoc Health, Inc.
filed 2025-05-01
CIK 1477449

                    UNITED STATES            DRAFT
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2025, the Registrant had 175,434,773 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,193,332	$1,298,327
Accounts receivable, net of allowance for doubtful accounts of $4,775 and $5,134 at March 31, 2025 and December 31, 2024, respectively	232,971	214,146
Inventories	38,012	38,138
Prepaid expenses and other current assets	137,514	113,296
Total current assets	1,601,829	1,663,907
Property and equipment, net	30,640	29,487
Goodwill	283,190	283,190
Intangible assets, net	1,393,381	1,431,360
Operating lease—right-of-use assets	26,589	27,092
Other assets	108,816	81,488
Total assets	$3,444,445	$3,516,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,054	$33,130
Accrued expenses and other current liabilities	218,971	202,157
Accrued compensation	56,741	76,229
Deferred revenue—current	73,933	79,296
Convertible senior notes, net—current	550,724	550,723
Total current liabilities	952,423	941,535
Other liabilities	4,322	720
Operating lease liabilities, net of current portion	33,798	32,135
Deferred revenue, net of current portion	10,246	9,786
Deferred taxes, net	24,336	49,851
Convertible senior notes, net—non-current	992,290	991,418
Total liabilities	2,017,415	2,025,445
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 175,340,325 shares and 173,405,016 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	175	173
Additional paid-in capital	17,787,012	17,759,194
Accumulated deficit	(16,322,912)	(16,229,900)
Accumulated other comprehensive loss	(37,245)	(38,388)
Total stockholders’ equity	1,427,030	1,491,079
Total liabilities and stockholders’ equity	$3,444,445	$3,516,524

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$629,369	$646,131
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	196,829	194,538
Advertising and marketing	168,185	183,329
Sales	48,693	54,364
Technology and development	69,958	81,388
General and administrative	112,774	111,697
Goodwill impairment	59,138	—
Acquisition, integration, and transformation costs	2,188	373
Restructuring costs	4,347	9,673
Amortization of intangible assets	84,304	95,057
Depreciation of property and equipment	3,564	2,834
Total costs and expenses	749,980	733,253
Loss from operations	(120,611)	(87,122)
Interest income	(12,674)	(13,942)
Interest expense	5,765	5,649
Other expense (income), net	(2,435)	370
Loss before provision for income taxes	(111,267)	(79,199)
Provision for income taxes	(18,255)	2,690
Net loss	(93,012)	(81,889)
Other comprehensive loss, net of tax:
Currency translation adjustment	1,143	(1,639)
Comprehensive loss	$(91,869)	$(83,528)

Net loss per share, basic and diluted	$(0.53)	$(0.49)

Weighted-average shares used to compute basic and diluted net loss per share	174,154,128	167,730,746
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	173,405,016	$173	$17,759,194	$(16,229,900)	$(38,388)	$1,491,079
Exercise of stock options	10,607	—	80	—	—	80
Issuance of common stock upon vesting of restricted stock units	1,924,702	2	(2)	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	27,740	—	—	27,740
Other comprehensive income, net of tax	—	—	—	—	1,143	1,143
Net loss	—	—	—	(93,012)	—	(93,012)
Balance as of March 31, 2025	175,340,325	$175	$17,787,012	$(16,322,912)	$(37,245)	$1,427,030

Balances as of December 31, 2023	166,658,253	$167	$17,591,551	$(15,228,655)	$(36,990)	$2,326,073
Exercise of stock options	24,072	—	131	—	—	131
Issuance of common stock upon vesting of restricted stock units	2,631,704	2	(2)	—	—	—
Stock-based compensation	—	—	46,222	—	—	46,222
Other comprehensive loss, net of tax	—	—	—	—	(1,639)	(1,639)
Net loss	—	—	—	(81,889)	—	(81,889)
Balances as of March 31, 2024	169,314,029	$169	$17,637,902	$(15,310,544)	$(38,629)	$2,288,898
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(93,012)	$(81,889)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	59,138	—
Amortization of intangible assets	84,304	95,057
Depreciation of property and equipment	3,564	2,834
Amortization of right-of-use assets	2,305	2,614
Provision for allowances for doubtful accounts	59	86
Stock-based compensation	25,163	42,325
Deferred income taxes	(26,865)	(1,600)
Other, net	1,753	1,403
Changes in operating assets and liabilities:
Accounts receivable	(15,270)	2,133
Prepaid expenses and other current assets	(23,786)	(23,691)
Inventory	1,515	(3,091)
Other assets	412	1,009
Accounts payable	17,356	(5,870)
Accrued expenses and other current liabilities	12,568	25,185
Accrued compensation	(21,463)	(51,973)
Deferred revenue	(5,542)	7,297
Operating lease liabilities	(2,482)	(2,861)
Other liabilities	(3,798)	(48)
Net cash provided by operating activities	15,919	8,920
Cash flows from investing activities:
Capital expenditures	(2,726)	(1,149)
Capitalized software development costs	(28,859)	(34,363)
Acquisition of business, net of cash acquired	(64,608)	—
Payments for investments	(27,075)	—
Net cash used in investing activities	(123,268)	(35,512)
Cash flows from financing activities:
Proceeds from the exercise of stock options	80	131
Proceeds from employee stock purchase plan	689	1,516
Other, net	—	104
Net cash provided by financing activities	769	1,751
Net decrease in cash and cash equivalents	(106,580)	(24,841)
Effect of foreign currency exchange rate changes	1,585	(899)
Cash and cash equivalents at beginning of the period	1,298,327	1,123,675
Cash and cash equivalents at end of the period	$1,193,332	$1,097,935

Cash paid (received) for income taxes, net	$328	$(245)

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$4,271	$3,673

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” or the “Company,” and is the global leader in virtual care, focused on forging a new healthcare experience with better convenience, outcomes, and value around the world. The Company’s mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience.

The Company was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. The Company’s principal executive office is located in Purchase, New York.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Results of Operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

These consolidated financial statements include the results of Teladoc Health, as well as three professional associations, one of which is associated with the acquisition of Catapult Health, LLC, and 10 professional corporations (collectively, the “THMG Association”).

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

Total revenue and net loss for the VIE were $80.2 million and $0.0 million and $70.0 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively. The VIE’s total assets, all of which were current, were $36.4 million and $29.4 million at March 31, 2025 and December 31, 2024, respectively. The VIE’s total liabilities, all of which were current, were $85.0 million and $78.0 million at March 31, 2025 and December 31, 2024, respectively. The VIE’s total stockholders’ deficit was $48.6 million and $48.6 million at March 31, 2025 and December 31, 2024, respectively.

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

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the capitalization and amortization of software development costs, allowances for sales, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies (including earnouts), litigation and related legal accruals, the accounting for stock-based compensation awards, the probability assessment of satisfying vesting conditions for certain investments, and other items as described in Note 2. “Basis of Presentation and Principles of Consolidation" in the Summary of Significant Accounting Policies in the 2024 Form 10-K and as may be updated in this Quarterly Report in Note 2. “Basis of Presentation and Principles of Consolidation."

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements, as the guidance pertains only to disclosures.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual paying users, accessing the THMG Association professional provider network, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, and other specialty visits and is reported as a component of other revenue. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue.

The following table presents the Company’s revenues disaggregated by revenue source, geography, and segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue by Type
Access Fees	$525,736	$557,174
Other	103,633	88,957
Total Revenue	$629,369	$646,131

Revenue by Geography
U.S. Revenue	$524,970	$547,600
International Revenue	104,399	98,531
Total Revenue	$629,369	$646,131

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$89,082	$109,283
Balance assumed as part of business combination	27	—
Cash collected	55,903	63,061
Revenue recognized	(60,833)	(56,113)
Ending balance	$84,179	$116,231

The Company expects to recognize $67.6 million of revenue throughout the remainder of 2025, $12.7 million of revenue in the year ending December 31, 2026, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Deferred device and contract costs, current	$34,123	$33,188
Deferred device and contract costs, non-current	17,307	17,057
Total deferred device and contract costs	$51,430	$50,245

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2024	$50,245
Additions	13,491
Cost of revenue recognized	(12,306)
Ending balance as of March 31, 2025	$51,430

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Raw materials and purchased parts	$13,318	$14,459
Work in process	555	600
Finished goods	24,139	23,079
Total inventories	$38,012	$38,138

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Prepaid expenses	$90,415	$67,471
Deferred device and contract costs, current	34,123	33,188
Other receivables	10,263	9,809
Other current assets	2,713	2,828
Total prepaid expenses and other current assets	$137,514	$113,296

Note 6. Acquisitions

Business Combination

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures.” The total purchase price is allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date. The excess of the purchase price over the fair values of the net tangible assets and intangible assets is recorded as goodwill.
On February 28, 2025, Teladoc Health acquired full ownership of Catapult Health, LLC (“Catapult Health”) by paying $64.6 million in cash, which is net of $0.1 million of cash acquired. Additionally, the Company recognized a $1.6 million preliminary working capital adjustment and accrued $3.8 million for contingent consideration. The contingent consideration reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified targets. Catapult Health will be included as a component of the Company’s Integrated Care reporting segment.

The preliminary purchase price allocations for the Catapult Health acquisition includes $12.7 million for identifiable intangible assets and $59.1 million for goodwill. The Company's preliminary estimate is that approximately 73.0% of the goodwill is tax deductible.

Concurrent with the closing of the acquisition of Catapult Health, the Company recorded a full impairment of the $59.1 million of acquired goodwill because the Integrated Care reporting unit’s fair value at the time of acquisition was less than its carrying value. See Note 7. Goodwill for further information.

Other Investments

Investments in equity securities may be accounted for using (i) the fair value option if elected, (ii) fair value through earnings if fair value is readily determinable or (iii) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. The election to use the measurement alternative is made for each eligible investment.

In the three months ended March 31, 2025, Teladoc Health paid $27.0 million to acquire shares of common and preferred stock in a private company. In addition, the Company received warrants subject to certain vesting conditions that would allow for the purchase of additional preferred stock of the private company. This investment is included in "Other assets" in the Company's Condensed Consolidated Balance Sheet as of March 31, 2025.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of December 31, 2024	$—	$283,190	$283,190
Addition associated with business combination	59,138	—	59,138
Impairment	(59,138)	—	(59,138)
Balance as of March 31, 2025	$—	$283,190	$283,190

Concurrent with the closing of its acquisition of Catapult Health, the Company performed a goodwill impairment test on its Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, the Company recognized an immediate impairment of $59.1 million of goodwill associated with the Catapult Health acquisition in the three months ended March 31, 2025. As the carrying value of the Integrated Care reporting unit continues to exceed its fair value, any future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

Goodwill is net of accumulated impairment charges of $14.2 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments, $1.1 billion was associated with goodwill assigned to the Integrated Care segment, and $0.8 billion was associated with goodwill assigned to the BetterHelp segment. If the Company experiences sustained significant decreases in its share price, this may result in the need to perform impairment assessments of goodwill and long-lived assets including definite-lived intangibles that could result in future impairments.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (dollars in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
March 31, 2025
Client relationships	2 to 20 years	$1,466,248	$(519,312)	$946,936	11.3
Trademarks	2 to 15 years	328,837	(266,926)	61,911	5.4
Software	3 to 5 years	607,885	(336,613)	271,272	2.0
Acquired technology	4 to 7 years	341,618	(228,356)	113,262	2.5
Intangible assets, net		$2,744,588	$(1,351,207)	$1,393,381	8.5
December 31, 2024
Client relationships	2 to 20 years	$1,453,811	$(490,426)	$963,385	11.6
Trademarks	2 to 15 years	324,229	(263,671)	60,558	5.8
Software	3 to 5 years	575,106	(293,588)	281,518	2.1
Acquired technology	4 to 7 years	341,563	(215,664)	125,899	2.8
Intangible assets, net		$2,694,709	$(1,263,349)	$1,431,360	8.7

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of acquired intangibles	$42,411	$64,181
Amortization of capitalized software development costs	41,893	30,876
Amortization of intangible assets expense	$84,304	$95,057

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of March 31, 2025 was as follows (in thousands):

Years Ending December 31,
2025	$244,014
2026	272,126
2027	193,812
2028	107,749
2029 and thereafter	575,680
$1,393,381

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management ("CRM") and enterprise resource planning ("ERP") systems, are recorded in "Other assets" in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the cloud computing costs were $44.6 million and $44.8 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $1.9 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Marketing and advertising	$37,655	$44,057
Franchise, sales and other taxes	36,902	28,112
Client performance guarantees and accrued rebates	29,189	36,865
Consulting fees/provider fees	19,315	18,974
Professional fees	12,470	9,358
Operating lease liabilities—current	9,962	10,337
Insurance	8,693	7,653
Information technology	8,611	10,147
Interest payable	5,813	1,483
Lease abandonment obligation—current	5,232	5,036
Staff augmentation	3,089	2,708
Other	42,040	27,427
Total	$218,971	$202,157

Note 10. Convertible Senior Notes

Outstanding Convertible Senior Notes

As of March 31, 2025, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. (“Livongo”) on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes;” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

The following table presents certain terms of the Notes that were outstanding as of March 31, 2025:

	2027 Notes	2025 Notes	Livongo Notes
Principal Amount Outstanding as of March 31, 2025 (in thousands)	$1,000,000	$725	$550,000
Interest Rate Per Year	1.25%	1.375%	0.875%
Fair Value as of March 31, 2025 (in thousands) (1)	$910,000	$710	$542,300
Fair Value as of December 31, 2024 (in thousands) (1)	$875,000	$587	$535,700
Maturity Date	June 1, 2027	May 15, 2025	June 1, 2025
Optional Redemption Date	June 5, 2024	May 22, 2022	June 5, 2023
Conversion Date	December 1, 2026	November 15, 2024	March 1, 2025
Conversion Rate Per $1,000 Principal Amount as of March 31, 2025	4.1258	18.6621	13.94
Remaining Contractual Life as of March 31, 2025	2.2 years	0.1 years	0.2 years
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

The net carrying values of the Notes consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
2025 Notes
Principal	$725	$725
Less: Debt discount (1)	(1)	(2)
Net carrying amount	724	723

Livongo Notes
Principal	550,000	550,000
Less: Debt discount (1)	—	—
Net carrying amount	550,000	550,000

2027 Notes
Principal	1,000,000	1,000,000
Less: Debt discount (1)	(7,710)	(8,582)
Net carrying amount	992,290	991,418

Total net carrying amount	$1,543,014	$1,542,141

Convertible senior notes, net—current	$550,724	$550,723
Convertible senior notes, net—non-current	992,290	991,418
Total net carrying amount	$1,543,014	$1,542,141
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net—current and Convertible senior notes, net—non-current and amortized to interest expense over the expected life of the Notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
2025 Notes	2025	2024
Contractual interest expense	$2	$2
Amortization of debt discount	1	1
Total	$3	$3
Effective interest rate	1.8%	1.8%

	Three Months Ended March 31,
Livongo Notes	2025	2024
Contractual interest expense	$1,203	$1,203
Amortization of debt discount	—	—
Total	$1,203	$1,203
Effective interest rate	0.9%	0.9%

	Three Months Ended March 31,
2027 Notes	2025	2024
Contractual interest expense	$3,125	$3,125
Amortization of debt discount	872	858
Total	$3,997	$3,983
Effective interest rate	1.6%	1.6%

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

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of
March 31,
Operating Leases:	2025
2025	$9,892
2026	11,761
2027	8,662
2028	6,662
2029	5,140
2030 and thereafter	8,369
Total future minimum payments	50,486
Less: imputed interest	(6,726)
Present value of lease liabilities	$43,760

Accrued expenses and other current liabilities	$9,962
Operating lease liabilities, net of current portion	$33,798

The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of March 31, 2025. See Note. 12, “Restructuring,” for further information.

Note 12. Restructuring

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

The Company recorded $4.3 million of restructuring costs during the three months ended March 31, 2025, of which $3.6 million was related to employee transition, severance payments, employee benefits, and related costs and $0.7 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

The Company recorded $9.7 million of restructuring costs during the three months ended March 31, 2024, of which $7.0 million was related to employee transition, severance payments, employee benefits, and related costs and $2.7 million was for other restructuring related costs.

The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item "Accrued compensation" and the lease termination and other related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets as of March 31, 2025 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2024	$1,152	$5,036	$—	$6,188
Additions	3,579	543	12	4,134
Cash payments	(3,586)	(347)	(12)	(3,945)
Accrued Balance, March 31, 2025	$1,145	$5,232	$—	$6,377
(1)Reflects amounts associated with other restructuring related costs.

Note 13. Stock-based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period. For a full description of the Company’s stock-based compensation programs, refer to Note 13 of the Company’s financial statements included in the Company's 2024 Form 10-K.

In the three months ended March 31, 2025, the Company granted a portion of its employees awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). The total number of units granted was approximately 8.0 million and the aggregate fair value of the awards was $77.3 million. A portion of the awards granted consisted of RSUs vesting over a three year period, with one-third vesting on the first anniversary of the grant and with the remainder vesting quarterly thereafter. A smaller portion of the awards granted consisted of PSUs subject to the achievement of specific performance criteria that will time-vest over a three year period, whereas the expense will be recognized on an accelerated tranche-by-tranche basis.

In connection with the commencement of employment of the Company's new Chief Executive Officer ("CEO") on June 10, 2024, the Company granted a new-hire incentive equity award to the CEO under the Company’s 2023 Employment Inducement Incentive Award Plan. Such award consisted of PSUs and RSUs. The fair value of approximately one-fourth of the PSUs was determined to be $3.2 million in the three months ended March 31, 2025 after the performance criteria for those awards was established. The expense recognition for the PSUs began January 1, 2025.

The following table reflects stock-based compensation by award type for the indicated periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Options	$1,068	$1,672
RSUs	22,170	37,317
PSUs	1,530	2,571
Employee Stock Purchase Plan	395	765
Total stock-based compensation	$25,163	$42,325

Total compensation costs for stock-based awards were recorded for the indicated periods as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$573	$1,394
Advertising and marketing	1,503	3,789
Sales	4,259	7,967
Technology and development	5,785	9,299
General and administrative	13,043	19,876
Total stock-based compensation expense	25,163	42,325
Capitalized stock-based compensation	2,577	3,897
Total stock-based compensation	$27,740	$46,222

As of March 31, 2025, the Company had unrecognized compensation cost related to outstanding stock-based award as follows (dollars in thousands):

Award Type	Unearned Compensation	Weighted Average Remaining Life (Years)
Options	$2,790	1.8
RSUs	$131,690	2.1
PSUs	$26,525	2.8

Note 14. Provision for Income Taxes

The Company recorded an income tax benefit of $18.3 million for the three months ended March 31, 2025 and an income tax expense of $2.7 million for the same period in 2024. The tax benefit in 2025 resulted primarily from a discrete benefit of $20.1 million related to completion of a research and development tax credit study. The tax expense in 2024 was primarily due to a shortfall related to stock-based compensation awards that vested in the quarter.

Note 15. Commitments and Contingencies

Commitments

The Company has contractual obligations to make future payments related to its outstanding convertible senior notes, which are presented in Note 10. Convertible Senior Notes, and its long-term operating leases, which are presented in Note 11. Leases.

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

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Eastern District of New York, which was consolidated with the Schneider case in the Southern District court under the caption In re Teladoc Health, Inc. Securities Litigation. The lead plaintiff subsequently filed amended complaints that expanded the alleged class period to February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint, and on September 24, 2024 the U.S. Court of Appeals for the Second Circuit affirmed in part, and vacated in part, the Southern District court’s dismissal and remanded for further proceedings. On March 21, 2025, the court granted the defendant's renewed motion to dismiss, and on April 22, 2025 the lead plaintiff filed a notice of appeal of the Southern District Court’s dismissal in the United States Court of Appeals for the Second Circuit. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuit vigorously.

On August 9, 2022, a verified shareholder derivative complaint (Vaughn v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s officers and directors. The complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with factual assertions similar to those in the purported securities class action complaints described above. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On September 6, 2022, a duplicative verified stockholder derivative complaint (Hendry v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Hendry were substantially similar to those in Vaughn. The Vaughn and Hendry actions were consolidated under the caption In re Teladoc Stockholder Derivative Litigation, and a consolidated complaint was filed on November 29, 2022. The consolidated complaint also asserts violations of Section 14(a) of the Securities Exchange Act of 1934. The parties subsequently stipulated to transfer the action to the U.S. District Court for the District of Delaware, and on December 22, 2022 the parties agreed, and the Court ordered, to stay all proceedings until final resolution, including exhaustion of appeals, of the motion to dismiss filed in the purported securities class action complaint described above. The named directors and officers have not yet responded to the complaint. On April 11, 2025, the parties agreed, and the Court ordered, to dismiss the action without prejudice.

There have been multiple putative class-action lawsuits filed against the Company's subsidiary BetterHelp in connection with the consent order that BetterHelp entered into with the U.S. Federal Trade Commission in July 2023. The actions have been filed in California federal and state courts and in Canada. The cases are substantially similar, involving allegations of misleading patients as to BetterHelp’s use of patient data and associated alleged violations of law involving privacy, advertising, contract, and tort. The Company believes that it has substantial defenses, and the Company intends to defend the lawsuits vigorously.

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

On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On October 4, 2024 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On October 1, 2024, a duplicative verified stockholder derivative complaint (Brigman, et al. v. Daniel, et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Brigman are substantially similar to those in Roy, and also alleges insider trading violations and misappropriation of information against certain defendants. On April 7, 2025 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. The named directors and officers have not yet responded to the complaint.

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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Three Months Ended March 31, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$389,468	$239,901	$629,369
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	131,008	65,248
Advertising and marketing, exclusive of stock-based compensation (1)		132,972
Other segment expenses (2)	208,081	33,967
Adjusted EBITDA	$50,379	$7,714	58,093
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			25,163
Goodwill impairment			59,138
Acquisition, integration, and transformation costs			2,188
Restructuring costs			4,347
Amortization of intangible assets			84,304
Depreciation of property and equipment			3,564
Other expense (income), net			(2,435)
Interest expense			5,765
Interest income			(12,674)
Loss before provision for income taxes			(111,267)
Provision for income taxes			(18,255)
Net loss			$(93,012)

Three Months Ended March 31, 2024	Integrated Care	BetterHelp	Consolidated
Revenue	$377,111	$269,020	$646,131
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	120,313	72,830
Advertising and marketing, exclusive of stock-based compensation (1)		146,998
Other segment expenses (2)	209,124	33,726
Adjusted EBITDA	$47,674	$15,466	63,140
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			42,325
Goodwill impairment			—
Acquisition, integration, and transformation costs			373
Restructuring costs			9,673
Amortization of intangible assets			95,057
Depreciation of property and equipment			2,834
Other expense (income), net			370
Interest expense			5,649
Interest income			(13,942)
Loss before provision for income taxes			(79,199)
Provision for income taxes			2,690
Net loss			$(81,889)
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
BetterHelp—sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of
	March 31,	December 31,
	2025	2024
United States	$26,627	$25,686
International	4,013	3,801
Total long-lived assets	$30,640	$29,487

Note 17. Subsequent Events

On April [30], 2025, the Company completed the acquisition of UpLift Health Technologies, Inc. in an all-cash transaction of $30 million, with up to $15 million in additional contingent earnout consideration. UpLift Health Technologies, Inc. will be included in the BetterHelp segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled” “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties, and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in our other reports and U.S. Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

The impact that the imposition of tariffs and changes to global trade policies will have on our consolidated results of operations is uncertain. We expect tariffs on goods imported into the U.S. from Canada, Mexico, and China, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs from those countries which would impact our consolidated results of operations as we import components for assembling welcome kits, refill kits, and replacement components for our chronic care management solutions and virtual healthcare devices manufactured for sale or lease as part of our hosted virtual healthcare platform solution. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs that may be sourced domestically or in other countries with no or lower tariffs. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations. For further information, see “Risk Factors—We depend on a limited number of third-party suppliers for certain components of our medical devices, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business,” and “—Our international operations pose certain political, legal and compliance, operational, regulatory, economic, and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase” included in our 2024 Form 10-K.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to the THMG Association professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2024 Form 10-K. U.S. Integrated Care members increased by 10.7 million, or 12%, to 102.5 million at March 31, 2025, compared to the same period in 2024.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increased revenue. Chronic care program enrollment increased by 3% to 1.151 million at March 31, 2025, compared to 1.121 million at March 31, 2024.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member was $1.27 in the three months ended March 31, 2025, compared to $1.38 in the same period in 2024.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success. BetterHelp paying users decreased by 4% to 0.397 million for the three months ended March 31, 2025, compared to 0.415 million for the three months ended March 31, 2024.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

Condensed Consolidated Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data for the three months ended March 31, 2025 and 2024 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024	Variance	%
Revenue	$629,369	$646,131	$(16,762)	(3)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	196,829	194,538	2,291	1%
Advertising and marketing	168,185	183,329	(15,144)	(8)%
Sales	48,693	54,364	(5,671)	(10)%
Technology and development	69,958	81,388	(11,430)	(14)%
General and administrative	112,774	111,697	1,077	1%
Goodwill impairment	59,138	—	59,138	N/M
Acquisition, integration, and transformation costs	2,188	373	1,815	N/M
Restructuring costs	4,347	9,673	(5,326)	(55)%
Amortization of intangible assets	84,304	95,057	(10,753)	(11)%
Depreciation of property and equipment	3,564	2,834	730	26%
Total costs and expenses	749,980	733,253	16,727	2%
Loss from operations	(120,611)	(87,122)	(33,489)	38%
Interest income	(12,674)	(13,942)	1,268	(9)%
Interest expense	5,765	5,649	116	2%
Other expense (income), net	(2,435)	370	(2,805)	N/M
Loss before provision for income taxes	(111,267)	(79,199)	(32,068)	40%
Provision for income taxes	(18,255)	2,690	(20,945)	N/M
Net loss	$(93,012)	$(81,889)	$(11,123)	14%
Net loss per share, basic and diluted	$(0.53)	$(0.49)	$(0.04)	8%

Adjusted EBITDA (1)	$58,093	$63,140	$(5,047)	(8)%
___________________________
N/M - Not Meaningful
(1)Non-GAAP Financial Measure

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(93,012)	$(81,889)
Add:
Provision for income taxes	(18,255)	2,690
Other expense (income), net	(2,435)	370
Interest expense	5,765	5,649
Interest income	(12,674)	(13,942)
Depreciation of property and equipment	3,564	2,834
Amortization of intangible assets	84,304	95,057
Restructuring costs	4,347	9,673
Acquisition, integration, and transformation costs	2,188	373
Goodwill impairment	59,138	—
Stock-based compensation	25,163	42,325
Adjusted EBITDA	$58,093	$63,140

Integrated Care	$50,379	$47,674
BetterHelp	7,714	15,466
Adjusted EBITDA	$58,093	$63,140

Revenue. The following table presents revenues disaggregated by revenue source and geography:

	Three Months Ended March 31,
($ in thousands, unaudited)	2025	2024	Variance	%
Revenue by Type
Access Fees	$525,736	$557,174	$(31,438)	(6)%
Other	103,633	88,957	14,676	16%
Total Revenue	$629,369	$646,131	$(16,762)	(3)%

Revenue by Geography
U.S. Revenue	$524,970	$547,600	$(22,630)	(4)%
International Revenue	104,399	98,531	5,868	6%
Total Revenue	$629,369	$646,131	$(16,762)	(3)%

Total revenue was $629.4 million for the three months ended March 31, 2025, compared to $646.1 million during the three months ended March 31, 2024, a decrease of $16.8 million, or 3%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. Other revenue predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $196.8 million for the three months ended March 31, 2025, compared to $194.5 million for the three months ended March 31, 2024, an increase of $2.3 million, or 1%. The increase was primarily driven by higher labor costs, technology costs, and amortization of devices, partially offset by lower physician costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $168.2 million for the three months ended March 31, 2025, compared to $183.3 million for the three months ended March 31, 2024, a decrease of

$15.1 million, or 8%. This decrease was primarily due to lower digital and media advertising costs, partially offset by higher professional fees.

Sales Expenses. Sales expenses were $48.7 million for the three months ended March 31, 2025, compared to $54.4 million for the three months ended March 31, 2024, a decrease of $5.7 million, or 10%. The decrease reflects lower employee compensation and commission costs, partially offset by higher costs for professional fees.

Technology and Development Expenses. Technology and development expenses were $70.0 million for the three months ended March 31, 2025, compared to $81.4 million for the three months ended March 31, 2024, a decrease of $11.4 million, or 14%. The decrease primarily reflects lower employee compensation costs.

For the three months ended March 31, 2025 and 2024, research and development costs, which exclude amounts reflected as capitalized software development costs, were $22.9 million and $24.8 million, respectively.

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 1%, to $112.8 million for the three months ended March 31, 2025, compared to $111.7 million for the three months ended March 31, 2024. The increase was primarily driven by higher indirect taxes, professional fees, legal costs, and software and infrastructure cost, partially offset by lower employee compensation costs.

Goodwill Impairment. Concurrent with the completion of the acquisition of Catapult Health, we performed a goodwill impairment test on the Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, we recognized an immediate impairment of $59.1 million of goodwill associated with the Catapult Health acquisition in the three months ended March 31, 2025. As the carrying value of the Integrated Care reporting unit continues to exceed its fair value, any future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our Customer Relationship Management and Enterprise Resource Planning ecosystem and were $2.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Restructuring Costs. Restructuring costs for the three months ended March 31, 2025 were $4.3 million, of which $3.6 million was for employee transition, severance, employee benefits, and related costs and $0.7 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

Restructuring costs for the three months ended March 31, 2024 were $9.7 million, of which $7.0 million was for employee transition, severance, employee benefits, and related costs and $2.7 million was related to other restructuring related costs.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	%
Amortization of acquired intangibles	$42,411	$64,181	(34)%
Amortization of capitalized software development costs	41,893	30,876	36%
Amortization of intangible assets expense	$84,304	$95,057	(11)%

Amortization of intangible assets was $84.3 million for the three months ended March 31, 2025, compared to
$95.1 million for the three months ended March 31, 2024, a decrease of $10.8 million, or 11%. The decrease was primarily driven by the lower amortization associated with the Livongo trademark, partially offset by an increase in the amortization of capitalized software development costs related to our investment in platforms.

Depreciation of Property and Equipment. Depreciation of property and equipment was $3.6 million for the three months ended March 31, 2025, compared to $2.8 million for the three months ended March 31, 2024, an increase of $0.7 million, or 26%.

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $12.7 million for the three months ended March 31, 2025, compared to $13.9 million for the three months ended March 31, 2024. The decrease was driven by lower interest rate yields.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.8 million for the three months ended March 31, 2025, compared to $5.6 million for the three months ended March 31, 2024.

Other Expense (Income), net. Other expense (income), net was an income of $2.4 million for the three months ended March 31, 2025, compared to an expense of $0.4 million for the three months ended March 31, 2024, primarily reflecting the impact of foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded an income tax benefit of $18.3 million for the three months ended March 31, 2025, compared to $2.7 million income tax expense for the three months ended March 31, 2024. The tax benefit in 2025 resulted primarily from a discrete benefit of $20.1 million related to completion of a research and development tax credit study. The tax expense in 2024 was primarily due to a shortfall related to stock-based compensation awards that vested in the quarter.

Segment Information

The following tables set forth the results of operations by segment for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
Integrated Care	2025	2024	Variance	%
Revenue	$389,468	$377,111	$12,357	3%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	131,008	120,313	10,695	9%
Other segment expenses (1)	208,081	209,124	(1,043)	—%
Adjusted EBITDA	$50,379	$47,674	$2,705	6%
Adjusted EBITDA Margin %	12.9%	12.6%
_________________________________________
(1)Other segment expenses includes advertising and marketing expenses, sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Integrated Care total revenues increased by $12.4 million, or 3%, to $389.5 million for the three months ended March 31, 2025. The increase in revenue was primarily driven by higher chronic care program enrollment and adoption, as well as higher telemedicine product revenue, and to a lesser extent, driven in part by the acquisition of Catapult Health.

Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $10.7 million, or 9%, to $131.0 million for the three months ended March 31, 2025. The increase was primarily driven by higher labor costs, technology costs, and amortization of device costs, partially offset by lower physician costs.

Integrated Care other segment expenses decreased by $1.0 million to $208.1 million for the three months ended March 31, 2025. The decrease was primarily driven by lower employee compensation, partially offset by higher indirect taxes, professional fees, advertising costs, and legal and regulatory costs.

	Three Months Ended March 31,
BetterHelp	2025	2024	Variance	%
Therapy Services	$234,438	$263,712	$(29,274)	(11)%
Other Wellness Services	5,463	5,308	155	3%
Total Revenue	239,901	269,020	(29,119)	(11)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	65,248	72,830	(7,582)	(10)%
Advertising and marketing, exclusive of stock-based compensation	132,972	146,998	(14,026)	(10)%
Other segment expenses (1)	33,967	33,726	241	1%
Adjusted EBITDA	$7,714	$15,466	$(7,752)	(50)%
Adjusted EBITDA Margin %	3.2%	5.7%
_________________________________________
(1)Other segment expenses includes sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

BetterHelp total revenues decreased by $29.1 million, or 11%, to $239.9 million for the three months ended March 31, 2025, driven by a 4% decrease in average monthly paying users.

BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, decreased by $7.6 million, or 10%, to $65.2 million for the three months ended March 31, 2025. The decrease was primarily driven by lower therapist costs.

BetterHelp advertising and marketing, exclusive of stock-based compensation, decreased by $14.0 million, or 10%, to $133.0 million for the three months ended March 31, 2025, primarily reflecting lower spending on digital and media advertising, partially offset by higher professional fees.

BetterHelp other segment expenses increased by $0.2 million, or 1%, to $34.0 million for the three months ended March 31, 2025. The increase was primarily driven by higher legal and regulatory fees, software and infrastructure costs, and professional fees, partially offset by lower indirect taxes and therapist recruiting and retention costs.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Consolidated Statements of Cash Flows - Summary	2025	2024
Net cash provided by operating activities	$15,919	$8,920
Net cash used in investing activities	(123,268)	(35,512)
Net cash provided by financing activities	769	1,751
Effect of foreign currency exchange rate changes	1,585	(899)
Total decrease in cash and cash equivalents	$(104,995)	$(25,740)

Our principal source of liquidity is our cash and cash equivalents, totaling $1,193.3 million as of March 31, 2025. We anticipate continuing positive operating cash flows for 2025.

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

An aggregate principal amount of $550.7 million of our convertible senior notes is due within the next quarter. See Note 10. “Convertible Senior Notes” to the condensed consolidated financial statements for additional information on our convertible senior notes.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of March 31, 2025.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $15.9 million for the three months ended March 31, 2025 compared to net cash provided by operating activities of $8.9 million for the three months ended March 31, 2024. The year-over-year change was primarily driven by lower incentive compensation payments.

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

Cash from Investing Activities

Cash used in investing activities was $123.3 million for the three months ended March 31, 2025, and $35.5 million for the three months ended March 31, 2024. We paid $64.6 million, net of cash acquired, to complete the acquisition of Catapult Health and paid $27.0 million to acquire securities of a private company during the three months ended March 31, 2025. The remaining change drivers primarily related to lower amounts paid for capitalized software development costs associated with ongoing projects to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $0.8 million and $1.8 million for the three months ended March 31, 2024, primarily reflecting lower proceeds from the employee stock purchase plan.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$15,919	$8,920
Capital expenditures	(2,726)	(1,149)
Capitalized software development costs	(28,859)	(34,363)
Free Cash Flow	$(15,666)	$(26,592)

Free cash flow was an outflow of $15.7 million for the three months ended March 31, 2025, compared to an outflow of $26.6 million for the three months ended March 31, 2024. The year-over-year change was driven by decreases in incentive compensation payments and lower payments for capitalized software development costs, offset by higher capitalized expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $7.2 million over the next 12 months. We do not expect cash flows related to our convertible senior notes to be affected by a sudden change in market interest rates as they bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

We operate our business primarily within the U.S. which accounts for approximately 83% of our revenues. We have not utilized hedging strategies with respect to our foreign currency exchange exposure, however we may begin to do so.

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

No single Client represented over 10% of consolidated revenues for the three months ended March 31, 2025 or 2024. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest customers was 31% of total Integrated Care segment revenue for the three months ended March 31, 2025 and 2024. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2024 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As allowed by SEC guidelines, this evaluation excludes the operations of Catapult Health, which was acquired during the three months ended March 31, 2025.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit
Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

10.1	Second Amendment to Teladoc Health, Inc. 2023 Employment Inducement Award Plan.	10-K	001-37477	10.25	2/27/25

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: May 1, 2025	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer

Date: May 1, 2025	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer