Form 10-Q
period 2025-06-30
Teladoc Health, Inc.
filed 2025-07-30
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
Commission File Number: 001-37477
______________________________________
TELADOC HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3705970
(State of incorporation)	(I.R.S. Employer Identification No.)

155 E 44th Street, Floor 17
New York, New York	10017
(Address of principal executive office)	(Zip code)
(203) 635-2002
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TDOC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2025, the Registrant had 176,690,662 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$679,621	$1,298,327
Accounts receivable, net of allowance for doubtful accounts of $4,914 and $5,134 at June 30, 2025 and December 31, 2024, respectively	225,431	214,146
Inventories	38,159	38,138
Prepaid expenses and other current assets	130,059	113,296
Total current assets	1,073,270	1,663,907
Property and equipment, net	27,667	29,487
Goodwill	283,190	283,190
Intangible assets, net	1,383,306	1,431,360
Operating lease—right-of-use assets	25,501	27,092
Other assets	101,070	81,488
Total assets	$2,894,004	$3,516,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,434	$33,130
Accrued expenses and other current liabilities	202,304	202,157
Accrued compensation	70,332	76,229
Deferred revenue—current	74,697	79,296
Convertible senior notes, net—current	—	550,723
Total current liabilities	401,767	941,535
Other liabilities	4,245	720
Operating lease liabilities, net of current portion	32,047	32,135
Deferred revenue, net of current portion	10,694	9,786
Deferred taxes, net	29,947	49,851
Convertible senior notes, net—non-current	993,165	991,418
Total liabilities	1,471,865	2,025,445
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 176,608,056 shares and 173,405,016 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	177	173
Additional paid-in capital	17,812,932	17,759,194
Accumulated deficit	(16,355,572)	(16,229,900)
Accumulated other comprehensive loss	(35,398)	(38,388)
Total stockholders’ equity	1,422,139	1,491,079
Total liabilities and stockholders’ equity	$2,894,004	$3,516,524

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$631,900	$642,444	$1,261,269	$1,288,575
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	190,537	188,059	387,366	382,597
Advertising and marketing	167,547	170,270	335,732	353,599
Sales	49,951	50,438	98,644	104,802
Technology and development	68,784	76,751	138,742	158,139
General and administrative	108,114	109,552	220,888	221,249
Goodwill impairment	—	790,000	59,138	790,000
Acquisition, integration, and transformation costs	2,658	457	4,846	830
Restructuring costs	5,692	1,500	10,039	11,173
Amortization of intangible assets	88,664	94,862	172,968	189,919
Depreciation of property and equipment	4,338	1,703	7,902	4,537
Total costs and expenses	686,285	1,483,592	1,436,265	2,216,845
Loss from operations	(54,385)	(841,148)	(174,996)	(928,270)
Interest income	(10,064)	(13,572)	(22,738)	(27,514)
Interest expense	4,473	5,648	10,238	11,297
Other expense (income), net	(8,371)	563	(10,806)	933
Loss before provision for income taxes	(40,423)	(833,787)	(151,690)	(912,986)
Provision for income taxes	(7,763)	3,884	(26,018)	6,574
Net loss	(32,660)	(837,671)	(125,672)	(919,560)
Other comprehensive loss, net of tax:
Currency translation adjustment	1,847	(337)	2,990	(1,976)
Comprehensive loss	$(30,813)	$(838,008)	$(122,682)	$(921,536)

Net loss per share, basic and diluted	$(0.19)	$(4.92)	$(0.72)	$(5.44)

Weighted-average shares used to compute basic and diluted net loss per share	175,917,380	170,229,583	175,040,625	168,980,165
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	175,340,325	$175	$17,787,012	$(16,322,912)	$(37,245)	$1,427,030
Exercise of stock options	152	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	989,648	1	(1)	—	—	—
Issuance of stock under employee stock purchase plan	277,931	1	1,672	—	—	1,673
Stock-based compensation	—	—	24,248	—	—	24,248
Other comprehensive income, net of tax	—	—	—	—	1,847	1,847
Net loss	—	—	—	(32,660)	—	(32,660)
Balance as of June 30, 2025	176,608,056	$177	$17,812,932	$(16,355,572)	$(35,398)	$1,422,139

Balance as of December 31, 2024	173,405,016	$173	$17,759,194	$(16,229,900)	$(38,388)	$1,491,079
Exercise of stock options	10,759	—	81	—	—	81
Issuance of common stock upon vesting of restricted stock units	2,914,350	3	(3)	—	—	—
Issuance of stock under employee stock purchase plan	277,931	1	1,672	—	—	1,673
Stock-based compensation	—	—	51,988	—	—	51,988
Other comprehensive income, net of tax	—	—	—	—	2,990	2,990
Net loss	—	—	—	(125,672)	—	(125,672)
Balance as of June 30, 2025	176,608,056	$177	$17,812,932	$(16,355,572)	$(35,398)	$1,422,139

Balance as of March 31, 2024	169,314,029	$169	$17,637,902	$(15,310,544)	$(38,629)	$2,288,898
Exercise of stock options	222,941	—	2,546	—	—	2,546
Issuance of common stock upon vesting of restricted stock units	1,283,845	2	(2)	—	—	—
Issuance of stock under employee stock purchase plan	304,068	—	3,153	—	—	3,153
Stock-based compensation	—	—	45,497	—	—	45,497
Other comprehensive loss, net of tax	—	—	—	—	(337)	(337)
Net loss	—	—	—	(837,671)	—	(837,671)
Balances as of June 30, 2024	171,124,883	$171	$17,689,096	$(16,148,215)	$(38,966)	$1,502,086

Balances as of December 31, 2023	166,658,253	$167	$17,591,551	$(15,228,655)	$(36,990)	$2,326,073
Exercise of stock options	247,013	—	2,677	—	—	2,677
Issuance of common stock upon vesting of restricted stock units	3,915,549	4	(4)	—	—	—
Issuance of stock under employee stock purchase plan	304,068	—	3,153	—	—	3,153
Stock-based compensation	—	—	91,719	—	—	91,719
Other comprehensive income, net of tax	—	—	—	—	(1,976)	(1,976)
Net loss	—	—	—	(919,560)	—	(919,560)
Balances as of June 30, 2024	171,124,883	$171	$17,689,096	$(16,148,215)	$(38,966)	$1,502,086
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(125,672)	$(919,560)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	59,138	790,000
Amortization of intangible assets	172,968	189,919
Depreciation of property and equipment	7,902	4,537
Amortization of right-of-use assets	4,190	4,902
Provision for allowances for doubtful accounts	377	810
Stock-based compensation	47,507	84,432
Deferred income taxes	(34,072)	1,368
Other, net	2,049	2,695
Changes in operating assets and liabilities:
Accounts receivable	(8,497)	(2,971)
Prepaid expenses and other current assets	(16,434)	(13,017)
Inventory	861	(6,032)
Other assets	7,616	676
Accounts payable	19,278	12,614
Accrued expenses and other current liabilities	(5,149)	154
Accrued compensation	(9,545)	(45,802)
Deferred revenue	(6,084)	(1,638)
Operating lease liabilities	(5,170)	(5,424)
Other liabilities	(3,912)	(60)
Net cash provided by operating activities	107,351	97,603
Cash flows from investing activities:
Capital expenditures	(3,994)	(3,061)
Capitalized software development costs	(57,824)	(60,199)
Proceeds from the sale of investment	740	—
Acquisition accounted for as a business combination, net of cash acquired	(65,302)	—
Asset acquisition resulting in net intangible assets	(29,569)	—
Payments for investments	(27,075)	—
Other, net	60	—
Net cash used in investing activities	(182,964)	(63,260)
Cash flows from financing activities:
Proceeds from the exercise of stock options	81	2,677
Proceeds from employee stock purchase plan	1,384	2,798
Repayment of convertible senior notes	(550,629)	—
Other, net	—	81
Net cash (used in) provided by financing activities	(549,164)	5,556
Net (decrease) increase in cash and cash equivalents	(624,777)	39,899
Effect of foreign currency exchange rate changes	6,071	(1,191)
Cash and cash equivalents at beginning of the period	1,298,327	1,123,675
Cash and cash equivalents at end of the period	$679,621	$1,162,383

Cash paid for income taxes, net	$5,661	$4,613

Interest paid	$8,661	$8,662

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$5,681	$3,099

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

The Company was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. In June 2025, the Company relocated its principal executive office from Purchase, New York to New York, New York.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2025 and 2024, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Results of Operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

These consolidated financial statements include the results of Teladoc Health, as well as three professional associations and 10 professional corporations that comprise the “THMG Association” and five professional corporations that comprise the "Uplift Association."

Teladoc Health Medical Group, P.A. (“THMG”) is party to a services agreement by and among it and the other professional associations and professional corporations in the THMG Association pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

Uplift Behavioral Health, P.C. (“Uplift PC”) is party to a services agreement by and among it and the other professional corporations in the Uplift Association pursuant to which each professional corporation provides services to Uplift PC. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

The Company holds a variable interest in the THMG Association and the Uplift Association, which each contract with physicians and other health professionals in order to provide services to Teladoc Health. The THMG Association and the Uplift Association are each considered a variable interest entity (“VIE”) since each does not have sufficient equity to finance their respective activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control the activities that most significantly impact the THMG Association and the Uplift Association economic performance and funds and absorbs all losses of the VIE and appropriately consolidates the THMG Association and the Uplift Association.

Total revenue and net loss for the VIEs were $81.3 million and $0.4 million and $64.1 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively. Total revenue and net loss for the VIEs were $161.5 million and $0.4 million and $134.1 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively. The VIE’s total assets, all of which were current, were $42.0 million and $29.4 million at June 30, 2025 and December 31, 2024, respectively. The VIE’s total liabilities, all of which were current, were $91.0 million and $78.0 million at June 30, 2025 and December 31, 2024, respectively. The VIE’s total stockholders’ deficit was $49.0 million and $48.6 million at June 30, 2025 and December 31, 2024, respectively.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures" to enhance the transparency and decision usefulness of income tax disclosures through expansion of disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial disclosures.

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

In May 2025, the FASB issued ASU No. 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity," which clarifies current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In May 2025, the FASB issued ASU No. 2025-04, "Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer." This new standard clarifies the accounting for share-based consideration payable to a customer under ASC 718 and ASC 606. Key changes include expanding the “performance condition” definition, requiring an estimate of forfeitures, and clarifying the measurement guidance. ASU 2025-04 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual paying users, accessing the THMG Association professional provider network, Uplift Association professional provider network, and the Company's therapy and other wellness platforms, hosted virtual healthcare platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, virtual therapy, and other specialty visits, and is reported as a component of other revenue. Revenue associated with virtual healthcare device equipment sales included with the Company’s hosted virtual healthcare platform is also reported in other revenue.

The following table presents the Company’s revenues disaggregated by revenue source and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by Type
Access Fees	$523,703	$559,648	$1,049,439	$1,116,822
Other	108,197	82,796	211,830	171,753
Total Revenue	$631,900	$642,444	$1,261,269	$1,288,575

Revenue by Geography
U.S. Revenue	$519,689	$540,802	$1,044,659	$1,088,402
International Revenue	112,211	101,642	216,610	200,173
Total Revenue	$631,900	$642,444	$1,261,269	$1,288,575

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$89,082	$109,282
Balances assumed as part of business acquisitions	890	—
Cash collected	67,663	66,593
Revenue recognized	(72,244)	(68,698)
Ending balance	$85,391	$107,177

The Company expects to recognize $56.3 million of revenue throughout the remainder of 2025, $20.2 million of revenue in the year ending December 31, 2026, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Deferred device and contract costs, current	$34,063	$33,188
Deferred device and contract costs, non-current	16,092	17,057
Total deferred device and contract costs	$50,155	$50,245

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2024	$50,245
Additions	22,882
Cost of revenue recognized	(22,972)
Ending balance as of June 30, 2025	$50,155

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Raw materials and purchased parts	$11,704	$14,459
Work in process	640	600
Finished goods	25,815	23,079
Total inventories	$38,159	$38,138

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Prepaid expenses	$85,589	$67,471
Deferred device and contract costs, current	34,063	33,188
Other receivables	8,574	9,809
Other current assets	1,833	2,828
Total prepaid expenses and other current assets	$130,059	$113,296

Note 6. Acquisitions

Asset Acquisition

On April 30, 2025, Teladoc Health acquired Uplift Health Technologies, Inc. (“Uplift”) by paying $29.6 million in cash. The Company may pay up to an additional $15.0 million during the year ending December 31, 2026 based on the achievement of certain specified targets. This transaction was accounted for as an asset acquisition since the acquired intangible assets, disclosed in client and other relationships, represented substantially all of the gross assets acquired. All revenue and expense recognized following the acquisition date related to Uplift are included as a component of the Company's BetterHelp reporting segment.

Business Combination
On February 28, 2025, Teladoc Health acquired full ownership of Catapult Health, LLC (“Catapult Health”). Including the final closing adjustments, the Company paid $65.3 million, which is net of $0.1 million of cash acquired. Additionally, the Company has accrued $3.8 million for contingent consideration, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified targets. The acquisition of Catapult Health was accounted for as a business combination, applying the concepts set forth under ASC Subtopic 805-10, “Business Combinations.” Catapult Health is included as a component of the Company’s Integrated Care reporting segment.

The purchase price allocations for the Catapult Health acquisition includes $12.7 million for identifiable intangible assets and $59.1 million for goodwill. The Company's estimate is that approximately 73.0% of the goodwill is tax deductible.

Concurrent with the closing of the acquisition of Catapult Health, in the three months ended March 31, 2025, the Company recorded a full impairment of the $59.1 million of acquired goodwill because the Integrated Care reporting unit’s fair value at the time of acquisition was less than its carrying value. See Note 7. "Goodwill" for further information.

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

In the three months ended March 31, 2025, Teladoc Health paid $27.0 million to acquire shares of common and preferred stock in a private company. In addition, the Company received warrants subject to certain vesting conditions that would allow for the purchase of additional preferred stock of the private company. This investment is included in "Other assets" in the Company's Condensed Consolidated Balance Sheet as of June 30, 2025.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of December 31, 2024	$—	$283,190	$283,190
Addition associated with business combination	59,138	—	59,138
Impairment	(59,138)	—	(59,138)
Balance as of June 30, 2025	$—	$283,190	$283,190

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

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (dollars in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2025
Client and other relationships	2 to 20 years	$1,515,919	$(553,147)	$962,772	10.9
Trademarks	2 to 15 years	330,324	(271,208)	59,116	5.2
Software	3 to 5 years	644,057	(383,695)	260,362	2.0
Acquired technology	4 to 7 years	341,860	(240,804)	101,056	2.3
Intangible assets, net		$2,832,160	$(1,448,854)	$1,383,306	8.4
December 31, 2024
Client relationships	2 to 20 years	$1,453,811	$(490,426)	$963,385	11.6
Trademarks	2 to 15 years	324,229	(263,671)	60,558	5.8
Software	3 to 5 years	575,106	(293,588)	281,518	2.1
Acquired technology	4 to 7 years	341,563	(215,664)	125,899	2.8
Intangible assets, net		$2,694,709	$(1,263,349)	$1,431,360	8.7

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of acquired intangibles	$44,372	$64,102	$86,783	$128,283
Amortization of capitalized software development costs	44,292	30,760	86,185	61,636
Amortization of intangible assets	$88,664	$94,862	$172,968	$189,919

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of June 30, 2025 was as follows (in thousands):

Years Ending December 31,
2025	$167,792
2026	288,550
2027	216,672
2028	121,973
2029 and thereafter	588,319
$1,383,306

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management ("CRM") and enterprise resource planning ("ERP") systems, are recorded in "Other assets" in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the cloud computing costs were $44.4 million and $44.8 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $1.9 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the associated expense for cloud computing costs was $3.8 million and $2.4 million, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Marketing and advertising	$38,099	$44,057
Franchise, sales and other taxes	36,582	28,112
Client performance guarantees and accrued rebates	30,604	36,865
Consulting fees/provider fees	16,807	18,974
Information technology	11,295	10,147
Professional fees	10,268	9,358
Operating lease liabilities—current	9,880	10,337
Insurance	7,860	7,653
Lease abandonment obligation—current	4,931	5,036
Staff augmentation	3,883	2,708
Interest payable	1,081	1,483
Other	31,014	27,427
Total	$202,304	$202,157

Note 10. Convertible Senior Notes

At December 31, 2024, the Company had three series of convertible senior notes outstanding. The issuances of such notes originally consisted of (i) $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million, (ii) $287.5 million aggregate principal amount of 1.375% convertible senior notes due 2025 (the “2025 Notes”), issued on May 8, 2018 for net proceeds to the Company of $279.1 million after deducting offering costs of approximately $8.4 million, and (iii) $550.0 million aggregate principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. ("Livongo") on June 4, 2020 for which the Company agreed to assume all of Livongo’s rights and obligations (the “Livongo Notes” and together with the 2027 Notes and the 2025 Notes, the “Notes”).

On the May 15, 2025 maturity date, the Company paid $0.6 million to settle the outstanding principal amount of the 2025 Notes and, on the June 1, 2025 maturity date, paid $550.0 million to settle the outstanding principal amount of the Livongo Notes. As of June 30, 2025, only the 2027 Notes remain outstanding.

The following table presents certain terms of the 2027 Notes that were outstanding as of June 30, 2025:

2027 Notes
Principal Amount Outstanding as of June 30, 2025 (in thousands)	$1,000,000
Interest Rate Per Year	1.25%
Fair Value as of June 30, 2025 (in thousands) (1)	$921,000
Fair Value as of December 31, 2024 (in thousands) (1)	$875,000
Maturity Date	June 1, 2027
Optional Redemption Date	June 5, 2024
Conversion Date	December 1, 2026
Conversion Rate Per $1,000 Principal Amount as of June 30, 2025	4.1258
Remaining Contractual Life as of June 30, 2025	1.9 years
(1)The Company estimates the fair value of its 2027 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities. The 2027 Notes would be classified as Level 2 within the fair value hierarchy, as defined in Note 2. “Basis of Presentation and Principles of Consolidation.”

The 2027 Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to such 2027 Notes; equal in right of payment to the Company’s liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

•during the five business day period after any 10 consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the 2027 Notes on each such trading day;

•upon the occurrence of specified corporate events described under the applicable indenture; or

•if the Company calls the 2027 Notes for redemption, at any time until the close of business on the second business day immediately preceding the redemption date.

On or after the applicable conversion date, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of the 2027 Notes, regardless of the foregoing circumstances.

The 2027 Notes are convertible into shares of the Company’s common stock at the applicable conversion rate shown in the table above. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. If the Company elects to satisfy the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of the Company’s common stock due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 25 consecutive trading day observation period.

The Company may redeem for cash all or part of the 2027 Notes, at its option, on or after the applicable optional redemption date shown in the table above if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, calling the 2027 Notes for redemption on or after the applicable optional redemption date will constitute a make-whole fundamental change with respect to the 2027 Notes, in which case the conversion rate applicable to the conversion of the 2027 Notes, if it is converted in connection with the redemption, will be increased in certain circumstances as described in the applicable indenture.

The Company accounts for the 2027 Notes at amortized cost within the liability section of its Condensed Consolidated Balance Sheets. The Company has reserved an aggregate of 4.1 million shares of common stock for the 2027 Notes.

The net carrying values of the indicated notes consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
2025 Notes
Principal	$—	$725
Less: Debt discount (1)	—	(2)
Net carrying amount	—	723

Livongo Notes
Principal	—	550,000
Less: Debt discount (1)	—	—
Net carrying amount	—	550,000

2027 Notes
Principal	1,000,000	1,000,000
Less: Debt discount (1)	(6,835)	(8,582)
Net carrying amount	993,165	991,418

Total net carrying amount	$993,165	$1,542,141

Convertible senior notes, net—current	$—	$550,723
Convertible senior notes, net—non-current	993,165	991,418
Total net carrying amount	$993,165	$1,542,141
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net—current and Convertible senior notes, net—non-current and amortized to interest expense over the expected life of the notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the indicated notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
2025 Notes	2025	2024	2025	2024
Contractual interest expense	$1	$3	$3	$5
Amortization of debt discount	—	1	1	2
Total	$1	$4	$4	$7
Effective interest rate	1.8%	1.8%	1.8%	1.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Livongo Notes	2025	2024	2025	2024
Contractual interest expense	$802	$1,203	$2,005	$2,406
Amortization of debt discount	—	—	—	—
Total	$802	$1,203	$2,005	$2,406
Effective interest rate	0.9%	0.9%	0.9%	0.9%

	Three Months Ended June 30,		Six Months Ended June 30,
2027 Notes	2025	2024	2025	2024
Contractual interest expense	$3,125	$3,125	$6,250	$6,250
Amortization of debt discount	874	861	1,746	1,719
Total	$3,999	$3,986	$7,996	$7,969
Effective interest rate	1.6%	1.6%	1.6%	1.6%

Note 11. Leases

Operating Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than one to seven years, with options to extend the lease term from one to five years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant or equipment for a stated period of time. The Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of
June 30,
Operating Leases:	2025
2025	$6,653
2026	11,916
2027	8,805
2028	6,786
2029	5,249
2030 and thereafter	8,570
Total future minimum payments	47,979
Less: imputed interest	(6,052)
Present value of lease liabilities	$41,927

Accrued expenses and other current liabilities	$9,880
Operating lease liabilities, net of current portion	$32,047

The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of June 30, 2025. See Note. 12, “Restructuring,” for further information.

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

The Company recorded $5.7 million of restructuring costs during the three months ended June 30, 2025, of which $5.4 million was related to employee transition, severance payments, employee benefits, and related costs and $0.3 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. The Company recorded $10.0 million of restructuring costs during the six months ended June 30, 2025, of which $9.0 million was related to employee transition, severance payments, employee benefits, and related costs and $1.0 million was related to costs associated with office space reductions, including $0.3 million of right-of-use asset impairment charges.

The Company recorded $1.5 million of restructuring costs during the three months ended June 30, 2024, of which $1.3 million was related to employee transition, severance payments, employee benefits, and related costs and $0.1 million was for other restructuring related costs. The Company recorded $11.2 million of restructuring costs during the six months ended June 30, 2024, of which $8.3 million was related to employee transition, severance payments, employee benefits, and related costs and $2.8 million was for other restructuring related costs.

The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item "Accrued compensation" and the lease termination and other related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets as of June 30, 2025 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2024	$1,152	$5,036	$—	$6,188
Additions	8,996	693	12	9,701
Cash payments	(8,282)	(798)	(12)	(9,092)
Accrued Balance, June 30, 2025	$1,866	$4,931	$—	$6,797
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

In the six months ended June 30, 2025, the Company granted a portion of its employees awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). The total number of units granted was approximately 8.7 million and the aggregate fair value of the awards was $82.1 million. A portion of the awards granted consisted of RSUs vesting over a three year period, with one-third vesting on the first anniversary of the grant and with the remainder vesting quarterly thereafter. A smaller portion of the awards granted consisted of PSUs subject to the achievement of specific performance criteria that will time-vest over a three year period, whereas the expense will be recognized on an accelerated tranche-by-tranche basis.

The following table reflects stock-based compensation expense by award type for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	$747	$2,228	$1,815	$3,899
RSUs	18,537	39,192	40,707	76,509
PSUs	2,782	278	4,311	2,849
Employee Stock Purchase Plan	278	409	674	1,175
Total stock-based compensation	$22,344	$42,107	$47,507	$84,432

Total compensation costs for stock-based awards were recorded for the indicated periods as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$506	$1,313	$1,079	$2,707
Advertising and marketing	1,302	3,378	2,805	7,167
Sales	3,594	6,953	7,853	14,920
Technology and development	4,247	9,683	10,032	18,982
General and administrative	12,695	20,780	25,738	40,656
Total stock-based compensation expense	22,344	42,107	47,507	84,432
Capitalized stock-based compensation	1,904	3,390	4,481	7,287
Total stock-based compensation	$24,248	$45,497	$51,988	$91,719

As of June 30, 2025, the Company had unrecognized compensation cost related to outstanding stock-based award as follows (dollars in thousands):

Award Type	Unearned Compensation	Weighted Average Remaining Life (Years)
Options	$1,822	2.1
RSUs	$106,952	1.9
PSUs	$23,597	2.6

Note 14. Provision for Income Taxes

The Company recorded an income tax benefit of $7.8 million and $26.0 million for the three and six months ended June 30, 2025, respectively, and an income tax expense of $3.9 million and $6.6 million for the same periods in 2024. The tax benefit in 2025 resulted primarily from a discrete benefit of $20.1 million related to completion of a research and development tax credit study and $11.1 million from the current year's acquisitions, offset by ordinary tax expense of $5.0 million. The tax expense in 2024 was primarily due to a shortfall related to stock-based compensation awards that were vested in the quarter.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's Form 10-Q for the quarter ended September 30, 2025.

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

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Eastern District of New York, which was consolidated with the Schneider case in the Southern District court under the caption In re Teladoc Health, Inc. Securities Litigation. The lead plaintiff subsequently filed amended complaints that expanded the alleged class period to February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint, and on September 24, 2024 the U.S. Court of Appeals for the Second Circuit affirmed in part, and vacated in part, the Southern District court’s dismissal and remanded for further proceedings. On March 21, 2025, the court granted the defendant's renewed motion to dismiss, and on July 25, 2025 the lead plaintiff filed an appeal of the Southern District Court’s dismissal in the United States Court of Appeals for the Second Circuit. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuit vigorously.

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

On May 17, 2024, a purported securities class action complaint (Stary v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period November 2, 2022 through February 20, 2024. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s advertising spend on BetterHelp. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On July 15, 2024, a duplicative purported securities class action complaint (Waits v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Waits were substantially similar to those in Stary. The Stary and Waits actions were consolidated. On December 10, 2024, the District Court appointed co-lead plaintiffs, and, on February 24, 2025 the lead plaintiffs filed an amended complaint that asserts Exchange Act claims for a putative class of shareholders who purchased or acquired stock between July 26, 2023 and February 20, 2024. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuits vigorously, including through the filing of a motion to dismiss the complaint on June 20, 2025.

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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Three Months Ended June 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$391,510	$240,390	$631,900
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	126,387	63,643
Advertising and marketing, exclusive of stock-based compensation (1)		134,292
Other segment expenses (2)	207,673	30,594
Adjusted EBITDA	$57,450	$11,861	69,311
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			22,344
Goodwill impairment			—
Acquisition, integration, and transformation costs			2,658
Restructuring costs			5,692
Amortization of intangible assets			88,664
Depreciation of property and equipment			4,338
Other expense (income), net			(8,371)
Interest expense			4,473
Interest income			(10,064)
Loss before provision for income taxes			(40,423)
Provision for income taxes			(7,763)
Net loss			$(32,660)

Three Months Ended June 30, 2024	Integrated Care	BetterHelp	Consolidated
Revenue	$377,421	$265,023	$642,444
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	117,645	69,100
Advertising and marketing, exclusive of stock-based compensation (1)		135,708
Other segment expenses (2)	195,748	34,762
Adjusted EBITDA	$64,028	$25,453	89,481
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			42,107
Goodwill impairment			790,000
Acquisition, integration, and transformation costs			457
Restructuring costs			1,500
Amortization of intangible assets			94,862
Depreciation of property and equipment			1,703
Other expense (income), net			563
Interest expense			5,648
Interest income			(13,572)
Loss before provision for income taxes			(833,787)
Provision for income taxes			3,884
Net loss			$(837,671)

Six Months Ended June 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$780,978	$480,291	$1,261,269
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	257,395	128,891
Advertising and marketing, exclusive of stock-based compensation (1)		267,264
Other segment expenses (2)	415,754	64,561
Adjusted EBITDA	$107,829	$19,575	127,404
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			47,507
Goodwill impairment			59,138
Acquisition, integration, and transformation costs			4,846
Restructuring costs			10,039
Amortization of intangible assets			172,968
Depreciation of property and equipment			7,902
Other expense (income), net			(10,806)
Interest expense			10,238
Interest income			(22,738)
Loss before provision for income taxes			(151,690)
Provision for income taxes			(26,018)
Net loss			$(125,672)

Six Months Ended June 30, 2024	Integrated Care	BetterHelp	Consolidated
Revenue	$754,532	$534,043	$1,288,575
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	237,958	141,931
Advertising and marketing, exclusive of stock-based compensation (1)		282,705
Other segment expenses (2)	404,872	68,488
Adjusted EBITDA	$111,702	$40,919	152,621
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			84,432
Goodwill impairment			790,000
Acquisition, integration, and transformation costs			830
Restructuring costs			11,173
Amortization of intangible assets			189,919
Depreciation of property and equipment			4,537
Other expense (income), net			933
Interest expense			11,297
Interest income			(27,514)
Loss before provision for income taxes			(912,986)
Provision for income taxes			6,574
Net loss			$(919,560)
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
BetterHelp—sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of
	June 30,	December 31,
	2025	2024
United States	$23,321	$25,686
International	4,346	3,801
Total long-lived assets	$27,667	$29,487

Note 17. Subsequent Events

On July 17, 2025 (the “Effective Date”), the Company entered into a credit agreement (the “Credit Agreement”) that provides for a five-year, $300.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

Interest rates under the Revolving Credit Facility are variable and are equal to the euro interbank offered rate, the Sterling Overnight Index Average Reference Rate, the Secured Overnight Financing Rate (“Adjusted Term SOFR”) or the Canadian Overnight Repo Rate Average, in each case, plus a margin of 2.75% to 3.25% per annum based on the Company’s secured net leverage ratio, or, at the Company’s option, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the administrative agent of the Revolving Credit Facility (the "Administrative Agent") as its “base rate” and (c) the one-month Adjusted Term SOFR plus 1.00%, plus a margin of 1.75% to 2.25% per annum based on the Company’s secured net leverage ratio.

The Company will pay customary agency fees and a commitment fee based on the daily unused portion of the Revolving Credit Facility at a rate of 0.50% per annum. The Revolving Credit Facility is not subject to amortization and will mature on the fifth anniversary of the Effective Date.

The Company’s obligations under the Credit Agreement are unconditionally guaranteed by all material domestic and foreign wholly-owned subsidiaries of the Company (the “Subsidiary Guarantors” and together with the Company, the “Obligors”), with customary exceptions.

On the Effective Date, each of the Obligors and the Administrative Agent entered into a pledge and security agreement, pursuant to which the Obligors granted a security interest in substantially all of their respective assets, in each case, subject to customary exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a (x) maximum secured net leverage ratio of 3.50:1.00, subject to a 4.00:1.00 covenant holiday following certain permitted acquisitions or permitted collaborations, and (y) minimum consolidated interest coverage ratio of 3.00:1.00.

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

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” In June 2025, the Company relocated its principal executive office from Purchase, New York to New York, New York. Teladoc Health is the global leader in virtual care focused on forging a new healthcare experience with better convenience, outcomes, and value around the world.

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Individuals who have paid access offer a greater margin than those who have visit fee only access and, over time, the mix of those who have paid access as compared to those who have visit fee only access has declined. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to the THMG Association professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2024 Form 10-K. U.S. Integrated Care members increased by 10.0 million, or 11%, to 102.4 million at June 30, 2025, compared to the same period in 2024.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increase revenue. Chronic care program enrollment decreased by 5% to 1.117 million at June 30, 2025, compared to 1.173 million at June 30, 2024.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member was $1.27 in the three months ended June 30, 2025, compared to $1.36 in the same period in 2024. Average monthly revenue per U.S. Integrated Care member was $1.27 in the six months ended June 30, 2025, compared to $1.37 in the same period in 2024.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period, including both those who pay directly out-of-pocket and those who utilize their insurance coverage. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success. BetterHelp paying users decreased by 5% to 0.388 million for the three months ended June 30, 2025, compared to 0.407 million for the three months ended June 30, 2024, and decreased by 4% to 0.393 million for the six months ended June 30, 2025, compared to 0.411 million for the six months ended June 30, 2024.

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

Condensed Consolidated Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data for the three months ended June 30, 2025 and 2024 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2025	2024	Variance	%
Revenue	$631,900	$642,444	$(10,544)	(2)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	190,537	188,059	2,478	1%
Advertising and marketing	167,547	170,270	(2,723)	(2)%
Sales	49,951	50,438	(487)	(1)%
Technology and development	68,784	76,751	(7,967)	(10)%
General and administrative	108,114	109,552	(1,438)	(1)%
Goodwill impairment	—	790,000	(790,000)	N/M
Acquisition, integration, and transformation costs	2,658	457	2,201	N/M
Restructuring costs	5,692	1,500	4,192	279%
Amortization of intangible assets	88,664	94,862	(6,198)	(7)%
Depreciation of property and equipment	4,338	1,703	2,635	155%
Total costs and expenses	686,285	1,483,592	(797,307)	(54)%
Loss from operations	(54,385)	(841,148)	786,763	(94)%
Interest income	(10,064)	(13,572)	3,508	(26)%
Interest expense	4,473	5,648	(1,175)	(21)%
Other expense (income), net	(8,371)	563	(8,934)	N/M
Loss before provision for income taxes	(40,423)	(833,787)	793,364	(95)%
Provision for income taxes	(7,763)	3,884	(11,647)	(300)%
Net loss	$(32,660)	$(837,671)	$805,011	(96)%
Net loss per share, basic and diluted	$(0.19)	$(4.92)	$4.73	(96)%

Adjusted EBITDA (1)	$69,311	$89,481	$(20,170)	(23)%
___________________________
N/M - Not Meaningful
(1)Non-GAAP Financial Measure

The following table sets forth our Condensed Consolidated Statements of Operations data for the six months ended June 30, 2025 and 2024 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2025	2024	Variance	%
Revenue	$1,261,269	$1,288,575	$(27,306)	(2)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	387,366	382,597	4,769	1%
Advertising and marketing	335,732	353,599	(17,867)	(5)%
Sales	98,644	104,802	(6,158)	(6)%
Technology and development	138,742	158,139	(19,397)	(12)%
General and administrative	220,888	221,249	(361)	—%
Goodwill impairment	59,138	790,000	(730,862)	N/M
Acquisition, integration, and transformation costs	4,846	830	4,016	N/M
Restructuring costs	10,039	11,173	(1,134)	(10)%
Amortization of intangible assets	172,968	189,919	(16,951)	(9)%
Depreciation of property and equipment	7,902	4,537	3,365	74%
Total costs and expenses	1,436,265	2,216,845	(780,580)	(35)%
Income (loss) from operations	(174,996)	(928,270)	753,274	(81)%
Interest income	(22,738)	(27,514)	4,776	(17)%
Interest expense	10,238	11,297	(1,059)	(9)%
Other expense (income), net	(10,806)	933	(11,739)	N/M
Income (loss) before provision for income taxes	(151,690)	(912,986)	761,296	(83)%
Provision for income taxes	(26,018)	6,574	(32,592)	N/M
Net income (loss)	$(125,672)	$(919,560)	$793,888	(86)%
Net income (loss) per share, basic and diluted	$(0.72)	$(5.44)	$4.72	(87)%

Adjusted EBITDA (1)	$127,404	$152,621	$(25,217)	(17)%
___________________________
N/M - Not Meaningful
(1)Non-GAAP Financial Measure

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(32,660)	$(837,671)	$(125,672)	$(919,560)
Add:
Provision for income taxes	(7,763)	3,884	(26,018)	6,574
Other expense (income), net	(8,371)	563	(10,806)	933
Interest expense	4,473	5,648	10,238	11,297
Interest income	(10,064)	(13,572)	(22,738)	(27,514)
Depreciation of property and equipment	4,338	1,703	7,902	4,537
Amortization of intangible assets	88,664	94,862	172,968	189,919
Restructuring costs	5,692	1,500	10,039	11,173
Acquisition, integration, and transformation costs	2,658	457	4,846	830
Goodwill impairment	—	790,000	59,138	790,000
Stock-based compensation	22,344	42,107	47,507	84,432
Adjusted EBITDA	$69,311	$89,481	$127,404	$152,621

Integrated Care	$57,450	$64,028	$107,829	$111,702
BetterHelp	11,861	25,453	19,575	40,919
Adjusted EBITDA	$69,311	$89,481	$127,404	$152,621

Revenue. The following table presents revenues disaggregated by revenue source and geography for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
($ in thousands, unaudited)	2025	2024	Variance	%
Revenue by Type
Access Fees	$523,703	$559,648	$(35,945)	(6)%
Other	108,197	82,796	25,401	31%
Total Revenue	$631,900	$642,444	$(10,544)	(2)%

Revenue by Geography
U.S. Revenue	$519,689	$540,802	$(21,113)	(4)%
International Revenue	112,211	101,642	10,569	10%
Total Revenue	$631,900	$642,444	$(10,544)	(2)%

The following table presents revenues disaggregated by revenue source and geography for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
($ in thousands, unaudited)	2025	2024	Variance	%
Revenue by Type
Access Fees	$1,049,439	$1,116,822	$(67,383)	(6)%
Other	211,830	171,753	40,077	23%
Total Revenue	$1,261,269	$1,288,575	$(27,306)	(2)%

Revenue by Geography
U.S. Revenue	$1,044,659	$1,088,402	$(43,743)	(4)%
International Revenue	216,610	200,173	16,437	8%
Total Revenue	$1,261,269	$1,288,575	$(27,306)	(2)%

Total revenue was $631.9 million for the three months ended June 30, 2025, compared to $642.4 million for the three months ended June 30, 2024, a decrease of $10.5 million, or 2%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health and Uplift increased total revenue for the three months ended June 30, 2025 by approximately 2 percentage points. Other revenue predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems.

Total revenue was $1,261.3 million for the six months ended June 30, 2025, compared to $1,288.6 million for the six months ended June 30, 2024, a decrease of $27.3 million, or 2%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health and Uplift increased total revenue for the six months ended June 30, 2025 by approximately 1 percentage point.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $190.5 million for the three months ended June 30, 2025, compared to $188.1 million for the three months ended June 30, 2024, an increase of $2.5 million, or 1%. On a year-to-date basis, cost of revenue increased by $4.8 million, or 1%, to $387.4 million. The increase for both periods was primarily driven by higher labor costs, technology costs, and amortization of devices, offset by lower physician costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $167.5 million for the three months ended June 30, 2025, compared to $170.3 million for the three months ended June 30, 2024, a decrease of $2.7 million, or 2%. On a year-to-date basis, advertising and marketing expenses decreased by $17.9 million, or 5%, to $335.7 million. The decrease for both periods was driven mainly by lower digital and media advertising costs and lower employee compensation costs, partially offset by higher professional fees and conference costs.

Sales Expenses. Sales expenses were $50.0 million for the three months ended June 30, 2025, compared to $50.4 million for the three months ended June 30, 2024, a decrease of $0.5 million, or 1%. This decrease reflects lower employee compensation costs and professional fees, offset by higher commissions costs, travel costs, and software and infrastructure costs. On a year-to-date basis, sales expenses decreased by $6.2 million, or 6%, to $98.6 million. This reflects lower employee compensation costs, partially offset by higher commissions costs.

Technology and Development Expenses. Technology and development expenses were $68.8 million for the three months ended June 30, 2025, compared to $76.8 million for the three months ended June 30, 2024, a decrease of $8.0 million, or 10%. The decrease primarily reflects lower employee compensation costs, partially offset by higher infrastructure, hosting, and software license costs. On a year-to-date basis, technology and development expenses decreased by $19.4 million, or 12% to $138.7 million. The year-to-date decrease was primarily driven by lower employee compensation costs.

For the three months ended June 30, 2025 and 2024, research and development costs, which exclude amounts reflected as capitalized software development costs, were $22.1 million and $22.2 million, respectively. For the six months ended June 30, 2025 and 2024, research and development costs were $45.0 million and $47.0 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $1.4 million, or 1%, to $108.1 million for the three months ended June 30, 2025, compared to $109.6 million for the three months ended June 30, 2024. The decrease was primarily driven by lower indirect taxes, professional fees, credit card processing fees, bad debt expense, human resource management costs, and occupancy and office costs, partially offset by higher legal costs, software and infrastructure costs, and costs for dues and subscriptions. On a year-to-date basis, general and administrative expenses were flat at $220.9 million compared to $221.2 million in the prior year. This reflects lower employee compensation costs, credit card processing fees, therapist onboarding costs, call center costs, bank fees, bad debt expenses, therapist recruiting costs, occupancy and office costs, and costs for conference and events, offset by higher legal costs, indirect taxes, software and infrastructure costs, professional fees, and costs for dues and subscriptions.

Goodwill Impairment. Concurrent with the completion of the acquisition of Catapult Health, we performed a goodwill impairment test on the Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, an immediate impairment of $59.1 million of goodwill associated with the Catapult Health acquisition was recognized in the three months ended March 31, 2025. As the carrying value of the Integrated Care reporting unit continues to exceed its fair value, any future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our Customer Relationship Management and Enterprise Resource Planning ecosystem and costs to integrate the operations of acquired operations and were $2.7 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and were $4.8 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

Restructuring Costs. Restructuring costs for the three months ended June 30, 2025 were $5.7 million, of which $5.4 million was for employee transition, severance, employee benefits, and related costs and $0.3 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. Restructuring costs for the six months ended June 30, 2025 were $10.0 million, of which $9.0 million was for employee transition, severance, employee benefits, and related costs and $1.0 million was related to costs associated with office space reductions, including $0.3 million of right-of-use asset impairment charges.

Restructuring costs for the three months ended June 30, 2024 were $1.5 million, of which $1.3 million was for employee transition, severance, employee benefits, and related costs and $0.1 million was related to other restructuring related costs. Restructuring costs for the six months ended June 30, 2024 were $11.2 million, of which $8.3 million was for employee transition, severance, employee benefits, and related costs and $2.8 million was related to other restructuring related costs.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	%	2025	2024	%
Amortization of acquired intangibles	$44,372	$64,102	(31)%	$86,783	$128,283	(32)%
Amortization of capitalized software development costs	44,292	30,760	44%	86,185	61,636	40%
Amortization of intangible assets	$88,664	$94,862	(7)%	$172,968	$189,919	(9)%

Amortization of intangible assets was $88.7 million for the three months ended June 30, 2025, compared to $94.9 million for the three months ended June 30, 2024, a decrease of $6.2 million, or 7%. Amortization of intangible assets was $173.0 million for the six months ended June 30, 2025, compared to $189.9 million for the six months ended June 30, 2024, a decrease of $17.0 million, or 9%. The decrease for both periods was primarily driven by the lower amortization associated with the Livongo trademark, partially offset by an increase in the amortization of capitalized software development costs related to our investment in platforms.

Depreciation of Property and Equipment. Depreciation of property and equipment was $4.3 million for the three months ended June 30, 2025, compared to $1.7 million for the three months ended June 30, 2024, an increase of $2.6 million, or 155%. On a year-to-date basis, depreciation of property and equipment was $7.9 million for the six months ended June 30, 2025, compared to $4.5 million for the six months ended June 30, 2024, an increase of $3.4 million, or 74%.

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $10.1 million for the three months ended June 30, 2025, compared to $13.6 million for the three months ended June 30, 2024. Interest income was $22.7 million for the six months ended June 30, 2025, compared to $27.5 million for the six months ended June 30, 2024. The decrease for the three and six months ended June 30, 2025 was driven by lower interest rate yields and a lower average balance of cash and cash equivalents.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $4.5 million for the three months ended June 30, 2025, compared to $5.6 million for the three months ended June 30, 2024. Interest expense was $10.2 million for the six months ended June 30, 2025, compared to $11.3 million for the six months ended June 30, 2024. The decrease for the three and six months ended June 30, 2025 was driven by the maturation of the Livongo Notes and the 2025 Notes.

Other Expense (Income), net. Other expense (income), net was an income of $8.4 million for the three months ended June 30, 2025, compared to an expense of $0.6 million for the three months ended June 30, 2024. Other expense (income), net was an income of $10.8 million for the six months ended June 30, 2025, compared to an expense of $0.9 million for the six months ended June 30, 2024. The change in both periods primarily reflects the impact of foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded an income tax benefit of $7.8 million for the three months ended June 30, 2025 compared to an income tax expense of $3.9 million for the three months ended June 30, 2024, and an income tax benefit of $26.0 million for the six months ended June 30, 2025 compared to an income tax expense of $6.6 million for the six months ended June 30, 2024. The tax benefit in 2025 resulted primarily from a discrete benefit of $20.1 million related to completion of a research and development tax credit study in the three months ended March 31, 2025 and $11.1 million from the current year's acquisitions, offset by ordinary tax expense of $5.0 million. The tax expense in 2024 was primarily due to a shortfall related to stock-based compensation awards that were vested during the year.

Segment Information

The following tables set forth the results of operations by segment for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
Integrated Care	2025	2024	Variance	%
Revenue	$391,510	$377,421	$14,089	4%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	126,387	117,645	8,742	7%
Other segment expenses (1)	207,673	195,748	11,925	6%
Adjusted EBITDA	$57,450	$64,028	$(6,578)	(10)%
Adjusted EBITDA Margin %	14.7%	17.0%

	Six Months Ended June 30,
Integrated Care	2025	2024	Variance	%
Revenue	$780,978	$754,532	$26,446	4%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	257,395	237,958	19,437	8%
Other segment expenses (1)	415,754	404,872	10,882	3%
Adjusted EBITDA	$107,829	$111,702	$(3,873)	(3)%
Adjusted EBITDA Margin %	13.8%	14.8%
_________________________________________
(1)Other segment expenses includes advertising and marketing expenses, sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Integrated Care total revenue increased by $14.1 million, or 4%, to $391.5 million for the three months ended June 30, 2025 and increased by $26.4 million, or 4%, to $781.0 million for the six months ended June 30, 2025. The acquisition of Catapult Health increased Integrated Care total revenue for both the three months ended June 30, 2025 and the six months ended June 30, 2025 by approximately 2 percentage points.

Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $8.7 million, or 7%, to $126.4 million for the three months ended June 30, 2025, and increased by $19.4 million, or 8%, to $257.4 million for the six months ended June 30, 2025. For both periods, the increase was primarily driven by higher labor costs, technology costs, and amortization of device costs, partially offset by lower physician costs.

Integrated Care other segment expenses increased by $11.9 million to $207.7 million for the three months ended June 30, 2025, and increased by $10.9 million to $415.8 million for the six months ended June 30, 2025. The increase for the three months ended June 30, 2025 was primarily driven by higher employee compensation costs, software and infrastructure costs, commissions, and legal and regulatory costs, partially offset by lower redundancy expenses. The increase for the six months ended June 30, 2025 was primarily driven by higher indirect taxes, legal and regulatory costs, professional fees, software and infrastructure costs, and advertising costs, partially offset by lower employee compensation and redundancy expenses.

	Three Months Ended June 30,
BetterHelp	2025	2024	Variance	%
Therapy Services	$235,403	$259,073	$(23,670)	(9)%
Other Wellness Services	4,987	5,950	(963)	(16)%
Total Revenue	240,390	265,023	(24,633)	(9)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	63,643	69,100	(5,457)	(8)%
Advertising and marketing, exclusive of stock-based compensation	134,292	135,708	(1,416)	(1)%
Other segment expenses (1)	30,594	34,762	(4,168)	(12)%
Adjusted EBITDA	$11,861	$25,453	$(13,592)	(53)%
Adjusted EBITDA Margin %	4.9%	9.6%

	Six Months Ended June 30,
BetterHelp	2025	2024	Variance	%
Therapy Services	$469,841	$522,785	$(52,944)	(10)%
Other Wellness Services	10,450	11,258	(808)	(7)%
Total Revenue	480,291	534,043	(53,752)	(10)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	128,891	141,931	(13,040)	(9)%
Advertising and marketing, exclusive of stock-based compensation	267,264	282,705	(15,441)	(5)%
Other segment expenses (1)	64,561	68,488	(3,927)	(6)%
Adjusted EBITDA	$19,575	$40,919	$(21,344)	(52)%
Adjusted EBITDA Margin %	4.1%	7.7%
_________________________________________
(1)Other segment expenses includes sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

BetterHelp total revenue decreased by $24.6 million, or 9%, to $240.4 million for the three months ended June 30, 2025, and decreased by $53.8 million, or 10%, to $480.3 million for the six months ended June 30, 2025, driven by a 5% and a 4% decrease in average monthly paying users in the respective periods.

BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, decreased by $5.5 million, or 8%, to $63.6 million for the three months ended June 30, 2025, and decreased by $13.0 million, or 9%, to $128.9 million for the six months ended June 30, 2025. For both periods, the decrease was primarily driven by lower therapist costs.

BetterHelp advertising and marketing, exclusive of stock-based compensation, decreased by $1.4 million, or 1%, to $134.3 million for the three months ended June 30, 2025, and decreased by $15.4 million, or 5%, to $267.3 million for the six months ended June 30, 2025, primarily reflecting lower spending on digital and media advertising, partially offset by higher professional fees.

BetterHelp other segment expenses decreased by $4.2 million, or 12%, to $30.6 million for the three months ended June 30, 2025, and decreased by $3.9 million, or 6%, to $64.6 million for the six months ended June 30, 2025. The decrease for both periods was primarily driven by lower indirect taxes, credit card processing fees, and occupancy costs, partially offset by higher employee compensation.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
Consolidated Statements of Cash Flows - Summary	2025	2024
Net cash provided by operating activities	$107,351	$97,603
Net cash used in investing activities	(182,964)	(63,260)
Net cash (used in) provided by financing activities	(549,164)	5,556
Effect of foreign currency exchange rate changes	6,071	(1,191)
Total (decrease) increase in cash and cash equivalents	$(618,706)	$38,708

Our principal source of liquidity is our cash and cash equivalents, totaling $679.6 million as of June 30, 2025. We anticipate continuing positive operating cash flows for 2025.

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

Historically, we have financed our operations primarily through sales of equity securities, debt issuance, and bank borrowings. On July 17, 2025, we entered into a five-year, $300.0 million revolving credit facility. We entered into the revolving credit facility to preserve and enhance our financial and operational flexibility, and we do not currently anticipate borrowing any amounts under the facility. See Note 17. “Subsequent Events” to the condensed consolidated financial statements for additional information on our revolving credit facility.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of June 30, 2025.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $107.4 million for the six months ended June 30, 2025 compared to net cash provided by operating activities of $97.6 million for the six months ended June 30, 2024. The year-over-year change was primarily driven by lower incentive compensation payments.

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

Cash from Investing Activities

Cash used in investing activities was $183.0 million for the six months ended June 30, 2025, and $63.3 million for the six months ended June 30, 2024. We paid a total of $65.3 million, net of cash acquired, to purchase Catapult Health, paid $29.6 million for the net intangible assets associated with the Uplift acquisition, and paid $27.0 million to acquire the securities of a private company during the six months ended June 30, 2025. The remaining change drivers primarily related to lower amounts paid for capitalized software development costs associated with ongoing projects to continuously improve and optimize our products and services.

Cash from Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 was $549.2 million and $5.6 million for the six months ended June 30, 2024, primarily reflecting the repayment of our Livongo Notes and 2025 Notes upon maturity.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$107,351	$97,603
Capital expenditures	(3,994)	(3,061)
Capitalized software development costs	(57,824)	(60,199)
Free Cash Flow	$45,533	$34,343

Free cash flow was $45.5 million for the six months ended June 30, 2025, compared to $34.3 million for the six months ended June 30, 2024. The year-over-year change was driven by decreases in incentive compensation payments and lower payments for capitalized software development costs, offset by higher capitalized expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $7.0 million over the next 12 months. We do not expect cash flows related to our convertible senior notes to be affected by a sudden change in market interest rates as they bear fixed interest rates. We do not enter into investments for trading or speculative purposes.

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

No single Client represented over 10% of consolidated revenues for the three or six months ended June 30, 2025 or 2024. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest customers was 31% of total Integrated Care segment revenue for the six months ended June 30, 2025 and 2024. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2024 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As allowed by SEC guidelines, this evaluation excludes the operations of Catapult Health and Uplift, which were acquired during the six months ended June 30, 2025.

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

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit
Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

10.1	First Amendment to Teladoc Health, Inc. 2023 Incentive Award Plan.	8-K	001-37477	10.1	5/22/25

10.2	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective May 14, 2025).					*

10.3	Credit Agreement, dated July 17, 2025, among Teladoc Health, Inc., JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders party thereto.	8-K	001-37477	10.1	7/23/25

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: July 30, 2025	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer

Date: July 30, 2025	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer