Form 10-Q
period 2025-09-30
Teladoc Health, Inc.
filed 2025-10-30
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
Commission File Number: 001-37477
______________________________________
TELADOC HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3705970
(State of incorporation)	(I.R.S. Employer Identification No.)

155 E 44th Street, Suite 1700
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025, the Registrant had 177,473,405 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$726,249	$1,298,327
Accounts receivable, net of allowance for doubtful accounts of $3,868 and $5,134 at September 30, 2025 and December 31, 2024, respectively	210,757	214,146
Inventories	39,904	38,138
Prepaid expenses and other current assets	115,849	113,296
Total current assets	1,092,759	1,663,907
Property and equipment, net	26,916	29,487
Goodwill	283,190	283,190
Intangible assets, net	1,336,653	1,431,360
Operating lease—right-of-use assets	32,365	27,092
Other assets	106,664	81,488
Total assets	$2,878,547	$3,516,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,198	$33,130
Accrued expenses and other current liabilities	205,898	202,157
Accrued compensation	76,848	76,229
Deferred revenue—current	70,146	79,296
Convertible senior notes, net—current	—	550,723
Total current liabilities	405,090	941,535
Other liabilities	4,237	720
Operating lease liabilities, net of current portion	37,799	32,135
Deferred revenue, net of current portion	11,204	9,786
Deferred taxes, net	34,058	49,851
Convertible senior notes, net—non-current	994,044	991,418
Total liabilities	1,486,432	2,025,445
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 177,349,640 shares and 173,405,016 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	177	173
Additional paid-in capital	17,831,624	17,759,194
Accumulated deficit	(16,405,079)	(16,229,900)
Accumulated other comprehensive loss	(34,607)	(38,388)
Total stockholders’ equity	1,392,115	1,491,079
Total liabilities and stockholders’ equity	$2,878,547	$3,516,524

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$626,439	$640,508	$1,887,708	$1,929,083
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	187,179	179,745	574,545	562,342
Advertising and marketing	167,985	177,462	503,717	531,061
Sales	48,209	47,465	146,853	152,267
Technology and development	67,572	72,383	206,314	230,522
General and administrative	102,581	114,245	323,469	335,494
Goodwill impairments	12,625	—	71,763	790,000
Acquisition, integration, and transformation costs	1,931	457	6,777	1,287
Restructuring costs	1,950	3,580	11,989	14,753
Amortization of intangible assets	85,757	86,906	258,725	276,825
Depreciation of property and equipment	2,612	2,666	10,514	7,203
Total costs and expenses	678,401	684,909	2,114,666	2,901,754
Loss from operations	(51,962)	(44,401)	(226,958)	(972,671)
Interest income	(7,081)	(15,326)	(29,819)	(42,840)
Interest expense	4,526	5,660	14,764	16,957
Other expense (income), net	815	(2,239)	(9,991)	(1,306)
Loss before provision for income taxes	(50,222)	(32,496)	(201,912)	(945,482)
Provision for income taxes	(715)	780	(26,733)	7,354
Net loss	(49,507)	(33,276)	(175,179)	(952,836)
Other comprehensive loss, net of tax:
Currency translation adjustment	791	1,860	3,781	(116)
Comprehensive loss	$(48,716)	$(31,416)	$(171,398)	$(952,952)

Net loss per share, basic and diluted	$(0.28)	$(0.19)	$(1.00)	$(5.61)

Weighted-average shares used to compute basic and diluted net loss per share	176,934,781	171,496,282	175,678,949	169,824,993
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2025	176,608,056	$177	$17,812,932	$(16,355,572)	$(35,398)	$1,422,139
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	741,584	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	18,692	—	—	18,692
Other comprehensive income, net of tax	—	—	—	—	791	791
Net loss	—	—	—	(49,507)	—	(49,507)
Balances as of September 30, 2025	177,349,640	$177	$17,831,624	$(16,405,079)	$(34,607)	$1,392,115

Balances as of December 31, 2024	173,405,016	$173	$17,759,194	$(16,229,900)	$(38,388)	$1,491,079
Exercise of stock options	10,759	—	81	—	—	81
Issuance of common stock upon vesting of restricted stock units	3,655,934	3	(3)	—	—	—
Issuance of stock under employee stock purchase plan	277,931	1	1,672	—	—	1,673
Stock-based compensation	—	—	70,680	—	—	70,680
Other comprehensive income, net of tax	—	—	—	—	3,781	3,781
Net loss	—	—	—	(175,179)	—	(175,179)
Balances as of September 30, 2025	177,349,640	$177	$17,831,624	$(16,405,079)	$(34,607)	$1,392,115

Balances as of June 30, 2024	171,124,883	$171	$17,689,096	$(16,148,215)	$(38,966)	$1,502,086
Exercise of stock options	6,133	—	34	—	—	34
Issuance of common stock upon vesting of restricted stock units	812,998	1	(1)	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	36,998	—	—	36,998
Other comprehensive income, net of tax	—	—	—	—	1,860	1,860
Net loss	—	—	—	(33,276)	—	(33,276)
Balances as of September 30, 2024	171,944,014	$172	$17,726,127	$(16,181,491)	$(37,106)	$1,507,702

Balances as of December 31, 2023	166,658,253	$167	$17,591,551	$(15,228,655)	$(36,990)	$2,326,073
Exercise of stock options	253,146	—	2,711	—	—	2,711
Issuance of common stock upon vesting of restricted stock units	4,728,547	5	(5)	—	—	—
Issuance of stock under employee stock purchase plan	304,068	—	3,153	—	—	3,153
Stock-based compensation	—	—	128,717	—	—	128,717
Other comprehensive loss, net of tax	—	—	—	—	(116)	(116)
Net loss	—	—	—	(952,836)	—	(952,836)
Balances as of September 30, 2024	171,944,014	$172	$17,726,127	$(16,181,491)	$(37,106)	$1,507,702

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(175,179)	$(952,836)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairments	71,763	790,000
Amortization of intangible assets	258,725	276,825
Depreciation of property and equipment	10,514	7,203
Amortization of right-of-use assets	7,973	7,144
Provision for allowances for doubtful accounts	(481)	2,199
Stock-based compensation	64,503	118,479
Deferred income taxes	(31,449)	611
Other, net	3,272	5,212
Changes in operating assets and liabilities:
Accounts receivable	7,664	3,675
Prepaid expenses and other current assets	(1,326)	2,849
Inventory	(1,039)	(8,328)
Other assets	6,391	1,439
Accounts payable	16,256	(5,851)
Accrued expenses and other current liabilities	(2,247)	13,980
Accrued compensation	(4,795)	(35,943)
Deferred revenue	(9,777)	(10,456)
Operating lease liabilities	(10,249)	(8,088)
Other liabilities	(3,904)	(336)
Net cash provided by operating activities	206,615	207,778
Cash flows from investing activities:
Capital expenditures	(6,274)	(4,658)
Capitalized software development costs	(86,862)	(89,750)
Proceeds from the sale of investment	740	—
Acquisitions accounted for as business combinations, net of cash acquired	(81,904)	—
Asset acquisition resulting in net intangible assets	(29,569)	—
Payments for investments	(27,875)	—
Other, net	60	—
Net cash used in investing activities	(231,684)	(94,408)
Cash flows from financing activities:
Proceeds from the exercise of stock options	81	2,711
Proceeds from employee stock purchase plan	1,901	3,721
Repayment of convertible senior notes	(550,629)	—
Payment of credit facility issuance costs	(4,109)	—
Other, net	—	(178)
Net cash (used in) provided by financing activities	(552,756)	6,254
Net (decrease) increase in cash and cash equivalents	(577,825)	119,624
Effect of foreign currency exchange rate changes	5,747	567
Cash and cash equivalents at beginning of the period	1,298,327	1,123,675
Cash and cash equivalents at end of the period	$726,249	$1,243,866

Cash paid for income taxes, net	$5,765	$7,234

Interest paid	$8,664	$8,662

Supplemental disclosure of non-cash investing activities
Accruals related to Property and equipment, net and Intangible assets, net	$7,696	$3,706

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Results of Operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Total revenue and net loss for the VIEs were $84.7 million and $0.2 million and $65.6 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively. Total revenue and net loss for the VIEs were

$246.2 million and $0.6 million and $199.7 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. The VIE’s total assets, all of which were current, were $37.1 million and $29.4 million at September 30, 2025 and December 31, 2024, respectively. The VIE’s total liabilities, all of which were current, were $86.3 million and $78.0 million at September 30, 2025 and December 31, 2024, respectively. The VIE’s total stockholders’ deficit was $49.2 million and $48.6 million at September 30, 2025 and December 31, 2024, respectively.

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

In May 2025, the FASB issued ASU No. 2025-04, "Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer." This new standard clarifies the accounting for share-based consideration payable to a customer under Topics 718 and 606. Key changes include expanding the “performance condition” definition, requiring an estimate of forfeitures, and clarifying the measurement guidance. ASU 2025-04 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects that the adoption of this ASU will not have a material effect on its financial statements.

In July 2025, the FASB issued ASU No. 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets." This new standard provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, "Revenue from Contracts with Customers." The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This new standard provides updated guidance on the capitalization and disclosure of internal-use software costs, including cloud computing arrangements and enhancements to qualitative and quantitative disclosures. The amendments aim to clarify when capitalization should begin and end, and require enhanced disclosures to provide greater transparency about software development spending and amortization patterns. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

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

The following table presents the Company’s revenues disaggregated by revenue source and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by Type
Access Fees	$520,907	$555,275	$1,570,346	$1,672,097
Other	105,532	85,233	317,362	256,986
Total Revenue	$626,439	$640,508	$1,887,708	$1,929,083

Revenue by Geography
U.S. Revenue	$509,774	$536,161	$1,554,433	$1,624,563
International Revenue	116,665	104,347	333,275	304,520
Total Revenue	$626,439	$640,508	$1,887,708	$1,929,083

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$89,082	$109,282
Balances assumed as part of business acquisitions	890	—
Cash collected	65,752	68,858
Revenue recognized	(74,374)	(79,346)
Ending balance	$81,350	$98,794

The Company expects to recognize $54.5 million of revenue throughout the remainder of 2025, $18.8 million of revenue in the year ending December 31, 2026, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Deferred device and contract costs, current	$33,548	$33,188
Deferred device and contract costs, non-current	15,468	17,057
Total deferred device and contract costs	$49,016	$50,245

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2024	$50,245
Additions	31,284
Cost of revenue recognized	(32,513)
Ending balance as of September 30, 2025	$49,016

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Raw materials and purchased parts	$13,140	$14,459
Work in process	608	600
Finished goods	26,156	23,079
Total inventories	$39,904	$38,138

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Prepaid expenses	$71,082	$67,471
Deferred device and contract costs, current	33,548	33,188
Other receivables	8,723	9,809
Other current assets	2,496	2,828
Total prepaid expenses and other current assets	$115,849	$113,296

Note 6. Acquisitions

Business Combinations

On August 8, 2025, Teladoc Health acquired full ownership of Telecare Australia Pty Ltd (“Telecare”). Including closing adjustments, the Company paid $16.6 million, which is net of $1.1 million of cash acquired. The acquisition of

Telecare was accounted for as a business combination, applying the concepts set forth under ASC Subtopic 805-10, “Business Combinations.” Telecare is included as a component of the Company’s Integrated Care reporting segment.

The purchase price allocation for the Telecare acquisition includes $6.3 million for identifiable intangible assets and $12.6 million for goodwill. None of the goodwill is deductible for tax purposes.

Concurrent with the closing of the acquisition of Telecare in the three months ended September 30, 2025, the Company recorded a full impairment of the $12.6 million of acquired goodwill because the Integrated Care reporting unit’s fair value at the time of acquisition was less than its carrying value. See Note 7. "Goodwill" for further information.
On February 28, 2025, Teladoc Health acquired full ownership of Catapult Health, LLC (“Catapult Health”). Including the final closing adjustments, the Company paid $65.3 million, which is net of $0.1 million of cash acquired. Additionally, the Company has accrued $3.8 million for contingent consideration, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified targets. The acquisition of Catapult Health was also accounted for as a business combination. Catapult Health is included as a component of the Company’s Integrated Care reporting segment.

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

Asset Acquisition

On April 30, 2025, Teladoc Health acquired Uplift Health Technologies, Inc. (“Uplift”) by paying $29.6 million in cash. The Company may pay up to an additional $15.0 million during the year ending December 31, 2026 based on the achievement of certain specified targets. This transaction was accounted for as an asset acquisition since the acquired intangible asset, disclosed in client and other relationships, represented substantially all of the gross assets acquired. All revenue and expense recognized following the acquisition date related to Uplift are included as a component of the Company's BetterHelp reporting segment.

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

In the three months ended March 31, 2025, Teladoc Health paid $27.0 million to acquire shares of common and preferred stock in a private company. In addition, the Company received warrants subject to certain vesting conditions that would allow for the purchase of additional preferred stock of the private company. This investment is included in "Other assets" in the Company's Condensed Consolidated Balance Sheet as of September 30, 2025.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of December 31, 2024	$—	$283,190	$283,190
Additions associated with business combinations	71,763	—	71,763
Impairments	(71,763)	—	(71,763)
Balance as of September 30, 2025	$—	$283,190	$283,190

Concurrent with the closing of its acquisitions of Telecare and Catapult Health, the Company performed goodwill impairment tests on its Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, the Company recognized immediate impairments of $12.6 million and $59.1 million of goodwill associated with the Telecare and Catapult Health acquisitions in the three months ended September 30, and March 31, 2025, respectively, reflecting a year-to-date total of $71.8 million. If the carrying value of the Integrated Care reporting unit continues to exceed its fair value, any future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

Goodwill is net of accumulated impairment charges of $14.3 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments, $1.2 billion was associated with goodwill assigned to the Integrated Care segment, and $0.8 billion was associated with goodwill assigned to the BetterHelp segment. If the Company experiences sustained significant decreases in its share price, this may result in the need to perform impairment assessments of goodwill and long-lived assets including definite-lived intangibles that could result in future impairments.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (dollars in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2025
Client and other relationships	2 to 20 years	$1,518,446	$(581,729)	$936,717	10.6
Trademarks	2 to 15 years	330,554	(274,051)	56,503	4.9
Software	3 to 5 years	679,687	(426,165)	253,522	2.0
Acquired technology	4 to 7 years	341,763	(251,852)	89,911	2.1
Intangible assets, net		$2,870,450	$(1,533,797)	$1,336,653	8.2
December 31, 2024
Client relationships	2 to 20 years	$1,453,811	$(490,426)	$963,385	11.6
Trademarks	2 to 15 years	324,229	(263,671)	60,558	5.8
Software	3 to 5 years	575,106	(293,588)	281,518	2.1
Acquired technology	4 to 7 years	341,563	(215,664)	125,899	2.8
Intangible assets, net		$2,694,709	$(1,263,349)	$1,431,360	8.7

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of acquired intangibles	$43,523	$51,089	$130,306	$179,372
Amortization of capitalized software development costs	42,234	35,817	128,419	97,453
Amortization of intangible assets	$85,757	$86,906	$258,725	$276,825

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of September 30, 2025 was as follows (in thousands):

Years Ending December 31,
2025	$86,444
2026	301,090
2027	229,252
2028	130,271
2029 and thereafter	589,596
$1,336,653

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management ("CRM") and enterprise resource planning ("ERP") systems, are recorded in "Other assets" in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the cloud computing costs were $45.0 million and $44.8 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $2.5 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the associated expense for cloud computing costs was $6.3 million and $3.7 million, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Franchise, sales and other taxes	$41,517	$28,112
Marketing and advertising	39,627	44,057
Client performance guarantees and accrued rebates	29,393	36,865
Consulting fees/provider fees	14,958	18,974
Professional fees	10,960	9,358
Insurance	10,239	7,653
Operating lease liabilities—current	10,227	10,337
Information technology	8,653	10,147
Staff augmentation	5,146	2,708
Lease abandonment obligation—current	4,556	5,036
Interest payable	4,201	1,483
Other	26,421	27,427
Total	$205,898	$202,157

Note 10. Debt

Outstanding Convertible Senior Notes

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

On the May 15, 2025 maturity date, the Company paid $0.6 million to settle the outstanding principal amount of the 2025 Notes and, on the June 1, 2025 maturity date, paid $550.0 million to settle the outstanding principal amount of the Livongo Notes. As of September 30, 2025, only the 2027 Notes remain outstanding.

The following table presents certain terms of the 2027 Notes that were outstanding as of September 30, 2025:

2027 Notes
Principal Amount Outstanding as of September 30, 2025 (in thousands)	$1,000,000
Interest Rate Per Year	1.25%
Fair Value as of September 30, 2025 (in thousands) (1)	$926,000
Fair Value as of December 31, 2024 (in thousands) (1)	$875,000
Maturity Date	June 1, 2027
Optional Redemption Date	June 5, 2024
Conversion Date	December 1, 2026
Conversion Rate Per $1,000 Principal Amount as of September 30, 2025	4.1258
Remaining Contractual Life as of September 30, 2025	1.7 years
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

The 2027 Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to such 2027 Notes; equal in right of payment to the Company’s liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness (including the Credit Agreement described below); and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

The net carrying values of the indicated notes consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
2025 Notes
Principal	$—	$725
Less: Debt discount (1)	—	(2)
Net carrying amount	—	723

Livongo Notes
Principal	—	550,000
Less: Debt discount (1)	—	—
Net carrying amount	—	550,000

2027 Notes
Principal	1,000,000	1,000,000
Less: Debt discount (1)	(5,956)	(8,582)
Net carrying amount	994,044	991,418

Total net carrying amount	$994,044	$1,542,141

Convertible senior notes, net—current	$—	$550,723
Convertible senior notes, net—non-current	994,044	991,418
Total net carrying amount	$994,044	$1,542,141
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net—current and Convertible senior notes, net—non-current and amortized to interest expense over the expected life of the notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the indicated notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
2025 Notes	2025	2024	2025	2024
Contractual interest expense	$—	$2	$3	$7
Amortization of debt discount	—	—	1	2
Total	$—	$2	$4	$9
Effective interest rate	—%	1.8%	1.8%	1.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
Livongo Notes	2025	2024	2025	2024
Contractual interest expense	$—	$1,203	$2,005	$3,609
Amortization of debt discount	—	—	—	—
Total	$—	$1,203	$2,005	$3,609
Effective interest rate	—%	0.9%	0.9%	0.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
2027 Notes	2025	2024	2025	2024
Contractual interest expense	$3,125	$3,125	$9,375	$9,375
Amortization of debt discount	880	865	2,626	2,584
Total	$4,005	$3,990	$12,001	$11,959
Effective interest rate	1.6%	1.6%	1.6%	1.6%

Revolving Credit Facility

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

In connection with the closing of the Credit Agreement, the Company paid $4.1 million in fees that are being amortized over the life of the Credit Agreement. At September 30, 2025, $3.9 million of the fees remain unamortized and are being carried as an asset.

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

Compliance with Debt Covenants

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a maximum secured net leverage ratio of 3.5:1, subject to a 4.0:1 covenant holiday following certain permitted acquisitions or permitted collaborations, and a minimum consolidated interest coverage ratio of 3.0:1.

As of September 30, 2025, the Company had approximately $2.2 million of outstanding letters of credit under the Revolving Credit Facility, leaving approximately $297.8 million available for borrowing, from which the Company had not drawn.

Note 11. Leases

Operating Leases

The Company has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than one to ten years, with options to extend the lease term from one to five years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant or equipment for a stated period of time. The Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of
September 30,
Operating Leases:	2025
2025	$3,266
2026	13,300
2027	10,095
2028	7,953
2029	6,432
2030 and thereafter	15,733
Total future minimum payments	56,779
Less: imputed interest	(8,753)
Present value of lease liabilities	$48,026

Accrued expenses and other current liabilities	$10,227
Operating lease liabilities, net of current portion	$37,799

The Company rents certain virtual healthcare platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of September 30, 2025. See Note. 12, “Restructuring,” for further information.

Note 12. Restructuring

The Company accounts for restructuring costs in accordance with Accounting Standards Codification ("ASC") Subtopic 420-10, "Exit or Disposal Cost Obligations" and ASC Section 360-10-35, "Property, Plant and Equipment-

Subsequent Measurement." The costs are recorded to the "Restructuring costs" line item within the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss as they are recognized.

The Company recorded $2.0 million of restructuring costs during the three months ended September 30, 2025, of which $1.7 million was related to employee transition, severance, employee benefits, and related costs and $0.3 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. The Company recorded $12.0 million of restructuring costs during the nine months ended September 30, 2025, of which $10.6 million was related to employee transition, severance, employee benefits, and related costs and $1.4 million was related to costs associated with office space reductions, including $0.5 million of right-of-use asset impairment charges.

The Company recorded $3.6 million of restructuring costs during the three months ended September 30, 2024, of which $2.3 million was related to employee transition, severance, employee benefits, and related costs and $1.3 million was related to costs associated with office space reductions, including $1.0 million of right-of-use asset impairment charges. The Company recorded $14.8 million of restructuring costs during the nine months ended September 30, 2024, of which $10.7 million was related to employee transition, severance, employee benefits, and related costs and $1.3 million was related to costs associated with office space reductions, including $1.0 million of right-of-use asset impairment charges, and $2.8 million was for other restructuring related costs.

The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item "Accrued compensation" and the lease termination and other related portion included in the line item "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheet as of September 30, 2025 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2024	$1,152	$5,036	$—	$6,188
Additions	10,650	806	12	11,468
Cash payments	(10,442)	(1,286)	(12)	(11,740)
Accrued Balance, September 30, 2025	$1,360	$4,556	$—	$5,916
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

In the nine months ended September 30, 2025, the Company granted a portion of its employees awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). The total number of units granted was approximately 8.8 million and the aggregate fair value of the awards was $83.1 million. A portion of the awards granted consisted of RSUs vesting over a three year period, with one-third vesting on the first anniversary of the grant and with the remainder vesting quarterly thereafter. A smaller portion of the awards granted consisted of PSUs subject to the achievement of specific performance criteria that will time-vest over a three year period, whereas the expense will be recognized on an accelerated tranche-by-tranche basis.

The following table reflects stock-based compensation expense by award type for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options	$264	$1,900	$2,079	$5,799
RSUs	17,521	32,549	58,228	109,058
PSUs	(1,125)	(947)	3,186	1,903
Employee Stock Purchase Plan	336	545	1,010	1,719
Total stock-based compensation	$16,996	$34,047	$64,503	$118,479

Total compensation costs for stock-based awards were recorded for the indicated periods as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$509	$1,075	$1,588	$3,782
Advertising and marketing	1,083	3,856	3,888	11,023
Sales	3,156	5,204	11,009	20,124
Technology and development	4,129	8,152	14,161	27,134
General and administrative	8,119	15,760	33,857	56,416
Total stock-based compensation expense	16,996	34,047	64,503	118,479
Capitalized stock-based compensation	1,696	2,951	6,177	10,238
Total stock-based compensation	$18,692	$36,998	$70,680	$128,717

As of September 30, 2025, the Company had unrecognized compensation cost related to outstanding stock-based award as follows (dollars in thousands):

Award Type	Unearned Compensation	Weighted Average Remaining Life (Years)
Options	$1,504	1.9
RSUs	$85,299	1.8
PSUs	$9,479	2.1

Note 14. Provision for Income Taxes

The Company recorded an income tax benefit of $0.7 million and $26.7 million for the three and nine months ended September 30, 2025, respectively, and an income tax expense of $0.8 million and $7.4 million for the same periods in 2024. The tax benefit in the nine months ended September 30, 2025 resulted primarily from discrete benefits of $20.1 million related to completion of a research and development tax credit study and $11.1 million from the current year's acquisitions, offset by ordinary tax expense of approximately $4.6 million. The tax expense in the nine months ended September 30, 2024 was primarily due to a shortfall related to stock-based compensation awards that vested during the year.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. These changes were reflected in the income tax provision for the period ending September 30, 2025 and have a minimal impact on the effective tax rate but result in favorable cash tax impacts in 2025 as a result of certain accelerated tax deductions.

Note 15. Commitments and Contingencies

Commitments

The Company has contractual obligations to make future payments related to its outstanding convertible senior notes, which are presented in Note 10. Debt, and its long-term operating leases, which are presented in Note 11. Leases.

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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Three Months Ended September 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$389,538	$236,901	$626,439
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	124,254	62,417
Advertising and marketing, exclusive of stock-based compensation (1)		134,599
Other segment expenses (2)	199,216	36,044
Adjusted EBITDA	$66,068	$3,841	69,909
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			16,996
Goodwill impairment			12,625
Acquisition, integration, and transformation costs			1,931
Restructuring costs			1,950
Amortization of intangible assets			85,757
Depreciation of property and equipment			2,612
Other expense (income), net			815
Interest expense			4,526
Interest income			(7,081)
Loss before provision for income taxes			(50,222)
Provision for income taxes			(715)
Net loss			$(49,507)

Three Months Ended September 30, 2024	Integrated Care	BetterHelp	Consolidated
Revenue	$383,666	$256,842	$640,508
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	113,006	65,665
Advertising and marketing, exclusive of stock-based compensation (1)		143,389
Other segment expenses (2)	202,621	32,572
Adjusted EBITDA	$68,039	$15,216	83,255
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			34,047
Goodwill impairment			—
Acquisition, integration, and transformation costs			457
Restructuring costs			3,580
Amortization of intangible assets			86,906
Depreciation of property and equipment			2,666
Other expense (income), net			(2,239)
Interest expense			5,660
Interest income			(15,326)
Loss before provision for income taxes			(32,496)
Provision for income taxes			780
Net loss			$(33,276)

Nine Months Ended September 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$1,170,516	$717,192	$1,887,708
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	381,649	191,308
Advertising and marketing, exclusive of stock-based compensation (1)		401,863
Other segment expenses (2)	614,970	100,605
Adjusted EBITDA	$173,897	$23,416	197,313
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			64,503
Goodwill impairment			71,763
Acquisition, integration, and transformation costs			6,777
Restructuring costs			11,989
Amortization of intangible assets			258,725
Depreciation of property and equipment			10,514
Other expense (income), net			(9,991)
Interest expense			14,764
Interest income			(29,819)
Loss before provision for income taxes			(201,912)
Provision for income taxes			(26,733)
Net loss			$(175,179)

Nine Months Ended September 30, 2024	Integrated Care	BetterHelp	Consolidated
Revenue	$1,138,198	$790,885	$1,929,083
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	350,964	207,595
Advertising and marketing, exclusive of stock-based compensation (1)		426,095
Other segment expenses (2)	607,493	101,060
Adjusted EBITDA	$179,741	$56,135	235,876
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			118,479
Goodwill impairment			790,000
Acquisition, integration, and transformation costs			1,287
Restructuring costs			14,753
Amortization of intangible assets			276,825
Depreciation of property and equipment			7,203
Other expense (income), net			(1,306)
Interest expense			16,957
Interest income			(42,840)
Loss before provision for income taxes			(945,482)
Provision for income taxes			7,354
Net loss			$(952,836)
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
BetterHelp—sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of
	September 30,	December 31,
	2025	2024
United States	$22,506	$25,686
International	4,410	3,801
Total long-lived assets	$26,916	$29,487

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Individuals who have paid access offer a greater margin than those who have visit fee only access and, over time, the mix of those who have paid access as compared to those who have visit fee only access has declined. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to the THMG Association professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2024 Form 10-K. U.S. Integrated Care members increased by 8.6 million, or 9%, to 102.5 million at September 30, 2025, compared to the same period in 2024.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increase revenue. Chronic care program enrollment decreased by 1% to 1.165 million at September 30, 2025, compared to 1.179 million at September 30, 2024.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption, the growth of our business, and future revenue potential. Average monthly revenue per U.S. Integrated Care member was $1.27 in the three months ended September 30, 2025, compared to $1.36 in the same period in 2024. Average monthly revenue per U.S. Integrated Care member was $1.27 in the nine months ended September 30, 2025, compared to $1.37 in the same period in 2024.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period, including both those who pay directly out-of-pocket and those who utilize their insurance coverage. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success. BetterHelp paying users decreased by 4% to 0.382 million for the three months ended September 30, 2025, compared to 0.398 million for the three months ended September 30, 2024, and decreased by 4% to 0.389 million for the nine months ended September 30, 2025, compared to 0.407 million for the nine months ended September 30, 2024.

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

Adjusted EBITDA consists of net loss before provision for income taxes; other expense (income), net; interest income; interest expense; depreciation of property and equipment; amortization of intangible assets; restructuring costs; acquisition, integration, and transformation cost; goodwill impairments; and stock-based compensation.

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

Condensed Consolidated Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data for the three months ended September 30, 2025 and 2024 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2025	2024	Variance	%
Revenue	$626,439	$640,508	$(14,069)	(2)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	187,179	179,745	7,434	4%
Advertising and marketing	167,985	177,462	(9,477)	(5)%
Sales	48,209	47,465	744	2%
Technology and development	67,572	72,383	(4,811)	(7)%
General and administrative	102,581	114,245	(11,664)	(10)%
Goodwill impairments	12,625	—	12,625	N/M
Acquisition, integration, and transformation costs	1,931	457	1,474	N/M
Restructuring costs	1,950	3,580	(1,630)	(46)%
Amortization of intangible assets	85,757	86,906	(1,149)	(1)%
Depreciation of property and equipment	2,612	2,666	(54)	(2)%
Total costs and expenses	678,401	684,909	(6,508)	(1)%
Loss from operations	(51,962)	(44,401)	(7,561)	17%
Interest income	(7,081)	(15,326)	8,245	(54)%
Interest expense	4,526	5,660	(1,134)	(20)%
Other expense (income), net	815	(2,239)	3,054	(136)%
Loss before provision for income taxes	(50,222)	(32,496)	(17,726)	55%
Provision for income taxes	(715)	780	(1,495)	(192)%
Net loss	$(49,507)	$(33,276)	$(16,231)	49%
Net loss per share, basic and diluted	$(0.28)	$(0.19)	$(0.09)	47%

Adjusted EBITDA (1)	$69,909	$83,255	$(13,346)	(16)%
___________________________
N/M - Not Meaningful
(1)Non-GAAP Financial Measure

The following table sets forth our Condensed Consolidated Statements of Operations data for the nine months ended September 30, 2025 and 2024 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2025	2024	Variance	%
Revenue	$1,887,708	$1,929,083	$(41,375)	(2)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	574,545	562,342	12,203	2%
Advertising and marketing	503,717	531,061	(27,344)	(5)%
Sales	146,853	152,267	(5,414)	(4)%
Technology and development	206,314	230,522	(24,208)	(11)%
General and administrative	323,469	335,494	(12,025)	(4)%
Goodwill impairments	71,763	790,000	(718,237)	N/M
Acquisition, integration, and transformation costs	6,777	1,287	5,490	N/M
Restructuring costs	11,989	14,753	(2,764)	(19)%
Amortization of intangible assets	258,725	276,825	(18,100)	(7)%
Depreciation of property and equipment	10,514	7,203	3,311	46%
Total costs and expenses	2,114,666	2,901,754	(787,088)	(27)%
Income (loss) from operations	(226,958)	(972,671)	745,713	(77)%
Interest income	(29,819)	(42,840)	13,021	(30)%
Interest expense	14,764	16,957	(2,193)	(13)%
Other expense (income), net	(9,991)	(1,306)	(8,685)	N/M
Income (loss) before provision for income taxes	(201,912)	(945,482)	743,570	(79)%
Provision for income taxes	(26,733)	7,354	(34,087)	N/M
Net income (loss)	$(175,179)	$(952,836)	$777,657	(82)%
Net income (loss) per share, basic and diluted	$(1.00)	$(5.61)	$4.61	(82)%

Adjusted EBITDA (1)	$197,313	$235,876	$(38,563)	(16)%
___________________________
N/M - Not Meaningful
(1)Non-GAAP Financial Measure

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(49,507)	$(33,276)	$(175,179)	$(952,836)
Add:
Provision for income taxes	(715)	780	(26,733)	7,354
Other expense (income), net	815	(2,239)	(9,991)	(1,306)
Interest expense	4,526	5,660	14,764	16,957
Interest income	(7,081)	(15,326)	(29,819)	(42,840)
Depreciation of property and equipment	2,612	2,666	10,514	7,203
Amortization of intangible assets	85,757	86,906	258,725	276,825
Restructuring costs	1,950	3,580	11,989	14,753
Acquisition, integration, and transformation costs	1,931	457	6,777	1,287
Goodwill impairments	12,625	—	71,763	790,000
Stock-based compensation	16,996	34,047	64,503	118,479
Adjusted EBITDA	$69,909	$83,255	$197,313	$235,876

Integrated Care	$66,068	$68,039	$173,897	$179,741
BetterHelp	3,841	15,216	23,416	56,135
Adjusted EBITDA	$69,909	$83,255	$197,313	$235,876

Revenue. The following table presents revenues disaggregated by revenue source and geography for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($ in thousands, unaudited)	2025	2024	Variance	%
Revenue by Type
Access Fees	$520,907	$555,275	$(34,368)	(6)%
Other	105,532	85,233	20,299	24%
Total Revenue	$626,439	$640,508	$(14,069)	(2)%

Revenue by Geography
U.S. Revenue	$509,774	$536,161	$(26,387)	(5)%
International Revenue	116,665	104,347	12,318	12%
Total Revenue	$626,439	$640,508	$(14,069)	(2)%

The following table presents revenues disaggregated by revenue source and geography for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands, unaudited)	2025	2024	Variance	%
Revenue by Type
Access Fees	$1,570,346	$1,672,097	$(101,751)	(6)%
Other	317,362	256,986	60,376	23%
Total Revenue	$1,887,708	$1,929,083	$(41,375)	(2)%

Revenue by Geography
U.S. Revenue	$1,554,433	$1,624,563	$(70,130)	(4)%
International Revenue	333,275	304,520	28,755	9%
Total Revenue	$1,887,708	$1,929,083	$(41,375)	(2)%

Total revenue was $626.4 million for the three months ended September 30, 2025, compared to $640.5 million for the three months ended September 30, 2024, a decrease of $14.1 million, or 2%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health, Uplift, and Telecare increased total revenue for the three months ended September 30, 2025 by approximately 2 percentage points. Other revenue predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems.

Total revenue was $1,887.7 million for the nine months ended September 30, 2025, compared to $1,929.1 million for the nine months ended September 30, 2024, a decrease of $41.4 million, or 2%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health, Uplift, and Telecare increased total revenue for the nine months ended September 30, 2025 by approximately 1 percentage point.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $187.2 million for the three months ended September 30, 2025, compared to $179.7 million for the three months ended September 30, 2024, an increase of $7.4 million, or 4%. On a year-to-date basis, cost of revenue increased by $12.2 million, or 2%, to $574.5 million. The increase for both periods was primarily driven by higher labor costs, technology costs, amortization of devices, and travel costs, offset by lower physician costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $168.0 million for the three months ended September 30, 2025, compared to $177.5 million for the three months ended September 30, 2024, a decrease of $9.5 million, or 5%. On a year-to-date basis, advertising and marketing expenses decreased by $27.3 million, or 5%, to $503.7 million. The decrease for both periods was driven mainly by lower digital and media advertising costs and lower employee compensation costs, partially offset by higher professional fees.

Sales Expenses. Sales expenses were $48.2 million for the three months ended September 30, 2025, compared to $47.5 million for the three months ended September 30, 2024, an increase of $0.7 million, or 2%. This increase reflects higher commissions and professional fees, offset by lower employee compensation costs and costs for conferences and events. On a year-to-date basis, sales expenses decreased by $5.4 million, or 4%, to $146.9 million. This reflects lower employee compensation costs, partially offset by higher commission costs and professional fees.

Technology and Development Expenses. Technology and development expenses were $67.6 million for the three months ended September 30, 2025, compared to $72.4 million for the three months ended September 30, 2024, a decrease of $4.8 million, or 7%. The decrease primarily reflects lower employee compensation costs, partially offset by higher professional fees and infrastructure, hosting, and software license costs. On a year-to-date basis, technology and development expenses decreased by $24.2 million, or 11% to $206.3 million. The year-to-date decrease was primarily driven by lower employee compensation costs, partially offset by higher professional fees, infrastructure, hosting, and software license costs, and costs for dues and subscriptions.

For the three months ended September 30, 2025 and 2024, research and development costs, which exclude amounts reflected as capitalized software development costs, were $21.5 million and $22.4 million, respectively. For the nine months ended September 30, 2025 and 2024, research and development costs were $66.4 million and $69.5 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $11.7 million, or 10%, to $102.6 million for the three months ended September 30, 2025, compared to $114.2 million for the three months ended September 30, 2024. The decrease was primarily driven by lower employee compensation costs, legal costs, bad debt expenses, and professional fees, partially offset by higher indirect taxes. On a year-to-date basis, general and administrative expenses decreased by $12.0 million, or 4%, to $323.5 million, compared to $335.5 million in the prior year. This reflects lower employee compensation costs, bad debt expenses, legal costs, and credit card processing fees, offset by higher indirect taxes and software and infrastructure costs.

Goodwill Impairments. Concurrent with the completion of the acquisitions of Telecare and Catapult Health, we performed goodwill impairment tests on the Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, immediate impairments of $12.6 million and $59.1 million of goodwill associated with the Telecare and Catapult Health acquisitions were recognized in the three months ended September 30, and March 31, 2025, respectively, reflecting a year-to-date total of $71.8 million. If the carrying value of the Integrated Care reporting unit continues to exceed its fair value, any future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our Customer Relationship Management and Enterprise Resource Planning ecosystem and costs to integrate the operations of acquired businesses and were $1.9 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and were $6.8 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Restructuring Costs. Restructuring costs for the three months ended September 30, 2025 were $2.0 million, of which $1.7 million was for employee transition, severance, employee benefits, and related costs and $0.3 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. Restructuring costs for the nine months ended September 30, 2025 were $12.0 million, of which $10.6 million was for employee transition, severance, employee benefits, and related costs and $1.4 million was related to costs associated with office space reductions, including $0.5 million of right-of-use asset impairment charges.

Restructuring costs for the three months ended September 30, 2024 were $3.6 million, of which $2.3 million was for employee transition, severance, employee benefits, and related costs and $1.3 million was related to costs associated with office space reductions, including $1.0 million of right-of-use asset impairment charges. Restructuring costs for the nine months ended September 30, 2024 were $14.8 million, of which $10.7 million was for employee transition, severance, employee benefits, and related costs and $1.3 million was related to costs associated with office space reductions, including $1.0 million of right-of-use asset impairment charges, and $2.8 million was for other restructuring related costs.

We are currently evaluating a number of initiatives intended to improve our efficiency and competitiveness while responding to macroeconomic conditions and supporting our long-term growth objectives. These initiatives include, but are not limited to, optimizing operational costs and streamlining processes and branding. We are in the process of estimating charges associated with these initiatives and expect to begin recognizing any related charges in the three months ending December 31, 2025.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	%	2025	2024	%
Amortization of acquired intangibles	$43,523	$51,089	(15)%	$130,306	$179,372	(27)%
Amortization of capitalized software development costs	42,234	35,817	18%	128,419	97,453	32%
Amortization of intangible assets	$85,757	$86,906	(1)%	$258,725	$276,825	(7)%

Amortization of intangible assets was $85.8 million for the three months ended September 30, 2025, compared to $86.9 million for the three months ended September 30, 2024, a decrease of $1.1 million, or 1%. Amortization of intangible assets was $258.7 million for the nine months ended September 30, 2025, compared to $276.8 million for the nine months ended September 30, 2024, a decrease of $18.1 million, or 7%. The decrease for both periods was primarily driven by the lower amortization associated with the Livongo trademark, partially offset by an increase in the amortization of capitalized software development costs related to our investment in platforms.

Depreciation of Property and Equipment. Depreciation of property and equipment was $2.6 million for the three months ended September 30, 2025, compared to $2.7 million for the three months ended September 30, 2024, a decrease of $0.1 million, or 2%. On a year-to-date basis, depreciation of property and equipment was $10.5 million for the nine months ended September 30, 2025, compared to $7.2 million for the nine months ended September 30, 2024, an increase of $3.3 million, or 46%.

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $7.1 million for the three months ended September 30, 2025, compared to $15.3 million for the three months ended September 30, 2024. Interest income was $29.8 million for the nine months ended September 30, 2025, compared to $42.8 million for the nine months ended September 30, 2024. The decrease for the three and nine months ended September 30, 2025 was driven by lower interest rate yields and a lower average balance of cash and cash equivalents.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $4.5 million for the three months ended September 30, 2025, compared to $5.7 million for the three months ended September 30, 2024. Interest expense was $14.8 million for the nine months ended September 30, 2025, compared to $17.0 million for the nine months ended September 30, 2024. The decrease for the three and nine months ended September 30, 2025 was driven by the maturation of the Livongo Notes and the 2025 Notes.

Other Expense (Income), net. Other expense (income), net was an expense of $0.8 million for the three months ended September 30, 2025, compared to an income of $2.2 million for the three months ended September 30, 2024. Other expense (income), net was an income of $10.0 million for the nine months ended September 30, 2025, compared to an income of $1.3 million for the nine months ended September 30, 2024. The change in both periods primarily reflects the impact of foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded an income tax benefit of $0.7 million for the three months ended September 30, 2025 compared to an income tax expense of $0.8 million for the three months ended September 30, 2024, and an income tax benefit of $26.7 million for the nine months ended September 30, 2025 compared to an income tax expense of $7.4 million for the nine months ended September 30, 2024. The tax benefit in 2025 resulted primarily from discrete benefits of $20.1 million related to completion of a research and development tax credit study in the three months ended March 31, 2025 and $11.1 million from the current year's acquisitions, offset by ordinary tax expense of $4.6 million. The tax expense in 2024 was primarily due to a shortfall related to stock-based compensation awards that vested during the year.

Segment Information

The following tables set forth the results of operations by segment for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,
Integrated Care	2025	2024	Variance	%
Revenue	$389,538	$383,666	$5,872	2%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	124,254	113,006	11,248	10%
Other segment expenses (1)	199,216	202,621	(3,405)	(2)%
Adjusted EBITDA	$66,068	$68,039	$(1,971)	(3)%
Adjusted EBITDA Margin %	17.0%	17.7%

	Nine Months Ended September 30,
Integrated Care	2025	2024	Variance	%
Revenue	$1,170,516	$1,138,198	$32,318	3%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	381,649	350,964	30,685	9%
Other segment expenses (1)	614,970	607,493	7,477	1%
Adjusted EBITDA	$173,897	$179,741	$(5,844)	(3)%
Adjusted EBITDA Margin %	14.9%	15.8%
_________________________________________
(1)Other segment expenses includes advertising and marketing expenses, sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Integrated Care total revenue increased by $5.9 million, or 2%, to $389.5 million for the three months ended September 30, 2025 and increased by $32.3 million, or 3%, to $1,170.5 million for the nine months ended September 30, 2025. The acquisition of Catapult Health and Telecare increased Integrated Care total revenue for the three months ended September 30, 2025 and the nine months ended September 30, 2025 by approximately 2 percentage points and 2 percentage points, respectively.

Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $11.2 million, or 10%, to $124.3 million for the three months ended September 30, 2025, and increased by $30.7 million, or 9%, to $381.6 million for the nine months ended September 30, 2025. For both periods, the increase was primarily driven by higher labor costs, technology costs, and amortization of device costs, partially offset by lower physician costs.

Integrated Care other segment expenses decreased by $3.4 million to $199.2 million for the three months ended September 30, 2025, and increased by $7.5 million to $615.0 million for the nine months ended September 30, 2025. The decrease for the three months ended September 30, 2025 was primarily driven by lower employee compensation costs, legal costs, and bad debt expense, partially offset by higher indirect taxes, digital marketing expenses, professional fees, and commissions. The increase for the nine months ended September 30, 2025 was primarily driven by higher indirect taxes, professional fees, digital marketing expenses, software and infrastructure costs, and commissions, partially offset by lower employee compensation, bad debt expenses, and legal costs.

	Three Months Ended September 30,
BetterHelp	2025	2024	Variance	%
Therapy Services	$231,803	$250,588	$(18,785)	(7)%
Other Wellness Services	5,098	6,254	(1,156)	(18)%
Total Revenue	236,901	256,842	(19,941)	(8)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	62,417	65,665	(3,248)	(5)%
Advertising and marketing, exclusive of stock-based compensation	134,599	143,389	(8,790)	(6)%
Other segment expenses (1)	36,044	32,572	3,472	11%
Adjusted EBITDA	$3,841	$15,216	$(11,375)	(75)%
Adjusted EBITDA Margin %	1.6%	5.9%

	Nine Months Ended September 30,
BetterHelp	2025	2024	Variance	%
Therapy Services	$701,644	$773,373	$(71,729)	(9)%
Other Wellness Services	15,548	17,512	(1,964)	(11)%
Total Revenue	717,192	790,885	(73,693)	(9)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	191,308	207,596	(16,288)	(8)%
Advertising and marketing, exclusive of stock-based compensation	401,863	426,094	(24,231)	(6)%
Other segment expenses (1)	100,605	101,060	(455)	—%
Adjusted EBITDA	$23,416	$56,135	$(32,719)	(58)%
Adjusted EBITDA Margin %	3.3%	7.1%
_________________________________________
(1)Other segment expenses includes sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

BetterHelp total revenue decreased by $19.9 million, or 8%, to $236.9 million for the three months ended September 30, 2025, and decreased by $73.7 million, or 9%, to $717.2 million for the nine months ended September 30, 2025, driven by a 4% decrease in average monthly paying users in the respective periods. The acquisition of Uplift increased BetterHelp total revenue for both the three months ended September 30, 2025 and the nine months ended September 30, 2025 by approximately 2 percentage points and 1 percentage point, respectively.

BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, decreased by $3.2 million, or 5%, to $62.4 million for the three months ended September 30, 2025, and decreased by $16.3 million, or 8%, to $191.3 million for the nine months ended September 30, 2025. For both periods, the decrease was primarily driven by lower therapist costs.

BetterHelp advertising and marketing, exclusive of stock-based compensation, decreased by $8.8 million, or 6%, to $134.6 million for the three months ended September 30, 2025, and decreased by $24.2 million, or 6%, to $401.9 million for the nine months ended September 30, 2025, primarily reflecting lower spending on digital and media advertising, partially offset by higher professional fees.

BetterHelp other segment expenses increased by $3.5 million, or 11%, to $36.0 million for the three months ended September 30, 2025, and decreased by $0.5 million to $100.6 million for the nine months ended September 30, 2025. The increase for the three months ended September 30, 2025 was primarily driven by higher employee compensation and indirect taxes, partially offset by lower credit card processing fees and occupancy costs. The decrease for the nine months ended September 30, 2025 was primarily driven by lower indirect taxes, credit card processing fees, and occupancy costs, partially offset by higher employee compensation costs.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
Consolidated Statements of Cash Flows - Summary	2025	2024
Net cash provided by operating activities	$206,615	$207,778
Net cash used in investing activities	(231,684)	(94,408)
Net cash (used in) provided by financing activities	(552,756)	6,254
Effect of foreign currency exchange rate changes	5,747	567
Total (decrease) increase in cash and cash equivalents	$(572,078)	$120,191

Our principal source of liquidity is our cash and cash equivalents, totaling $726.2 million as of September 30, 2025. We anticipate continuing positive operating cash flows for 2025.

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

On July 17, 2025, we entered into the five-year, $300.0 million Revolving Credit Facility. We entered into the Revolving Credit Facility to preserve and enhance our financial and operational flexibility, however, we do not currently anticipate borrowing any amounts under the facility. See Note 10. “Debt” to the condensed consolidated financial statements for additional information on the Revolving Credit Facility.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of September 30, 2025.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $206.6 million for the nine months ended September 30, 2025 compared to net cash provided by operating activities of $207.8 million for the nine months ended September 30, 2024.

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

Cash from Investing Activities

Cash used in investing activities was $231.7 million for the nine months ended September 30, 2025, and $94.4 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we paid $65.3 million, net of cash acquired, to purchase Catapult Health, paid $29.6 million for the net intangible assets associated with the Uplift acquisition, paid a total of $16.6 million, net of cash acquired, to purchase Telecare, and paid $27.0 million to acquire the securities of a private company.

Cash from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 was $552.8 million compared to cash provided by financing activities of $6.3 million for the nine months ended September 30, 2024. This primarily reflects the repayment of our Livongo Notes and 2025 Notes upon maturity and payment of issuance costs related to the Revolving Credit Facility in the nine months ended September 30, 2025.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$206,615	$207,778
Capital expenditures	(6,274)	(4,658)
Capitalized software development costs	(86,862)	(89,750)
Free Cash Flow	$113,479	$113,370

Free cash flow was $113.5 million for the nine months ended September 30, 2025, compared to $113.4 million for the nine months ended September 30, 2024.

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

We operate our business primarily within the U.S., which accounts for approximately 82% of our revenues. We have not utilized hedging strategies with respect to our foreign currency exchange exposure, however we may begin to do so.

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

No single Client represented over 10% of consolidated revenues for the three or nine months ended September 30, 2025 or 2024. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest customers was 31% of total Integrated Care segment revenue for the nine months ended September 30, 2025 and 2024. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2024 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As allowed by SEC guidelines, this evaluation excludes the operations of Catapult Health, Uplift, and Telecare, which were acquired during the nine months ended September 30, 2025.

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

Item 5. Other Information

(a) On October 23, 2025, the Company filed a Current Report on Form 8-K announcing that Mala Murthy informed the Company of her decision to resign, effective November 21, 2025, to pursue another career opportunity outside of the healthcare industry. Following her departure and until a new Chief Financial Officer is appointed, Charles Divita, III, the Company's Chief Executive Officer, will serve as principal financial officer in addition to his current duties.

(c) Rule 10b5-1 Trading Plans. During the three months ended September 30, 2025, the following director and officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933):

On August 14, 2025, Kelly Bliss, our President, U.S. Group Health, adopted a Rule 10b5-1 trading plan. Ms. Bliss's trading plan provides for the sale of up to 10,000 shares of our common stock through December 2026.

On August 15, 2025, Kenneth H. Paulus, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Paulus's trading plan provides for the purchase of up to 10,000 shares of our common stock through November 2025.

Item 6. Exhibits

Exhibit
Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

10.1	Credit Agreement, dated July 17, 2025, among Teladoc Health, Inc., JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders party thereto.	8-K	001-37477	10.1	7/23/25

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: October 30, 2025	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer

Date: October 30, 2025	By:	/s/ MALA MURTHY
	Name:	Mala Murthy
	Title:	Chief Financial Officer