Form 10-K
period 2025-12-31
Teladoc Health, Inc.
filed 2026-02-26
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,531,762,802. The registrant has no non-voting stock outstanding.
As of February 17, 2026, there were 178,396,434 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2026 annual meeting of stockholders are incorporated by reference in response to Part III of this Report to the extent stated herein.

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

Item 1. Business

Overview

Teladoc Health is the global leader in virtual care. More than 20 years ago, we were founded on a simple, yet revolutionary idea: that everyone should have access to the best healthcare, anywhere in the world on their terms. Our mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience. Today, we are transforming virtual care into a catalyst for how better health happens around the world. We connect patients, care providers, healthcare platforms and partners to provide more complete and personalized care. Through our unique technology, breadth of services and depth of clinical expertise, we are delivering and orchestrating care in order to improve health outcomes and reduce healthcare costs around the world.

We are equipping care teams to perform at their highest caliber, providing effective care and support that addresses and resolves comprehensive health needs— physical and mental, simple and complex, urgent and ongoing. By applying the power of technology and insights from millions of health interactions, we are guiding targeted health actions and elevating healthcare experiences to make moments of care more impactful. We work with health plans, employers, health systems, and partners around the world, giving us visibility into best practices and health journeys that enable us to drive impact at scale.

We offer a portfolio of services and solutions, bolstered by technology, artificial intelligence (“AI”), machine learning and human expertise to provide an effective care experience that people value and trust. By combining the latest in data science and analytics with a personalized user experience through a set of highly flexible integrated technology platforms, we completed 17.1 million telehealth visits in 2025 through our business-to-business (“B2B”) and direct-to-consumer (“D2C”) channels. We provide access to healthcare 24 hours a day, 7 days a week, and 365 days a year.

We have two reportable segments: Integrated Care and BetterHelp.

Our Integrated Care segment delivers high-quality virtual care that is available to more than 100 million members through their employers and insurers. These virtual care services address a broad spectrum of care needs including preventive care, primary care, 24/7 urgent care, mental healthcare, chronic care and expert second opinions. Teladoc Health care teams also coordinate, or orchestrate, care needs by referring patients to high-quality in-person care in their communities when medically appropriate. For hospitals and health systems, we provide highly-scalable connected care solutions -- including hardware, software and services — that help organizations deliver telehealth services to their patients in virtual care and hybrid care models. Services in this segment are distributed primarily on a B2B basis.

Our BetterHelp segment primarily consists of our market leading mental health platform. Online counseling and therapy services are provided via our network of nearly 35,000 licensed clinicians leveraging our platform for web, mobile app, phone, and text-based interactions.

Who We Serve

As of December 31, 2025, approximately 102 million members in the United States (“U.S.”) have access to one or more of our services. The customers of our Integrated Care segment primarily consist of employers, health plans, hospitals and health systems, insurance companies, and financial services companies (collectively “Clients”), as well as individuals who turn to us for care. We help Clients to expand access to high-quality healthcare, improve outcomes, and lower healthcare costs. Our solutions offer our Clients substantial savings opportunities and an attractive return on investment. As part of this segment, we sell to our Clients on behalf of their beneficiaries, including employees and health plan members. In our various sales channels, a range of third parties, including health plans, pharmacy benefits managers, financial institutions, brokers, agents, benefits consultants, and resellers, sell our solutions to various end markets around the world. Our BetterHelp segment primarily provides mental health services to individuals who self-pay or are covered by insurance.

How We Generate Revenue

For the year ended December 31, 2025, 83% of our consolidated revenue was derived from access fees. To a lesser extent, we generate revenue from visit fees as well as sales of hardware and other related services to hospital and health systems, which is reported in “other revenue”.

Integrated Care Segment

Our Integrated Care segment primarily generates revenue on a contractually recurring, access fee basis. Clients pay monthly access fees on a per-member-per-month (“PMPM”) model, a per-employee-per-month (“PEPM”) model, or on a per-participant-per-month (“PPPM”) model, based on the number of actively enrolled members each month.

Access fees are paid by our Clients on behalf of their employees, dependents, policy holders, card holders, beneficiaries, clinicians, or as is the case with certain of our subscribers, fees are paid by our members themselves.

We also generate revenue from Clients on a per-telehealth visit basis. These visit fees are typically paid by Clients and/or members.

Depending on the product, we may generate revenue from Clients through a combination of access fees and visit fees, while certain Clients may have access-fee only or visit fee only arrangements.

This segment also generates revenue from software licenses and implementation fees related to hospitals & health systems Clients who use our technology to deliver virtual care. These Clients also purchase and lease related hardware devices such as robots, carts, and tablets.

Some of our contracts place a portion of our fees at risk or provide an opportunity to earn performance-based payments for achieving specific targets for service-level metrics, cost savings, and/or clinical outcomes.

BetterHelp Segment

In our BetterHelp segment, we primarily generate revenue from paying users, including both those who pay directly out-of-pocket and those who utilize their insurance coverage, who most commonly pay a weekly or monthly fee to access our network of psychotherapists as well as to use our BetterSleep app designed to help people improve their sleep quality and overall well-being.

The Teladoc Health Brand Portfolio

We deliver products and services to our customers through two flagship brands, Teladoc Health and BetterHelp. Teladoc Health is our primary brand for Integrated Care services, and was named one of America’s Most Trusted Brands by USA TODAY in 2025. BetterHelp, our primary brand for consumer-focused virtual mental health services, is the most recognized virtual mental health brand amongst U.S. consumers. The most common way for individuals to engage with our services is by using a mobile device, reflecting the growing consumer adoption of mobile technology and applications in managing their health.

Our Competitive Strengths

We believe that Teladoc Health is the global leader in virtual care because of our strong competitive advantages that address the most pressing challenges and trends in the delivery of healthcare around the world. We believe our history of innovation and unmatched scale provide us with significant first-mover advantages, and we continue to invest and expand our services and geographic footprint globally. As the first comprehensive virtual care company providing integrated care at scale, we have pioneered solutions and created what we believe are collectively the virtual care industry’s first and only offerings of their kind. Our competitive advantages allow us to deliver solutions that create and demonstrate positive clinical outcomes for our members and strong return on investment for our Clients.

Comprehensive Suite of Virtual Care Clinical Services

We believe that we are the first and only company to offer a comprehensive and integrated virtual care solution that both provides and enables care for a full spectrum of clinical conditions, including wellness and prevention, acute care, chronic conditions, and complex healthcare needs. We also provide a broad range of programs and services, including primary and specialty care, chronic care, mental health, expert medical services, as well as virtual care technology and hardware for care delivery.

Global Footprint Spanning Clients, Medical Operations and Members

We believe we have the only global virtual care footprint spanning a diverse set of Client channels, medical operations, and members. Combining our suite of international clinical capabilities with our technology and operational scale uniquely equips us to meet the needs of multinational organizations.

Unmatched Breadth of Solutions for Clients Across All Channels Served

We deliver a comprehensive set of solutions to a diverse Client population through a highly efficient and effective distribution network wherein we reach Clients and individuals in our Integrated Care segment through our Clients and channel partners. In our BetterHelp segment, we primarily market our solution directly to individuals.

We believe the breadth of our distribution strategy allows us to directly reach individuals and Clients of nearly every size and in nearly every market.

Comprehensive Engagement Model that Drives Utilization

We believe that our ability to drive behavior change on a global scale to deliver the highest utilization of virtual care services in the industry is a key competitive differentiator for Teladoc Health. We utilize a combination of our proprietary engagement science, personalized individual experiences, as well as our deep knowledge and expertise of various populations to increase the adoption of our virtual care services.

Our approach is a unique combination of the application of predictive analytics and modeling, our deep experience with all population demographics, and expertise in applying this knowledge to our member populations on a global scale. We target members using behavioral triggers, advanced predictive modeling, and demographic insights. This increases efficiency and the impact of our communications by reaching the right member, with the right personalized message, in the right micro moments of their day-to-day lives.

We believe that our health engagement capabilities are unique as a result of data, technology, behavioral science, and insights from millions of health interactions that enable us to uncover opportunities, personalize experiences, and optimize the performance of our programs. We use these capabilities, to drive awareness and utilization of Teladoc Health services through innovative communications and media strategies designed to reach people in their homes, on the go, and in their moments of need. Our models and communication strategies are continuously being evaluated, analyzed, and evolved to meet ever-shifting consumer behaviors.

Our mobile app is foundational for us as we have redefined virtual care delivery. Our unified mobile app seamlessly offers members access to all of our virtual health services within a single, modern, user-friendly digital experience, under the Teladoc Health brand to support member engagement, multi-program enrollment, and longitudinal relationships with members. In addition, our integrated smart devices, such as our cellular blood glucose monitor, provide additional touch points for engaging members with relevant AI driven nudges to drive behavior change and improved health outcomes.

Purpose-Built Virtual Care Technology, Proven to Perform at Scale

Our proprietary Teladoc Health Prism care delivery platform empowers our multidisciplinary care teams to deliver high-quality virtual care and coaching for our members. This highly scalable, integrated, application program interface (“API”) driven technology platform has been built over 20+ years and has served as a differentiator based on its ability to deliver a broad spectrum of high-quality virtual care services at unmatched scale. Purpose-built care portals within the platform empower Teladoc Health clinicians and health coaches with secure data and functionality that serve the unique requirements of each part of our multi-specialty practice, and support millions of high-quality patient interactions each year. The platform has been built to accommodate the seamless and quick introduction of new clinical and digital services and products.

Within our chronic condition management programs, we leverage and develop a unique combination of cloud-based technology that integrates smart connected devices with sophisticated data science to deliver personalized health insight. For example, we provide a unique and proprietary blood glucose meter to members enrolled in our diabetes program. This Class II, U.S. Food and Drug Administration (“FDA”)-cleared medical device includes a cellular antenna and color touchscreen to provide seamless integration with our platform. Our proprietary software relays the blood glucose measurements and user inputs to our cloud service. The software on the device can also be remotely upgraded through the cellular antenna to deliver usability improvements and program enhancements.

Our Solo platform, which is technology designed for the hospital and health system market, is a complete end-to-end telehealth solution, including patient intake, emergent and scheduled encounters, video conferencing capabilities, access to medical images, full application-specific clinical documentation tools – including interfaces to health system electronic medical records (“EMRs”), and complete operational and clinical reporting and analytics. The technology also supports industry-leading medical devices such as robots, carts, and tablets via a unique network architecture for maximum performance, reliability, and security. The solution supports the entire patient journey and the full range of telehealth use cases encountered by hospitals and health systems. Through our hybrid care models, we are able to combine this proprietary technology with our care delivery services to increase access to high quality care, including in rural and remote areas.

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

Due to the sensitive nature of our members’ and Clients’ data, we have a heightened focus on data security and protection. We have a rigorous and comprehensive information security program managed by a dedicated team of security engineers and analysts. We have implemented telehealth industry standard processes, policies, and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system. In addition, our enterprise security program is periodically evaluated by expert third parties to ensure we are meeting or exceeding standards, best practices, and regulatory requirements. One example of such an independent third-party certification that we have achieved is the Health Information Trust Alliance (“HITRUST”).

Our platforms are compliant with numerous international data and privacy regulations, including the General Data Protection Regulation (“GDPR”), data-in-country rules, and other national requirements. This gives us the opportunity and ability to offer our products and services internationally, using the host countries’ languages and currencies, and addressing their specific local needs. We are also able to customize our platform for key partnerships globally.

APIs enable external connectivity and deep integration with a wide range of payors, EMRs, third-party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing healthcare industry. We intend to continue to expand our solutions across use cases, care settings, and clinical conditions.

Advanced Data and Analytics Powering Our Care Model

We have taken an innovative approach to data and analytics to support our care model. Supported by rich data, unique operations and logistics expertise, behavioral science and clinical insights, we deliver technology-enabled care at scale.

Teladoc Health Pulse is our intelligence engine that brings together unique, multidimensional data and advanced AI models to power predictive insights, guide targeted actions, and optimize experiences —accelerating innovation to drive healthier results. The platform ingests data from a wide range of sources: including clinical, lab and pharmacy claims data, connected devices, EMRs and health information exchanges. The Pulse platform will then enrich, transform and publish into applications for activation across our teams to create value for various stakeholders. Intelligence is surfaced to our clinicians in real time, providing them with sharper insights and ensuring that the right care is delivered at the right time.

We are further leveraging advanced AI and machine learning to launch innovative offerings, elevate care delivery and create scalable, personalized experiences.

Our machine learning algorithms enable us to match members in the U.S. with available state-licensed, board-certified clinicians anytime, anywhere we operate, with 90% of Teladoc Health’s virtual urgent care visits occurring within thirty minutes of a member’s virtual visit request.

Proprietary connected devices, such as our cellular blood glucose monitors, are able to deliver targeted communications to engage members, including AI-driven “nudges” based on the current context and medical history of the member. These communications are dynamically personalized and optimized using our algorithms, aimed at driving behavior change.

We are advancing AI-enabled risk evaluation and stratification capabilities that can identify rising and high risk members to support targeted clinical interventions aimed at improving clinical outcomes and better controlling costs, delivering greater value to our Clients.

Within our hospital and health systems offering, our Clarity monitoring solution includes AI-enabled software, hardware and services that empower care teams to monitor care settings across multiple use cases, and allow Clients to quickly direct the right resources.

Clinical Capabilities to Deliver High Quality Care and Clinical Outcomes

Our mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience. We believe that virtual care is a catalyst for better health and that it improves healthcare access, quality, and outcomes for the populations we serve.

We deliver high-quality clinical care and advice in a virtual setting to our members through our global network of over 40,000 in-house and third-party medical professionals. These providers complete rigorous and specialized training on virtual care practices and protocols, and follow evidence-based clinical practice guidelines for delivering care in a virtual setting.

We are deeply committed to clinical quality. We apply evidence-based clinical guidelines, measure and monitor performance, prioritize patient safety with a dedicated expert team, apply continuous quality improvement methodologies, and research, learn, innovate and share insights to improve virtual care.

We apply analytics to the de-identified data points generated in our millions of visits with patients to continuously improve the clinical quality of our services. These data sets and insights are applied to enhance the ability of providers to deliver quality care through tools such as provider dashboards, as well as serving as a foundation for clinical innovation, and collaboration with other leading healthcare organizations that are focused on the advancement of virtual care delivery.

We established The Institute for Patient Safety and Quality of Virtual Care, the healthcare industry’s first Patient Safety Organization (“PSO”) dedicated to virtual care which is certified by the Agency for Healthcare Research and Quality (“AHRQ”). It conducts quality and safety initiatives with and on behalf of key healthcare stakeholders, including other PSOs, to improve the delivery of virtual care in the United States.

We remain well positioned to meet the unique needs, preferences, and circumstances of those whom we collectively serve around the world. We address traditional barriers to care, address social drivers of health, and design our solutions to serve the unique needs of patients and populations. Our global reach, breadth of services, and quality infrastructure enable us to continually assess and enhance our services in order to improve access, experiences, and outcomes at scale.

Our Growth Strategies

We aim to grow by executing across the following enterprise strategic priorities:

Enhance Our Integrated Care Offerings to Deliver Greater Value for Clients and Members

Our comprehensive solution leverages our clinical expertise, data, and scale, to address a complete spectrum of conditions, leveraging an integrated platform that combines smart technologies, AI and machine learning, rich data exchange, digital self-management tools, integrated remote patient monitoring devices, analytics, and scalability to streamline care and drive better outcomes.

As our Clients are looking for solutions to bend the cost curve, increase access, enhance member engagement, and improve the quality of care and overall health outcomes, we are investing to advance our capabilities and product set to drive greater value to Clients across these areas. And as we widen the aperture of what we can do, we expect to further expand our market opportunity.

Recent enhancements to our Prism care delivery platform advance our ability to deliver more value to Clients and members in each virtual care visit. Clinicians are provided with an integrated view of Teladoc Health programs available to each member, and through direct integrations, can seamlessly connect patients to eligible Teladoc Health programs. The platform also surfaces relevant clinical information in real time at the point of care, allowing Teladoc Health clinicians to identify care gaps and address high-value preventive care needs. Clinicians can access provider-to-provider specialist consults to enable them to more quickly confirm care plans and resolve health needs at the point of engagement. The platform also enables collaboration across other sites of care when appropriate, with an ability to coordinate precision referrals to high-quality community care providers. To further enhance the provider experience, AI-enabled transcription capabilities improve the quality and efficiency of clinical documentation.

We are pursuing ongoing innovation in our chronic care program, and have implemented enhancements to our connected devices and new program features to our cardiometabolic health program to improve population health, and prevent the progression of diabetes, hypertension and obesity. In addition, we have developed enhanced clinical intervention models for rising risk and high-risk populations. By applying AI-enabled risk evaluation and stratification capabilities, and leveraging our capabilities as a provider, we can identify and activate intervention opportunities to improve clinical outcomes and drive greater Client ROI and impact.

Our programs are supported by a comprehensive engagement model that utilizes a combination of proprietary engagement science and personalizes individual content, to increase the adoption of our services. This approach targets members using behavioral triggers, advanced predictive modeling, and demographic insights to deliver personalized messages at the right time. We believe there is significant opportunity within our existing membership base to increase engagement by continually driving awareness and usage of our solutions. We expect to refine and enhance our user experience over time, which is a critical driver of new and repeat engagement, and building longer term relationships with our members.

We intend to continue to invest in new expansions and innovation within our broader virtual care solution set, which we believe will drive greater value for our Clients and members, and in turn drive member growth, engagement and retention, while also allowing us to participate in the value that we create, including through outcomes-based arrangements.

Leverage Our Scaled Mental Health Position to Increase Access and Serve the Needs of More People

Mental health is an enterprise-wide initiative for us. Our mental health business is benefiting from strong secular tailwinds, including a significant unmet need for mental health services, both in the U.S. and globally, greater recognition and awareness of the linkage of mental health and physical health, and wide adoption of the virtual modality for accessing mental healthcare.

Within our Integrated Care segment, we provide a full range of mental health services, including digital tools, coaching, therapy, psychiatry and medication management. We contract with health plans and employers, and over 60 million members have access to our mental health services through these plan sponsors. In addition to further penetrating our existing Client base, we see significant opportunity to increase member engagement and usage of our solutions by driving greater awareness and improving the patient experience. We are continuing to integrate mental health into all of our longitudinal care programs, which has proven to drive better health outcomes. We are also actively building new solutions to bring additional value to our Clients and members, such as our Wellbound employee assistance program offering.

Through our BetterHelp segment, we are also a leading provider of virtual mental health therapy in the consumer market, both in terms of the number of individuals enrolled and the number of licensed professionals who provide services on the platform.

Historically, almost half of individuals seeking care from BetterHelp have never sought therapy before, suggesting that the availability of high quality, convenient, consumer friendly virtual mental healthcare is expanding the mental healthcare market.

BetterHelp has consistently driven strong user satisfaction, evidenced by our consistently high net promoter scores. The scale of our data and provider network, powered by our data science capabilities, creates a competitive advantage for us in providing an optimal match of an individual with a provider, increasing the rate of success in therapy. Further, we have a demonstrated ability to drive clinical outcomes, including symptom reduction and remission.

BetterHelp’s strong brand awareness and reach drive significant traffic to the top of funnel. As we leverage diverse customer acquisition channels to drive traffic, this reduces dependence on any single source of member acquisition.

To provide further flexibility, we are enabling users to use insurance benefits coverage for mental health services through BetterHelp. Currently in the process of rolling out nationwide, we believe this will provide an opportunity to increase conversion rates of high intent users that come to BetterHelp, and can also extend user duration on the platform as compared to cash-pay users.

Build on Our Leading Global Presence

Countries around the world are also dealing with cost and access challenges, leading to a significant addressable market where we currently operate outside of the U.S. With a presence in five continents and strong local relevance, we see a significant opportunity to deepen our penetration in attractive markets where our infrastructure and local expertise is already in place. We will also evaluate potential opportunities to further expand our presence into new markets.

We have developed a highly effective and efficient global distribution network. Our international operations are headquartered in Barcelona, Spain with satellite locations in Canada, Europe, South America, Australia, and Asia. We are able to deliver localized care to our members in these regions. When medically necessary, our clinicians can help members navigate the local health systems to obtain the best healthcare for their situation.

Our international Client base is largely comprised of health and life insurance companies, financial services firms and multinational employers. We deliver integrated virtual care services to members and we look to increase engagement, expand breadth of services, and drive greater value and differentiation with these partners.

We also offer solutions to support the needs of government health systems, as well as public and private hospitals, in countries around the world. We are leveraging our virtual care delivery capabilities, as well as proprietary technology and devices from our hospital and health system business, to support virtual and hybrid care models that address diverse care needs in urban and rural communities.

Our BetterHelp business also operates in non-U.S. markets and we plan to continue to expand into new countries. While BetterHelp mental health services have historically been offered in the English language, we have launched new localized offerings, with in-market therapists delivering care in the local language. We believe this will open up new opportunities for growth.

Commitment to Driving Operational Excellence

Our enterprise-wide focus on operational excellence enables us to consistently deliver for our Clients and members, and is critical to our ability to achieve our broader business and financial objectives.

We have taken actions to re-focus our operating structure, leading to a more customer centric approach. This has allowed us to deepen our market focus, align product development efforts, improve agility and enhance our overall execution. We intend to focus on additional operational improvements to deliver consistent and reliable performance, and to help ensure Client satisfaction and member engagement. Within our U.S. Integrated Care segment, we have ISO 9001 certification for key processes, as well as ISO 13485 and ISO 27001 certifications for our proprietary devices.

We are focused on our cost structure and have taken actions to streamline the organization, consolidate our real estate footprint, reduce third-party supplier spend, and drive productivity and efficiency gains through offshoring, automation, and process improvement. We have seen progress across several expense categories, including technology and development, general and administrative, and share-based compensation, and those remain areas of ongoing focus. These savings allow us to invest in the business to support strategic initiatives and future growth opportunities.

Sales and Marketing

We sell our Integrated Care services principally through our direct sales organization. Our direct sales team comprises enterprise focused sales professionals, who are supported by product experts, solution architects, lead generation professionals, and sales operations staff. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations, health plans, as well as hospitals, health systems and other care delivery partners.

We generate Client leads, accelerate sales opportunities, and build brand awareness with marketing programs that target human resources and benefits leaders, technology and health professionals, senior business leaders, and healthcare channel partners. Our principal marketing programs include use of our website to provide information about our company and our solutions, as well as learning opportunities and participation in industry events, trade shows, and conferences.

We sell our BetterHelp services principally by marketing our mental health services directly to potential users. We also rely on relationships with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Instagram and Facebook, digital advertising networks, co-registration partners, retailers, and distributors to source new users and to promote or distribute our services.

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new products, services, technologies, features, and functionality. We have invested, and expect to continue to invest, significant resources in research and development and acquisitions to enhance our existing solutions and introduce innovative products and capabilities. Our multi-disciplinary team includes a product development team responsible for the design, development, testing, and certification of our solutions. It also includes software engineering teams responsible for solution development and deployment, and a data science team providing the insight that powers our differentiated health actions. We remain focused on developing new products and further enhancing the usability, functionality, reliability, performance, and flexibility of our solutions.

Competition

We view our competitors as those companies that currently (or in the future will) (i) provide virtual care services, such as the delivery of on-demand access to healthcare and chronic condition management and/or (ii) develop and market virtual care technology (devices, software, and systems). Competition focuses on, among other factors, experience in operation, customer service, quality of technology and know-how, ability to generate and demonstrate clinical and financial outcomes for clients, and reputation.

Integrated Care Segment

Competitors in the virtual care market include MDLive (owned by Cigna), American Well Corporation, Included Health, and Accolade (owned by Transcarent), among other participants. In the chronic condition management market, competitors include Omada Health, Inc., Virta Health Corp., and other participants. In the market for technology solutions for hospitals and health systems, competitors include American Well Corporation as well as smaller technology providers. We also face competition from large health plans that in some cases have developed their own virtual care or chronic condition management tools, as well as large technology companies, such as Amazon, which have developed or acquired their own virtual care solutions.

BetterHelp Segment

In the virtual mental health and other wellness services markets, competitors include platforms such as Grow Therapy, Headway, Rula, Spring Health, and Talkspace.

THMG Association and Uplift Association

We provide business support and administrative services pursuant to a services agreement with our affiliated clinical entities, including Teladoc Health Medical Group, P.A., formerly Teladoc Physicians, P.A. (“THMG”) and Uplift Behavioral Health, P.C. (“Uplift PC”), which operate our Integrated Care and BetterHelp telehealth provider networks, respectively. We do not own THMG or Uplift PC, which are 100% physician-owned independent entities, or the professional corporations with which they contract. Instead, THMG and its affiliated professional corporations (collectively, the “THMG Association”) and Uplift PC and its affiliated corporations (collectively, the “Uplift Association”) are owned by physicians licensed in their respective jurisdictions. Under the services agreements with THMG and Uplift PC, we have agreed to serve, on an exclusive basis, as manager and administrator of the THMG Association’s and Uplift Association’s non-clinical functions and services related to the provision of the telehealth services by providers employed by or under contract with the THMG Association or Uplift Association, respectively. The non-clinical functions and services we provide under the services agreements primarily include member management services, such as maintaining network operations centers for our members to request a visit with the THMG Association’s and the Uplift Association’s providers, member billing and collection administration, and maintenance and storage of member medical records. THMG and Uplift PC have agreed to provide our members, through their providers, access to telehealth services and recommended treatment 24 hours per day, 365 days per year. The services agreements also require THMG and Uplift PC to maintain the state licensure and other credentialing requirements of their providers. The services agreements each have a 20-year term, with the THMG services agreement expiring in February 2040 and the Uplift PC services agreement expiring in June 2045, unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceeds by the non-terminating party, a material breach of the services agreement by the non-terminating party, or a governmental or judicial termination order related to the services agreement. The THMG Association and the Uplift Association are considered variable interest entities and their financial results are included in Teladoc Health’s consolidated financial statements.

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

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of mental health services, is subject to various federal, state, and local certification and licensing laws, regulations, and approvals, relating to, among other things, the adequacy of medical care, the medical and clinical licensure laws (including the provision of remote care and cross coverage practice), equipment, personnel, operating policies and procedures, and the prerequisites for the prescription of medication. The application of some of these laws to telehealth is unclear and subject to differing interpretation. Physicians, physician assistants, advanced practice registered nurses, nurses, and mental health professionals who provide professional medical or mental health services to a patient via telehealth must, in most instances, hold a valid license to practice medicine, nursing or to provide mental health treatment in the state in which the patient is located. In addition, the prescription of certain pharmaceuticals, including but not limited to controlled substances and weight-loss drugs, may require additional scrutiny or may be restricted in certain states. We have established systems for ensuring that our affiliated providers are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupments and can give rise to civil or criminal penalties.

U.S. Corporate Practice of Medicine; Fee Splitting

We contract with physician-owned professional associations and professional corporations to deliver our U.S. telehealth services to their patients. We enter into business support services contracts with these physician-owned professional associations and professional corporations pursuant to which we provide them with non-clinical functions and services related to the provision of the telehealth services by the providers, such as maintaining network operations centers for our members to request a visit with the providers, member billing and collection administration, and maintenance and storage of member medical records, and the professional associations and professional corporations pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as clinician scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine. In the past 12 months, Oregon and California have passed laws codifying and strengthening their existing corporate practice of medicine prohibitions in ways which may require us to adjust contractual arrangements with the THMG Association and the Uplift Association. We are aware of a number of states, including Washington, Maine, Connecticut, and North Carolina which are considering similar bills in 2026.

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

Regulatory authorities or other parties, including the THMG Association's and the Uplift Association’s providers, may assert that, despite our contractual arrangements with the THMG Association and the Uplift Association, we are directly engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or the THMG Association's and the Uplift Association’s providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, invalidation of certain contracts or restrictive covenants, demands to repay reimbursements from third-party payors, loss of provider licenses, the need to make changes to the terms of engagement of the THMG Association's and the Uplift Association’s providers that interfere with our business and other materially adverse consequences. We have observed a general increase in corporate practice of medicine enforcement across the healthcare industry in 2025 which we expect to continue in 2026.

U.S. Federal and State Fraud, Waste, and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” for the provision of such “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $30,868 for each violation, and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $205,799 for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs, or (iii) the purchasing, leasing, or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including civil monetary penalties of up to $127,973, and criminal fines of $100,000 per violation, and three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Imposition of any of these remedies could have a material adverse effect on our business, financial condition, and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $14,308 to $28,619 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower, and false claims provisions.

State and Foreign Fraud, Waste, and Abuse Laws

Several states and foreign jurisdictions in which we operate have also adopted or may adopt similar fraud, waste, and abuse laws as described above. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud, waste, and abuse laws apply to items or services reimbursed by any payor, including patients (cash-pay) and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud, waste, and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Medicare Billing Laws

The Centers for Medicare and Medicaid (“CMS”) prior to the Covid-19 pandemic and resulting public health emergency had historically prohibited providers from billing for telehealth services when the patient’s site of care (the “originating site”) was the patient’s home, absent rare exception. During the Covid-19 pandemic and resulting public health emergency, CMS relaxed this rule and allowed for both (1) mental and behavioral health services and (2) non-mental and behavioral health services to be billed by providers when the patient’s originating site was in their home. In 2023, a patient’s home was permanently approved as an originating site for mental and behavioral health services. However, as of December 12, 2025, no equivalent approval has been made for non-mental and behavioral health services. If CMS elects to revert to a more restrictive regime for eligible originating sites, our ability to provide certain services may be restricted.

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

Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. In addition, numerous states, including California, Colorado, Washington, Nevada, and Connecticut amongst others, have passed consumer privacy laws intended to supplement the protections provided by HIPAA, Teladoc Health, the THMG Association and the Uplift Association and their respective providers, our health plan Clients, and our employee welfare benefit plan Clients are all regulated as covered entities under HIPAA, and are required to comply both with HIPAA and applicable state privacy laws. HIPAA’s requirements are also directly applicable to the independent contractors, agents, and other “business associates” of covered entities that create, receive, maintain, or transmit PHI in connection with providing services to covered entities. We are also at times a business associate of other covered entities when we are working on behalf of our affiliated medical groups.

Violations of HIPAA may result in significant civil and criminal penalties, and a single breach incident can result in violations of multiple standards. Teladoc Health, on our own and as part of our management responsibilities to the THMG Association and the Uplift Association, is required to comply with HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which has more than a low probability of compromising the privacy, security, or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate. Notification must also be made in certain circumstances to affected individuals, federal authorities, and others.

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

Many states in which we operate and in which our members reside also have laws that protect the privacy and security of personal information, including health information. These laws may be similar to, or even more protective, and may apply more broadly than HIPAA and other federal privacy laws, or they apply to personal information that HIPAA does not regulate. For example, the laws of the State of California protect the personal information of California consumers regardless of the location of the business holding the information and provide additional rights for California consumers. Numerous other states have enacted, or are currently reviewing, legislation that is similar to the laws of California. Where state laws are more protective than HIPAA or apply more broadly than HIPAA, or apply to different personal information than HIPAA, we must comply with the state laws we are subject to in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is potential for a new federal privacy law or federal breach notification law, to which we may be subject.

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

The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, and additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual revenue from the preceding financial year, whichever is higher, and other administrative penalties.

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

The FCPA prohibits offering, promising, or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The U.K. Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions, and other legal proceedings and actions which could result in civil penalties, administrative remedies, criminal sanctions and reputational harm.

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

To fulfill our mission, we aim to create a company and culture that attracts and retains talented individuals who want to build their careers, develop their capabilities, and grow professionally. We design a range of programs and initiatives to nurture talent, encourage curiosity and innovation, increase engagement and connectiveness, and mentor leaders for future roles. We build a range of total reward programs that support employees through fair, equitable, and competitive pay and benefits, and we invest in technology, tools, and resources to transform and increase the quality of work.

As of December 31, 2025, we employed approximately 5,600 people, comprised of approximately 83% full-time employees and 17% part-time employees. In addition, we augment our employee base with contractors to meet resource needs and to increase flexibility in managing our expense base. Of the total employee population as of December 31, 2025, approximately 58% of our employees worked in the U.S. and 42% worked in our international locations. We contract with a network of providers operating through the THMG Association, the Uplift Association, and the BetterHelp platform. In order to ensure predictable availability of providers and a consistent member experience, we expect that the THMG Association and the Uplift Association will hire more employees and rely less on contractors.

We continue to look for ways to expand a range of programs and initiatives that are focused to attract, develop and retain our workforce. We have enhanced our talent efforts in recent years to include:

Supporting Employees through Our Products and Services. We offer our employees full access to our broad portfolio of integrated health solutions, including free mental health resources, digital health devices, and on-demand access to the employee assistance program for employees and their dependents.

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

Expanding the Voice of the Employee. We strive to build a culture of inclusion which includes regularly soliciting employee feedback through our pulse engagement surveys.

Focusing on Recruiting and Talent Acquisition. We strengthened talent acquisition in 2025 by stabilizing provider recruiting, segmenting recruiters in business units, activating Employee Value Proposition across channels, enriching our career site, launching targeted campaigns, expanding internships, and scaling global hiring through strategic vendor partnerships, while maintaining practices that broaden access to talent.

Community Impact. We embrace the opportunity and the responsibility to have a meaningful impact in our global community, using our voice and our resources to help expand equitable access to care, and create a better future for families and our neighbors. We continue to work toward further mobilizing our workforce to give back to the communities where we live and work through new volunteer and social impact programs.

Intellectual Property

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the U.S. and around the world. We also have trademark applications pending to register marks in the U.S. and internationally. We own issued patents in the U.S. and other jurisdictions around the world and pending patent applications. We assert, license, and otherwise use these patent rights to increase the cost to our competitors of using our intellectual property in their product offerings. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how, and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees, consultants, and certain of our contractors to execute confidentiality and proprietary rights agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

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

•risk of the loss of any of our significant Clients or partners, or the loss of a significant number of members or BetterHelp paying users;

•our ability to compete successfully in competitive markets, including implementing effective solutions that meet the expectations of our Clients and members;

•failures of our or our vendors' cybersecurity measures that expose the confidential information of us, our Clients or members;

•our ability to operate in the heavily regulated healthcare industry, and comply with regulations concerning data privacy, including PII and PHI;

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

•our expectations and management of potential growth, including our ability to introduce new products, markets and any change in product or revenue mix that impacts our profitability;

•our ability to establish and maintain strategic relationships with third parties;

•our dependence on a limited number of third-party suppliers for timely access to materials, and the risk of supply chain disruptions, imposition or expansion of tariffs or further cost inflation;

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

We have incurred significant losses in each period since our inception. We incurred net losses of $200.3 million and $1,001.2 million for the years ended December 31, 2025 and 2024, respectively. The net loss for the year ended December 31, 2025 included non-cash goodwill impairment charges totaling $71.8 million as discussed further below. As of December 31, 2025, we had an accumulated deficit of $16,430.2 million. These losses and accumulated deficit reflect the non-cash impairment charges for our goodwill and the investments we have made to expand our business and scope of services. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors and cash flow needs, we may need to raise additional capital through debt or equity financings to fund our operations, and such capital may not be available on reasonable terms, if at all.

A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of Clients for a substantial portion of our total revenue. For the years ended December 31, 2025 and 2024, our top five Clients by revenue accounted for 19% and 18% of our total revenue, respectively, and 31% of our Integrated Care segment revenue for both years ended December 31, 2025 and 2024. In addition, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which has resulted in a loss of Clients, and may result in the loss of additional Clients. The further loss of any of our key Clients, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, profitability, and our reputation. In addition, mergers and acquisitions involving our Clients could lead to cancellation or non-renewal of our contracts with those Clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential Clients and members.

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

Concurrent with the closing of our acquisitions of Telecare Australia Pty Ltd (“Telecare”) on August 8, 2025 and Catapult Health, LLC (“Catapult Health”) on February 28, 2025, we performed a goodwill impairment test on our Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, we recognized an immediate impairment of $12.6 million and $59.1 million of goodwill associated with the Telecare and Catapult Health acquisitions in the three months ended September 30, 2025 and March 31, 2025, respectively, reflecting a total of $71.8 million in 2025.

On October 1, 2025, we performed our annual goodwill impairment test and determined that the BetterHelp reporting unit’s fair value exceeded its carrying value and the Integrated Care reporting unit’s fair value approximated its carrying value. In the event there are adverse changes in our projected cash flows and/or changes in key assumptions, including but not limited to an increase in the discount rate, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill or other intangibles and/or long-lived assets that we hold or acquire in the future. If the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, the future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges. Such non-cash charges could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.

In the period following December 31, 2025, there has been a decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. If this decline in the share price is sustained, it could require further testing of our goodwill in our next reporting period, which may result in an impairment. Absent changes to our projected cash flows, we would reassess the discount rate to reflect the market’s perception of risks to achieving our projected cash flows and other economic factors. Those factors alone, or in combination with other factors, could cause our carrying value to exceed the fair value, resulting in impairment.

For additional information, see Note 7. “Goodwill” to the consolidated financial statements.

Risks Related to Our Business and Industry

The virtual care market is volatile, and if it does not continue to develop, if it develops more slowly than we expect, if it encounters negative publicity, or if our solutions do not drive member engagement, the growth of our business will be harmed.

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

The virtual care market is competitive, and we expect it to continue to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the virtual care industry for our solutions from a range of companies, including specialized software and solution providers that offer competitive solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Aside from other competing virtual care companies and smaller industry participants, we also face competition from companies that offer solutions for mental health and management of chronic conditions, and enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies. In addition, large, well-financed health plans, technology companies and retailers have in some cases developed or acquired their own tools and may provide these solutions to their customers at discounted prices. Competition from these parties has and may continue to result in a loss of Clients and will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, and which could negatively impact our sales, profitability, and market share. Increased competition has also resulted in elongated sales cycles for certain products, including chronic condition management solutions, which may continue to reduce our growth and could negatively impact our sales, profitability, and market share.

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

We expect to continue to derive a significant portion of our revenue from the renewal of existing Client contracts and sales of additional applications and services to existing Clients. As part of our growth strategy, for instance, we have focused on expanding our services amongst current Clients. As a result, selling additional applications and services are critical to our future business, revenue growth, and results of operations.

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

We generally enter into contracts with our Clients for a subscription access or visit fee. Most of our Clients have no obligation to renew their contracts for our solutions after the initial term expires. In addition, our Clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these Clients. Individuals who have paid subscription access offer a greater margin than those who have visit fee only access and, over time, the mix of those who have paid subscription access as compared to those who have visit fee only access has declined. Any further increase in the portion of our revenue derived from visit fee only access would likely adversely impact our growth and profitability and could reduce our revenue. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our Clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth and profitability may be constrained.

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

Similarly, individual members who utilize our BetterHelp or Uplift Health Technologies, Inc. (“Uplift”) services have no obligation to renew their subscriptions, and the number of BetterHelp paying users has been declining in recent periods. In 2025, BetterHelp paying users decreased by 5% to 0.39 million. Failure of additional BetterHelp paying users to renew their subscriptions could cause the revenue of our BetterHelp segment to further decline or constrain any future growth.

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

There is no guarantee that we will possess the resources, either financial or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances, including with respect to AI and machine learning, by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we are unable to enhance our offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our offerings, our business, financial condition, and results of operations could be adversely affected.

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

We use AI and machine learning to operate certain features of our programs and to enable certain business processes, which due to a changing regulatory landscape, could adversely affect our business, financial condition, and results of operations.
We use AI and machine learning to support internal operations, improve efficiency for care delivery teams, and enable certain member‑facing features that provide educational resources, recommendations, or support. We expect to continue investing in these capabilities as part of our broader technology strategy. There are significant risks involved in the development and deployment of AI and machine learning, and there can be no assurance that our or our third-party service providers’ or partners’ use of these technologies will perform as expected, enhance our products or services, or be beneficial to our business, including our efficiency or profitability. For example, the continued use of any AI and machine learning in our products and services, or those of our third-party service providers and partners, may give rise to risks related to, among other things, inaccurate, biased, or harmful recommendations, data privacy, confidentiality, cybersecurity and data provenance concerns, new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, ethical concerns, negative perceptions as to AI among customers, channel partners, or members, and other complications that could erode confidence in our brand, harm our reputation, and adversely affect our business, financial condition, and results of operations. While we have instituted policies applicable to our care delivery teams, including our, the THMG Association’s and the Uplift Association’s employees and consultants that govern the development and use of AI, these individuals may breach or violate the terms of these policies and we may not have adequate remedies for any such breach or violation. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party AI and machine learning, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. In addition, market acceptance and consumer perceptions of AI and machine learning is uncertain.

We face significant competition from other companies with respect to utilizing AI and machine learning. To the extent AI and machine-learning development and utilization from our industry competitors proves to be successful, or more successful than our approach, demand for our programs, and thus our business, could be adversely affected. If we cannot develop, offer, or deploy new AI and machine learning as effectively, as quickly, and/or as cost-effectively as our competitors, or if we cannot access the infrastructure needed to continue our development, our operating results, relationships with clients and partners, and growth could be materially and adversely affected.

The rapid evolution of AI and machine learning will require the application of resources to develop, test, maintain, and improve our programs to help ensure that our AI and machine learning are, and remain, accurate and efficient. We expect our AI and machine learning initiatives will over time require increased investment in technology infrastructure and may require additional specialized headcount. The continuous development, testing, maintenance, and deployment of our AI and machine learning may also increase the cost profile of our offerings and may involve unforeseen difficulties including material performance problems, undetected defects, or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that may prevent our AI technologies from operating properly, which could adversely affect our business, financial condition, and results of operations. Potential government regulation in the space of AI and machine learning also may increase the burden and cost of research and development in this area, subjecting us to reputational harm, competitive harm or legal liability. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.

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

The development of our business in recent years has strained our business, technology, operations, and employees. To manage any anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems, and controls. For example, we have upgraded our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems in connection with our acquisition and integration activities, and implemented a new EMR system for certain products. Any expected benefits from these systems will be gradual or may not be realized at all, and there have been, and in the future could be integration issues or inefficiencies as operators learn the new system. In addition, the introduction of a new system can lead to errors and loss of data or may not work as intended. The integration process between new and legacy systems may lead to temporary manual processes and possible data integrity issues. If our data were found to be inaccurate or unreliable due to error or fraud, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we may not achieve the intended benefits of the new system and could experience operational disruptions that may impact our members and providers and hinder our ability to provide services, retain and attract members, and manage our member risk profiles. We must also attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, finance and accounting personnel, and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. Additionally, our growth strategy requires the collection, storage, and analysis of a high volumes of data from internal and external sources. Failure to effectively utilize our current data or establish and integrate new systems of data capture may adversely impact our ability to achieve our strategic goals and business plans.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business, including the introduction of new products and solutions, the continued expansion of psychiatric services through Uplift, the continued expansion of BetterHelp into additional international markets and continued expansion of insurance coverage for BetterHelp within the U.S. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. For example, to effectively market BetterHelp, we must educate consumers about the various purchase options and the benefits of using BetterHelp for mental health, including when such services may not be covered by their health insurance benefits. In addition, some users who traditionally have paid cash for BetterHelp services have, and may in the future, elect to use their insurance coverage going forward, which may result in lower revenue or margin from those users. If we are unable to effectively operationalize insurance acceptance of our BetterHelp business, or unable to successfully launch or expand into new international markets, our business, financial condition, results of operations may be adversely affected.

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

We have continued to implement operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. We may not realize the benefits of these initiatives to the extent or on the timing we anticipated and the ongoing difficulties in implementing these measures may be greater than anticipated and/or offset by inflationary pressures, which could cause us to incur additional costs. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional expenses and adversely impact our ability to achieve our other strategic goals and business plans.

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

Our success is dependent upon our continued ability to maintain a network of qualified providers, and demand for such providers in both our Integrated Care and BetterHelp segments has become increasingly competitive. In order to ensure predictable availability of providers and a consistent member experience, we expect that the THMG Association will continue to hire more employed providers and rely less on contractors. If the THMG Association and the Uplift Association are unable to recruit and retain board-certified physicians, advanced practice providers, mental health providers, and other healthcare professionals, or unable to augment their employee bases with contractors to meet resource needs, it would adversely affect our business, financial condition, results of operations, and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive and reliable service for our Clients and members, or difficulty meeting regulatory or accreditation requirements.

Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as state therapist or psychiatrist licensing laws and standard of care requirements, international credentialing requirements, changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups, and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our Clients and members, and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to adequately develop our direct sales force could impede our ability to grow.

We believe that our future growth will depend on the continued development of our direct sales force and our ability to obtain new Clients and to manage our existing Client base. Identifying and recruiting qualified personnel and training them requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer, and our ability to grow will be impeded.

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

Economic downturns, market volatility, inflation, tariffs, and uncertainty make it potentially very difficult for our Clients and us to accurately forecast and plan future business activities. During challenging economic times, our Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Furthermore, we have Clients in a variety of different industries. A significant downturn in economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters, including chronic care and mental health solutions. In addition, our Clients may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solutions are perceived by Clients and potential Clients to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our Clients or members.

Similarly, economic conditions may impact the ability of our members to pay for our BetterHelp services, particularly if such services are perceived by members to be discretionary and too expensive or if we are unsuccessful in our efforts to obtain insurance coverage for BetterHelp in all U.S. states and territories. For example, BetterHelp paying users continued to decrease during 2025, and any further decrease in, or reduction in growth of, the number of paying users who utilize our BetterHelp services would negatively impact our business, financial condition and results of operations.

Further, challenging economic conditions, including as a result of increased inflation, may impair the ability of our Clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business, financial condition, and results of operations could be harmed.

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

Despite the terms in our supply agreements, our suppliers may encounter problems that limit their ability to supply products to us, including financial difficulties, further imposition of tariffs that impact the suppliers' ability to perform their obligations or significantly increase the amount we pay, labor shortages, shutdowns related to a pandemic or other emergency, shipping delays, or damage to their manufacturing equipment or facilities. As a result, our ability to purchase adequate quantities of our products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose Clients or members, our reputation may be harmed, and our business could suffer. For certain of our contracts, we have obligations to provide a blood glucose meter and other supplies to new members within a certain specified period of time, and/or to provide replacements for defective blood glucose meters within a certain specified period of time. If we are regularly unable to meet those obligations, our channel partners, resellers, or Clients may decide to terminate their contracts.

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

Additionally, trade protection measures, such as tariffs and other duties, as well as cost inflation have led to higher material costs in recent years, which we have not always been able to successfully offset, and any future cost inflation may adversely affect our business, financial condition, and results of operations. Ongoing trade tensions have resulted in multiple rounds of tariffs affecting medical device components, manufacturing equipment, and related supplies. Although tariffs on medical device components remain a risk, our current exemption for custom components under the Nairobi Protocol mitigates this exposure. However, if this exemption were to be rescinded or if new targeted tariffs were enacted that apply to our products or inputs, our manufacturing costs could increase significantly, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources takes significant time, substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Our international operations pose certain political, legal and compliance, operational, regulatory, economic, and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase.

Our international business is subject to political, legal and compliance, operational, regulatory, economic, and other risks resulting from differing legal and regulatory requirements, political, social, and economic conditions and unforeseeable developments in a variety of jurisdictions. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets, and pricing constraints. Our international solutions need to meet country-specific Client and member preferences as well as country-specific legal requirements, including those related to licensing, credentialing, virtual care, privacy, data storage, location, protection, and security. Our ability to conduct virtual care services internationally is subject to the applicable laws governing remote healthcare, including online counseling and therapy services, and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to country and are enforced by governmental, judicial, and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, clinicians, services agreements, and customer arrangements. We earned approximately 18% of revenue internationally in 2025, and we expect this may increase as BetterHelp continues to expand internationally.

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

•requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy, consumer protection, and data protection laws and regulations;

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

•trade protection measures, such as tariffs and other duties, which could exacerbate trade disputes between the U.S. and several foreign countries, including China, as well as sanctions and export control measures targeting certain countries, and increases in the prices of devices and supplies delivered in connection with our programs;

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

Our overall success in international markets depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition, and results of operations may be materially adversely affected. As our efforts to expand BetterHelp into additional international markets continues, the risks described above may continue to grow as well.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other senior leaders, and on our ability to attract and retain qualified leaders. These individuals are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We have had several recent executive transitions and there may be additional changes in our senior management team resulting from the hiring or departure of executives or other key employees or from additional changes to our operational structure, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

We cannot predict the likelihood, timing or effect of future transitions among our senior leadership. The loss of the services of our executive officers or other key employees, or inability to attract and retain qualified leaders, could impede the achievement of our objectives and harm our ability to successfully implement our business strategy. For example, certain of our employees have taken on increased responsibilities in connection with changes to our operational structure over the past several years, which could divert attention from key business areas, and the realignment of our leadership structure could result in a lack of clear ownership for key products and processes.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. However, competition in the job market is intense for a limited pool of qualified professionals. Inability to meet the ever-increasing expenses (including salaries, benefits and technology costs) of attracting and retaining talent may threaten our ability to provide the staffing resources needed to execute our growth strategy. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

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

We are dependent on our ability to recruit, retain and develop a very large workforce. We must evolve our culture in order to successfully grow our business.

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

BetterHelp represented 38% of our total consolidated revenue in 2025. We spend significant resources marketing this service, and the cost of customer acquisition increased in 2025. Any decrease in the amount or effectiveness of our BetterHelp marketing efforts could lead to lower revenue or growth and profitability of this business. Further, if the cost of customer acquisition for BetterHelp remains elevated or continues to increase, it could materially adversely affect our business, financial condition and results of operations.

In addition, we rely on relationships for our BetterHelp business with a wide variety of third parties, including internet search providers such as Google, social networking platforms such as Facebook, internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. If these third parties and social networking platforms materially change how they permit companies to advertise with them, it could materially adversely affect our business, financial condition and results of operations. Also, in connection with the launch of new services or products, features or markets for our BetterHelp business, including our expansion of insurance coverage and new international markets, we have spent, and may continue to spend, a significant amount of resources on marketing, which could divert resources from marketing efforts for our traditional BetterHelp service, which could lead to a decrease in the acquisition of new paying users for that service. The ability of our advertising spend to efficiently attract new members and increase engagement of current members has led to a decline in visit volume and revenue. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of individuals visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In order to support the growth of our business, we have and may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2025 and 2024, our net cash provided by operating activities was $294.4 million and $293.7 million, respectively. As of December 31, 2025, we had $781.1 million of cash and cash equivalents which are held for working capital purposes, capital expenditures, and other corporate purposes. On the May 15, 2025 maturity date, we paid $0.6 million to settle the outstanding principal amount of 1.375% convertible senior notes due 2015 and, on the June 1, 2025 maturity date, we paid $550.0 million to settle the outstanding principal amount of 0.875% convertible senior notes due 2025 that were issued by Livongo Health, Inc. for which we agreed to assume all of Livongo's rights and obligations. As of December 31, 2025, we had outstanding $1,000.0 million of 1.25% convertible senior notes due 2027 (the “Notes”).

In addition, on July 17, 2025 we entered into a credit agreement (the “Credit Agreement”) that provides for a five year, $300.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2025, the Company had approximately $3.4 million of outstanding letters of credit under the Revolving Credit Facility, leaving approximately $296.6 million available for borrowing, from which we had not drawn. Our obligations under the Credit Agreement are unconditionally guaranteed by all of our material domestic and foreign wholly-owned subsidiaries (the “Subsidiary Guarantors” and together with us, the “Obligors”), with customary exceptions. The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default, including limitations on our ability to incur additional indebtedness, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends and transfer or dispose of assets. The Credit Agreement also contains financial covenants that are tested on the last day of each of our fiscal quarters. These financial covenants include a maximum secured net leverage ratio of 3.5:1, subject to a 4.0:1 covenant holiday following certain permitted acquisitions or permitted collaborations, and a minimum consolidated interest coverage ratio of 3.0:1. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet the financial covenants, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

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

At December 31, 2025, we had $781.1 million in cash and cash equivalents. Our investments may also include commercial paper, securities issued by the U.S. government obligations, bank deposits, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital and liquidity. These investments are subject to general credit, liquidity, and market and interest rate risks, particularly in the current economic environment. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), war, and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, the COVID-19 pandemic, including its variants, disrupted the normal operations of our business, and any other similar pandemic or epidemic may result in the same among other impacts. As another example, our headquarters are located in New York City, a region with a history of terrorist attacks and hurricanes. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our Clients and members would be impaired or we could lose critical data. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition and results of operations and harm our reputation. In addition, our Clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or material adverse effects on our business.

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

In addition, our BetterHelp segment and the industry as a whole has come under increasing scrutiny from government regulators in recent years. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the laws. Additionally, it is possible that the laws and rules governing the practice of medicine, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business. In the past 12 months, Oregon and California have passed laws codifying and strengthening their existing corporate practice of medicine prohibitions in ways which may require us to adjust contractual arrangements with BetterHelp, THMG Association and the Uplift Association. We are aware of a number of states, including Washington, Maine, Connecticut, and North Carolina which are considering similar bills in 2026. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.

In our U.S. telehealth business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide medical services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with the THMG Association's or the Uplift Association's providers or our Clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.

The laws of all states prohibit us from exercising control over the medical judgments or decisions of physicians and the laws of many states, including states in which many of our Clients are located, prohibit us from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. We enter into agreements with our affiliated professional associations, THMG and Uplift PC, which enter into contracts with their respective providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Clients to arrange for the THMG Association to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties, the repayment of reimbursements from third-party payors, and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with the THMG Association's or the Uplift Association's providers to comply with these statutes, could hinder our ability to provide services to Clients or members located in certain states, which would have a materially adverse effect on our business, financial condition, and results of operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Additionally, a number of states have introduced or are planning to introduce legislation which would significantly increase the level of scrutiny that similarly structured organizations would face and could introduce additional penalties on management services organizations similar to ours.

We do not own THMG or Uplift PC, which are 100% physician owned independent entities, or the respective professional corporations with which each entity contracts. THMG, Uplift PC, and the other professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with THMG, Uplift PC, or among THMG or Uplift PC and the respective contracted professional corporations, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, and results of operations. In addition, the arrangements in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies, including with respect to federal and state fraud and abuse laws. We believe that our operations comply with applicable state statutes and regulations regarding corporate practice of medicine, fee-splitting, and anti-kickback prohibitions. However, any scrutiny, investigation, or litigation with regard to our arrangement with the THMG Association the Uplift Association, or BetterHelp's providers could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to restructure our operations and arrangements to comply with applicable laws or we are required to restructure at a significant cost, or if we were subject to penalties or other adverse action. In the past 12 months, Oregon and California have passed laws codifying and strengthening their existing corporate practice of medicine prohibitions in ways which may require us to adjust contractual arrangements with THMG or Uplift. We are aware of a number of states, including Washington, Maine, Connecticut, and North Carolina which are considering similar bills in 2026.

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

We have identified what we believe are the areas of government regulation that, if changed, would likely be most costly to us. These areas include: rules governing the provision of telehealth, including, for example, rules that would require in person visits or consultations prior to the provision of telehealth; practice of medicine by physicians; licensure standards for doctors, physician assistants, advanced practice registered nurses, nurses, and mental health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may allege or determine that we are in violation of their laws. Moreover, the uncertain regulatory environment surrounding AI may result in states with competing regulations, and therefore we cannot ensure that we will be compliant with changing regulations or that new regulations will not negatively affect our business. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solutions’ attractiveness to our Clients, members or providers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition, and results of operations could be materially adversely affected.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state, and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with the THMG Association's and the Uplift Association's providers, vendors, and Clients, our marketing activities and other aspects of our operations. Of particular importance are:

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI and other personal data. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity, and liability. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our business, financial condition, and results of operations. For example, U.S. states have begun to introduce more comprehensive data protection laws, which require us to modify our data processing practices and policies and incur compliance-related costs and expenses, and provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply.

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

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the U.S. If one or more of the legal bases for transferring PII from Europe to the U.S. is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders, or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of Clients, any of which could have an adverse effect on our business.

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

We rely on a variety of direct marketing techniques, including email marketing, online advertising and direct mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-

Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law, U.S. state consumer health data laws, Electronic Communications Privacy Act and various U.S. state laws, or new federal or state laws and regulations on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising and direct mailing techniques and could force further changes in our marketing strategy. In particular, these laws may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and in some cases, give customers clear choices about how their information can be used, any of which could limit our ability to leverage existing and future databases of information or require us to develop alternative marketing strategies, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The definition of “device” in the Federal Food, Drug, and Cosmetic Act excludes certain software functions. Our software offerings may include functions that fall under FDA’s jurisdictional definition of a medical device, while there may be software offerings that do not require FDA clearance or approval even when utilizing data coming from an FDA regulated medical device. Our determination of the appropriate classification of our digital offerings may lead to regulatory inquiry and the expenditure of time and resources to meet FDA feedback as to the appropriate category for particular digital offerings.

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

We have been and may become subject, from time to time, to legal and regulatory proceedings, including claims that arise in the ordinary course of business, such as claims brought by our Clients in connection with commercial disputes or employment claims made by our current or former associates. For example, see Note 18. “Commitments and Contingencies” to the consolidated financial statements for additional information regarding certain proceedings that have been initiated against us. Regardless of outcome, such current or any future proceedings may result in substantial costs and may divert management’s attention and resources or decrease market acceptance of our solutions, which may substantially harm our business, financial condition, and results of operations. We attempt to limit our liability to Clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. Insurance may not cover claims against us, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock. In addition, any insurance coverage would not address the reputational damage that could result from any legal or regulatory proceedings or claims.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against the THMG Association's providers, the Uplift Association's providers, and us. Although we, THMG, and Uplift PC carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our, THMG’s, and Uplift PC's insurance coverage. THMG and Uplift PC carry professional liability insurance for themselves and each of their healthcare professionals (the THMG Association's providers and the Uplift Association's providers, respectively), and we separately carry a general insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to the THMG Association's or the Uplift Association's providers or to us in the future at acceptable costs or at all. Moreover, any medical liability claim against the Uplift Association for the period prior to our acquisition of Uplift in 2025 will be governed by Uplift PC’s prior insurance policy which terms may vary unfavorably from the terms of our insurance policy.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and the THMG Association's and the Uplift Association's providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any claims may adversely affect our reputation.

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights, including litigation brought against us. Companies in the internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we have been and may in the future be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim could have a material adverse effect on our business, financial condition, and results of operations. We expect that we may in the future receive additional notices that claim we or our Clients using our solutions have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing or any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention, and resources, damage our reputation and brands, and substantially harm our business.

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

As we continue to expand internationally, our customers are subject to potential additional indirect tax costs and uncertainties. The tax rules for non-U.S. jurisdiction for imposing taxes like a Value Added Tax (“VAT”) or Goods and Services Tax (“GST”) on virtual services offered by us are often ambiguous and are frequently inconsistent in each taxing jurisdiction. These laws, rules and regulations also are constantly evolving. The imposition of any additional such taxes or an adverse change in the application of such tax rules could have a material adverse effect on our business, financial condition, and results of operations.

If the THMG Association's or the Uplift Association's providers or experts are characterized as employees, they would be subject to employment and withholding liabilities.

We structure the relationships with many of the THMG Association's and the Uplift Association's providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that these providers and experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal, or foreign courts were to determine that these providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare, and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these providers or experts are employees could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, in the past we have encountered some difficulties in integrating acquired businesses and failure to achieve all of the anticipated benefits from such transactions. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or the integration process may take longer than expected or become more costly than expected. Similarly, we may not be able to effectively manage the combined business following the acquisition. We also may not achieve the anticipated cost savings, synergies or other benefits from the acquired business due to a number of factors, including, but not limited to:

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which can result in the risk of impairment over time. For example, see Note 7. “Goodwill” to the consolidated financial statements for information regarding goodwill impairment charges. In particular, if the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, the future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors (the “Board”) is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions include those establishing:

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees, or agents to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, or results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation will be your sole source of gain, if any.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Our Credit Agreement prohibits us from declaring or paying any dividend unless certain conditions are satisfied, and any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. In addition, the trading price of our common stock has been, and could continue to be, subject to wide fluctuations. The price at which our stock trades depends on a number of factors, many of which are beyond our control. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including whether you will achieve any capital appreciation.

We have been, and in the future could be, subject to securities class action litigation, shareholder derivative complaints and related matters.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We have been, and may in the future become, subject to such securities class action litigation, shareholder derivative complaints and related matters, and any such proceedings have and could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

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

To assess, identify, and manage the risks of cybersecurity threats to our information system, we maintain a cybersecurity program, including policies and controls, which are regularly reviewed through internal and external assessments. We leverage several industry frameworks for adopting and assessing controls, such as HIPAA, the National Institute of Standards and Technology Cybersecurity Framework, and HITRUST. We have an active HITRUST certification, Service Organization Control (“SOC”) 2 Type II security compliance, and, within our U.S. Integrated Care segment, we have ISO 9001 certification for key processes, as well as ISO 13485 and ISO 27001 certifications for our proprietary devices, in each case that are issued by external entities.

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

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have a documented security incident response plan that provides a consistent approach to identifying and classifying the incident as well as a defined process to assess the materiality and escalate to management, as required.

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

Our CISO regularly engages with other members of our executive management team to discuss cyber risk, including the Chief Executive Officer, Chief Technology Officer, Chief Legal Officer, and Chief Compliance Officer, among others. Our CISO also typically reports to the audit committee of our Board at each regularly scheduled committee meeting. Our executive management team has the appropriate expertise, background, and depth of experience to manage risk arising from cybersecurity threats. Executive management has also participated in cybersecurity tabletop exercises to test our cyber response playbooks.

Item 2.    Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations.

We lease office space in New York City for our corporate headquarters and certain of our operations under a lease for which the term expires in December 2035. We lease additional office space in the U.S. and other foreign locations. We have reduced our footprint over the past year reflecting post-pandemic remote work changes. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Descriptions of certain legal proceedings to which we are a party are contained in the Legal Matters section of Note 18. “Commitments and Contingencies” to the consolidated financial statements included in Part II, of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TDOC”.

Holders

On February 17, 2026, there were 79 shareholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Five-Year Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the comparable cumulative total return of the Russell 2000 Composite Index and the S&P 500 Health Care Index for each of the five fiscal years ended December 31, 2025, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends in Teladoc Health Common Stock and in each index. The indexes are included for comparative purposes only. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.    [Reserved]

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion and analysis of our fiscal year 2023, as well as the year-over-year comparison of our 2024 financial performance to 2023, have been omitted from this section and may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on February 27, 2025.

Overview

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health,” the “Company,” or “we.” In June 2025, the Company relocated its principal executive office from Purchase, New York to New York, New York. Teladoc Health is the global leader in virtual care.

More than 20 years ago, we were founded on a simple, yet revolutionary idea: that everyone should have access to the best healthcare, anywhere in the world on their terms.

Our mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience. Today, we are transforming virtual care into a catalyst for how better health happens around the world. We connect patients, care providers, healthcare platforms and partners to provide more complete and personalized care. Through our unique technology, breadth of services and depth of clinical expertise, we are delivering and orchestrating care in order to improve health outcomes and reduce healthcare costs around the world.

The impact that the imposition of tariffs and changes to global trade policies will have on our consolidated results of operations is uncertain. We expect tariffs on goods imported into the U.S. from Canada, Mexico, and China, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs from those countries which would impact our consolidated results of operations as we import components for assembling welcome kits, refill kits, and replacement components for our chronic care management solutions and virtual care devices manufactured for sale or lease as part of our hosted virtual care platform solution. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs that may be sourced domestically or in other countries with no or lower tariffs. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations. For further information, see “Risk Factors—We depend on a limited number of third-party suppliers for certain components of our medical devices, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business,” and “—Our international operations pose certain political, legal and compliance, operational, regulatory, economic, and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase” included elsewhere in this Annual Report on Form 10-K.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Individuals who have paid access fees offer a greater margin than those who have visit fee only access and, over time, the mix of those who have paid access fees as compared to those who have visit fee only access has declined. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to the THMG Association professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included elsewhere in this Annual Report on Form 10-K. U.S. Integrated Care members increased by 8.0 million, or 9%, to 101.8 million at December 31, 2025, compared to the same period in 2024.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increase revenue. Chronic care program enrollment decreased by 1% to 1.19 million at December 31, 2025, compared to 1.20 million at December 31, 2024.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 20% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption and future revenue growth potential. Average monthly revenue per U.S. Integrated Care member decreased to $1.29 in the year ended December 31, 2025, from $1.37 in the same period in 2024, primarily due to the impact of new members onboarded over the course of the year. The change in average monthly revenue versus the indicated prior period is reflective of the growth and timing of onboarding new members and the mix of their fees.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp paying users represent the average number of global monthly paying users of our BetterHelp therapy services during the applicable period, including both those who pay directly out-of-pocket and those who utilize their insurance coverage. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success. BetterHelp paying users decreased by 5% to 0.39 million for the year ended December 31, 2025, compared to 0.41 million for the year ended December 31, 2024.

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

Critical Accounting Estimates and Policies

Revenue

We follow the revenue accounting requirements of Accounting Standards Codification (“ASC”) Topic 606, “Revenues from Contracts with Customers,” which establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC Topic 606 is to recognize revenue to depict the transfer of promised goods or services to Clients as well as individual members, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, we satisfy a performance obligation.

Integrated Care Segment

As it relates to the Integrated Care segment, we primarily generate virtual care service revenue from contracts with Clients who purchase access to the THMG Association's professional provider network or medical experts for their employees, dependents and other beneficiaries. Our Client contracts include a PMPM, PEPM, or PPPM access fee as well as certain contracts that generate revenue based solely on a per-telehealth visit basis for general medical and other specialty visits. Depending on the product, we may generate revenue from Clients through a combination of access fees and visit fees, while certain Clients may have access-fee only or visit fee only arrangements.

We generate access fees from Clients accessing the THMG Association professional provider network, hosted virtual care platform, and chronic care management platforms. We also generate visit fee revenue for general medical, expert second opinions, virtual therapy, and other specialty visits. Additionally, we generate other revenue associated with virtual care device equipment sales included with our hosted virtual care platform. Visit and other revenues are reported as “Other” revenue in our consolidated financial statements.

Revenue is also generated from contracts with Clients in hospital and health systems for the sale and rental of equipment consisting of virtual care devices which allow physicians to access our hosted virtual care platform. These contracts also include multiple performance obligations, and we determine the standalone selling prices based on historical selling price of these performance obligations in similar transactions as well as current pricing practices. In some arrangements, devices are rented to certain Clients that qualify as either sales-type lease or operating lease arrangements and are subject to lease accounting guidance.

Revenue is also generated from contracts with Clients for our chronic care management solutions. Substantially all of this revenue is derived from monthly access fees that are recognized as services are rendered and earned under subscription agreements with Clients that are based on a PPPM model, using the number of active enrolled members each month for the minimum enrollment period. These solutions integrate devices, supplies, access to our web-based platform, mobile application, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and we recognize revenue each month using the variable consideration allocation exception because the nature of the obligations and the variability of the payment being based on the number of active members are aligned.

Our Client agreements generally have a term of one to three years for the Integrated Care segment, the majority of which have a term of one year. Revenues are recognized when we satisfy our performance obligation to stand ready to provide virtual care services which occurs when our Clients and members have access to and obtain control of the virtual care service or platform.

For contracts where revenue is generated on a per-telehealth visit basis, revenues are recognized when the visits are completed as we have delivered on our stand ready obligation to provide access. For other revenue, which primarily includes virtual care devices, our performance obligation is satisfied when the equipment is provided to the Client and revenue is recognized at a point in time upon shipment.

We generally bill for virtual care services on a monthly basis, in advance or in arrears depending on the service, with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, we have determined that Client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and for certain contracts include a variable transaction price as the number of members may vary from period to period. We estimate this amount based on historical experience.

Our contracts do not generally contain refund provisions for fees earned related to services performed.

Additionally, certain of our contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by us for specific service level performance, member satisfaction scores, cost savings or other value achievements or guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on our historical performance or other available information of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. Performance obligations related to prior periods for changes in estimated transaction price or Client performance guarantees resulted in an increase of $8.3 million in revenue for the year ended December 31, 2025 and a decrease of $5.9 million of revenue for the year ended December 31, 2024.

We have elected the practical expedient to not disclose the remaining performance obligations of our contracts since the majority of our contracts have a duration of one year or less and the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations.

For additional revenue, deferred revenue, deferred costs, and disclosures, refer to Note 3. “Revenue, Deferred Revenue, and Deferred Device and Contract Costs.”

BetterHelp Segment

As it relates to the BetterHelp segment, users can purchase virtual therapy services for an access fee, generally on a monthly or weekly basis. In certain states, users can utilize their insurance coverage to pay for virtual therapy services on a per visit basis. For other wellness services, users can purchase access to their consumer application for a subscription fee, generally for a period of one year. BetterHelp also provides virtual therapy services to employers as part of employee assistance programs, with revenues recorded based on completion of visit.

The BetterHelp service provides for member refunds. We estimate the expected amount of refunds to be issued based on historical experience, which are recorded as a reduction of revenue. We issued refunds of approximately $49.9 million and $84.0 million for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, our balance of goodwill was $283.2 million, which all related to the BetterHelp segment.

Concurrent with the closing of our acquisitions of Telecare and Catapult Health, we performed goodwill impairment tests on our Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, we recognized immediate impairments of $12.6 million and $59.1 million of goodwill associated with the Telecare and Catapult Health acquisitions in the three months ended September 30, 2025 and March 31, 2025, respectively, reflecting a total of $71.8 million in 2025.

At October 1, 2025, we performed our annual test of goodwill impairment using a discounted cash flow method under the income approach. We determined that the BetterHelp reporting unit’s fair value exceeded its carrying value, while the Integrated Care reporting unit’s fair value approximated its carrying value. Since the BetterHelp reporting unit's fair value exceeded its carrying value and the Integrated Care reporting unit carried no goodwill at October 1, 2025, no impairment was recorded. If the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, the future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

In the period following December 31, 2025, there has been a decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. If this decline in the share price is sustained, it could require further testing of our goodwill in our next reporting period, which may result in an impairment. Absent changes to our projected cash flows, we would reassess the discount rate to reflect the market’s perception of risks to achieving our projected cash flows and other economic factors. Those factors alone, or in combination with other factors, could cause our carrying value to exceed the fair value, resulting in impairment.

Refer to Note 7. “Goodwill” to our consolidated financial statements for further information.

Other Intangible Assets

Other intangible assets include client and other relationships, acquired technology, and trademarks resulting from business acquisitions, as well as capitalized software development costs. As of December 31, 2025, the aggregate balance of these assets was $1,297.1 million. We amortize these definite-lived intangible assets over their estimated useful lives as disclosed in Note 9. “Intangible Assets, Net and Certain Cloud Computing Costs” to the consolidated financial statements. We also review the estimated useful lives on a quarterly basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements.

Customer relationships are amortized over a period of two to 20 years in relation to expected future cash flows. The useful lives of the customer relationships are subject to risks and uncertainties including future attrition rates. These considerations include, but are not limited to, the emergence of new competitor offerings, relative competitor pricing and scale, our ability to successfully integrate and manage the acquired customers, our level of success in delivering future innovation, and overall changes in economic and regulatory conditions. Significant changes in any one or a combination of considerations could lead us to update our weighted average attrition rate, which, in turn would impact the assigned useful life and the level of amortization expense recorded for our customer relationship intangibles. For example, a sustained increase in the customer attrition rate related to customers added as a result of the Livongo acquisition could prompt us to reduce our estimate of the remaining useful life of the customer relationships. Should this occur, a one-year reduction to the estimated life would result in an annual increase in amortization expense of approximately $7.0 million. Acquired technology is amortized over four to seven years using the straight-line method. Capitalized software development costs are amortized over three to five years using the straight-line method.

During the three months ended December 31, 2025, we initiated a strategy to transition the remainder of our chronic condition management Clients and members to the Teladoc Health brand by December 31, 2026. In connection with the brand strategy, we have decreased the remaining useful life of the related trademarks asset, which increased amortization expense for the year ended December 31, 2025 by $7.7 million and will increase amortization expense for the year ending December 31, 2026 by $30.7 million.

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

Components of Results of Operations

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately)

Cost of revenue (exclusive of depreciation and amortization, which are shown separately), or “Cost of revenue,” primarily consists of fees paid to the physicians and other health professionals in the THMG Association and the Uplift Association provider networks; product cost; costs incurred in connection with the THMG Association and the Uplift Association provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation); costs related to Client support; and provider network, medical records, magnetic resonance imaging, medical lab tests, translation, postage, medical malpractice insurance, and deferred device costs. Cost of revenue includes costs of technology enabling multiple modes of real-time communication, including via web browser, mobile application, voice / telephony, and text. These expenses increase or decrease as the level of revenue changes. Cost of revenue is driven primarily by the number of general medical visits, mental health visits, expert medical services, and other specialty visits completed in each period and are closely correlated or directly related to delivery of our solutions and monthly access fees. Many of the elements of the cost of revenue are relatively variable, and can be reduced in the near-term to offset any decline in our revenue. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. Cost of revenue does not include an allocation of depreciation and amortization.

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

Technology and development expenses include personnel and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) for software engineering, information technology infrastructure, security and compliance, product development, and support for our efforts to add new features and ensure the reliability or scalability of our existing solutions. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure (whereas costs directly associated with revenue are presented separately in cost of revenues), certain licensed applications, and stock-based compensation for its technology and development employees. Our technology and development expenses exclude certain allocations of occupancy expense, capitalized software development costs, and depreciation and amortization.

Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses, including the ability to capitalize software development costs.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) of, and professional fees incurred by our finance, legal and compliance, operations, human resources, clinical, corporate strategy, business development, strategies, quality and executive departments. They also include bank charges, most of the occupancy costs including rent, utilities, and facilities maintenance, except for amounts allocated to cost of revenues, as well as therapists recruiting costs, related to BetterHelp, indirect taxes and certain licensed corporate applications. Our general and administrative expenses exclude any allocation of depreciation and amortization.

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

Adjusted EBITDA and Free Cash Flow

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

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2025 and 2024 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data).

	Year Ended December 31,		Variance	%
	2025	2024
Revenue	$2,529,977	$2,569,574	$(39,597)	(2)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	771,593	751,270	20,323	3%
Advertising and marketing	653,372	705,787	(52,415)	(7)%
Sales	194,518	204,993	(10,475)	(5)%
Technology and development	277,922	307,274	(29,352)	(10)%
General and administrative	431,891	435,490	(3,599)	(1)%
Goodwill impairments	71,763	790,000	(718,237)	(91)%
Acquisition, integration, and transformation costs	9,010	1,743	7,267	n/m
Restructuring costs	18,785	20,355	(1,570)	(8)%
Amortization of intangible assets	350,764	363,365	(12,601)	(3)%
Depreciation of property and equipment	13,314	10,183	3,131	31%
Total costs and expenses	2,792,932	3,590,460	(797,528)	(22)%
Loss from operations	(262,955)	(1,020,886)	757,931	74%
Interest income	(36,770)	(57,071)	20,301	(36)%
Interest expense	19,714	23,803	(4,089)	(17)%
Other expense (income), net	(10,369)	6,035	(16,404)	n/m
Loss before provision for income taxes	(235,530)	(993,653)	758,123	76%
Provision for income taxes	(35,208)	7,592	(42,800)	n/m
Net loss	$(200,322)	$(1,001,245)	$800,923	80%
Net loss per share, basic and diluted	$(1.14)	$(5.87)	$4.73	81%

Adjusted EBITDA (1)	$281,095	$310,711	$(29,616)	(10)%
n/m – not meaningful
(1)Non-GAAP Financial Measures

The following table reconciles net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(200,322)	$(1,001,245)
Add:
Provision for income taxes	(35,208)	7,592
Other expense (income), net	(10,369)	6,035
Interest expense	19,714	23,803
Interest income	(36,770)	(57,071)
Depreciation of property and equipment	13,314	10,183
Amortization of intangible assets	350,764	363,365
Restructuring costs	18,785	20,355
Acquisition, integration, and transformation costs	9,010	1,743
Goodwill impairments	71,763	790,000
Stock-based compensation	80,414	145,951
Adjusted EBITDA	$281,095	$310,711

Integrated Care	$239,222	$232,902
BetterHelp	41,873	77,809
Adjusted EBITDA	$281,095	$310,711

Revenue. The following table presents revenues disaggregated by revenue source and geography for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Variance	%
Revenue by Type
Access Fees	$2,091,941	$2,215,220	$(123,279)	(6)%
Other	438,036	354,354	83,682	24%
Total Revenue	$2,529,977	$2,569,574	$(39,597)	(2)%

Revenue by Geography
U.S. Revenue	$2,071,739	$2,159,959	$(88,220)	(4)%
International Revenue	458,238	409,615	48,623	12%
Total Revenue	$2,529,977	$2,569,574	$(39,597)	(2)%

Revenue. Total revenue was $2,530.0 million for the year ended December 31, 2025, compared to $2,569.6 million for the year ended December 31, 2024, a decrease of $39.6 million, or 2%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health, Uplift, and Telecare increased total revenue for the year ended December 31, 2025 by approximately 2 percentage points.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $771.6 million for the year ended December 31, 2025, compared to $751.3 million for the year ended December 31, 2024, an increase of $20.3 million, or 3%. The increase was primarily driven by higher labor costs, technology costs, and amortization of devices, partially offset by lower provider costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $653.4 million for the year ended December 31, 2025, compared to $705.8 million for the year ended December 31, 2024, a decrease of $52.4 million, or 7%. This decrease was driven by lower media advertising and employee compensation costs.

Sales Expenses. Sales expenses were $194.5 million for the year ended December 31, 2025, compared to $205.0 million for the year ended December 31, 2024, a decrease of $10.5 million, or 5%. The decrease was primarily driven by lower employee compensation costs and lower professional fees, partially offset by higher broker commissions.

Technology and Development Expenses. Technology and development expenses were $277.9 million for the year ended December 31, 2025, compared to $307.3 million for the year ended December 31, 2024, a decrease of $29.4 million, or 10%. The decrease was primarily driven by lower employee compensation costs, partially offset by higher infrastructure, hosting, and software license costs associated with running operations as well as ongoing projects and services to continuously improve and optimize our products and services. For the years ended December 31, 2025 and 2024, research and development costs were $88.5 million and $89.1 million, respectively.

General and Administrative Expenses. General and administrative expenses were $431.9 million for the year ended December 31, 2025, compared to $435.5 million for the year ended December 31, 2024, a decrease of $3.6 million, or 1%. The decrease was primarily driven by lower employee compensation, partially offset by higher indirect taxes, professional fees, software and infrastructure costs, and dues and subscriptions.

Goodwill Impairments. Concurrent with the completion of the acquisitions of Telecare and Catapult Health, we performed goodwill impairment tests on the Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value at those times. As a result, immediate impairments of $12.6 million and $59.1 million of goodwill associated with the Telecare and Catapult Health acquisitions were recognized in the three months ended September 30, 2025 and March 31, 2025, respectively, reflecting a total of $71.8 million in 2025. If the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, the future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs were $9.0 million for the year ended December 31, 2025, compared to $1.7 million for the year ended December 31, 2024, an increase of $7.3 million. The increase relates to the costs to integrate the operations of the businesses acquired and to complete the upgrade of a technology platform.

Restructuring Costs. Restructuring costs were $18.8 million and $20.4 million for the years ended December 31, 2025 and 2024, respectively. The costs primarily related to severance, the reduction of office space, right-of-use asset impairment charges, and other restructuring related costs. See Note 13. “Restructuring” to the financial statements for additional information.

Subsequent to December 31, 2025 and as a result of our review of the business to drive further efficiency, better align resources, and improve profitability, we expect to incur pre-tax restructuring costs under our plan in the range of $15.0 million to $20.0 million for the year ending December 31, 2026, of which approximately $9.0 million to $11.0 million is expected to be incurred in the three months ending March 31, 2026. The charges will primarily relate to employee transition, severance, employee benefits, and other costs, including costs associated with office space reductions.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	%
Amortization of acquired intangibles	$183,147	$230,328	(20)%
Amortization of capitalized software development costs	167,617	133,037	26%
Amortization of intangible assets	$350,764	$363,365	(3)%

Amortization of intangible assets was $350.8 million for the year ended December 31, 2025, compared to $363.4 million for the year ended December 31, 2024, a decrease of $12.6 million, or 3%. The decrease was primarily driven by the lower amortization associated with the Livongo trademark, partially offset by an increase in the amortization of capitalized software development costs related to our investment in platforms.

Depreciation of Property and Equipment. Depreciation of property and equipment was $13.3 million for the year ended December 31, 2025, compared to $10.2 million for the year ended December 31, 2024, an increase of $3.1 million, or 31%. The increase was driven primarily by accelerated depreciation associated with decisions made to exit certain leased spaced in the year ended December 31, 2025.

Interest Income. Interest income was $36.8 million for the year ended December 31, 2025, compared to $57.1 million for the year ended December 31, 2024. The decrease was driven by a lower average balance of cash and cash equivalents and lower interest rate yields.

Interest Expense. Interest expense was $19.7 million for the year ended December 31, 2025, compared to $23.8 million for the year ended December 31, 2024. The decrease was driven by the maturation of the Livongo Notes and 2025 Notes.

Other Expense (Income), Net. Other expense (income), net was an income of $10.4 million for the year ended December 31, 2025, compared to an expense of $6.0 million for the year ended December 31, 2024. The balance in both periods primarily reflects the impact of foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded income tax benefit of $35.2 million for the year ended December 31, 2025, compared to an income tax expense of $7.6 million for the year ended December 31, 2024. The tax benefit in 2025 resulted primarily from the benefits of $20.1 million related to completion of a research and development tax credit study and $15.0 million from the current year's acquisitions. The tax expense in 2024 was primarily due to a shortfall related to stock-based compensation awards that vested during the year.

Segment Information

The following tables set forth the results of operations by segment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Variance	%
Integrated Care	2025	2024
Revenue	$1,579,610	$1,528,870	$50,740	3%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	516,326	474,955	41,371	9%
Advertising and marketing, exclusive of stock-based compensation	130,023	134,453	(4,430)	(3)%
Other segment expenses (1)	694,039	686,560	7,479	1%
Adjusted EBITDA	$239,222	$232,902	$6,320	3%
Adjusted EBITDA Margin %	15.1%	15.2%
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Integrated Care total revenues increased by $50.7 million, or 3%, to $1,579.6 million for the year ended December 31, 2025. The acquisitions of Catapult Health and Telecare increased Integrated Care total revenue for the year ended December 31, 2025 by approximately 2 percentage points.

Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $41.4 million, or 9%, to $516.3 million for the year ended December 31, 2025. The increase was primarily driven by higher provider costs, technology costs, and amortization of device costs.

Integrated Care advertising and marketing, exclusive of stock-based compensation, decreased by $4.4 million, or 3%, to $130.0 million for the year ended December 31, 2025, primarily reflecting lower spending on digital and media advertising and marketing.

Integrated Care other segment expenses increased by $7.5 million to $694.0 million for the year ended December 31, 2025. The increase was primarily driven by higher indirect taxes, software and infrastructure costs, commissions costs, and dues and subscriptions, partially offset by lower employee compensation.

	Year Ended December 31,		Variance	%
BetterHelp	2025	2024
Therapy Services	$930,700	$1,017,725	$(87,025)	(9)%
Other Wellness Services	19,667	22,979	(3,312)	(14)%
Total Revenue	$950,367	$1,040,704	(90,337)	(9)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	253,185	271,533	(18,348)	(7)%
Advertising and marketing, exclusive of stock-based compensation	518,455	558,759	(40,304)	(7)%
Other segment expenses (1)	136,854	132,603	4,251	3%
Adjusted EBITDA	$41,873	$77,809	$(35,936)	(46)%
Adjusted EBITDA Margin %	4.4%	7.5%
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

BetterHelp total revenues decreased by $90.3 million, or 9%, to $950.4 million for the year ended December 31, 2025, driven by a 5% decrease in average monthly paying users. The acquisition of Uplift increased BetterHelp total revenue for the year ended December 31, 2025 by approximately 1 percentage point.

BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation decreased by $18.3 million, or 7%, to $253.2 million for the year ended December 31, 2025. The decrease was primarily driven by lower therapist costs.

BetterHelp advertising and marketing, exclusive of stock-based compensation decreased by $40.3 million, or 7%, to $518.5 million for the year ended December 31, 2025, primarily reflecting lower spending on digital and media advertising.

BetterHelp other segment expenses increased by $4.3 million, or 3%, to $136.9 million for the year ended December 31, 2025. The increase was primarily driven by higher employee related costs, professional fees, dues and subscriptions, and software and infrastructure costs, partially offset by lower indirect taxes, occupancy and office costs, and credit card processing fees.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows - Summary	2025	2024
Net cash provided by operating activities	$294,357	$293,680
Net cash used in investing activities	(266,003)	(124,052)
Net cash (used in) provided by financing activities	(551,652)	8,312
Effect of foreign currency exchange rate changes	6,055	(3,288)
Total (decrease) increase in cash and cash equivalents	$(517,243)	$174,652

Our principal source of liquidity is our cash and cash equivalents, totaling $781.1 million as of December 31, 2025. During 2025, we experienced positive operating cash flow and we anticipate continuing positive operating cash flows for 2026.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditure, and contractual obligation needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, our ability to retain and/or obtain new members, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of virtual care, and our debt service obligations. We may in the future enter into arrangements to acquire or invest in additional complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition, and results of operations.

On July 17, 2025, we entered into the five-year, $300.0 million Revolving Credit Facility. We entered into the Revolving Credit Facility to preserve and enhance our financial and operational flexibility, however, we do not currently anticipate borrowing any amounts under the facility. See Note 11. “Debt” to the consolidated financial statements for additional information on the Revolving Credit Facility.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of December 31, 2025.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Cash provided by operating activities was $294.4 million and $293.7 million for the years ended December 31, 2025 and 2024, respectively, reflecting an increase of $0.7 million. The increase was driven by higher collections from customers and lower incentive compensation payments, offset by higher operational spending.

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

Cash from Investing Activities

Cash used in investing activities was $266.0 million for the year ended December 31, 2025 and was $124.1 million for the year ended December 31, 2024.The increase of $142.0 million was primarily driven by the amounts paid in the year ended December 31, 2025 to acquire Catapult Health and Telecare, the amount paid to acquire the net intangibles associated with the Uplift acquisition, and the amount paid to acquire the securities of a private company.

Cash from Financing Activities

Cash used in financing activities for the year ended December 31, 2025 was $551.7 million. This primarily reflects the repayment of our Livongo Notes and 2025 Notes upon maturity and payment of issuance costs related to the Revolving Credit Facility in the year ended December 31, 2025. Cash provided by financing activities for the year ended December 31, 2024 was $8.3 million and primarily consisted of $3.6 million of proceeds from the exercise of employee stock options and $4.7 million of proceeds from participants in our employee stock purchase plan.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$294,357	$293,680
Capital expenditures	(8,893)	(10,790)
Capitalized software development costs	(118,562)	(113,262)
Free Cash Flow	$166,902	$169,628

Free cash flow was $166.9 million for the year ended December 31, 2025, as compared to $169.6 million for the year ended December 31, 2024. The year-over-year decrease was substantially driven by an increase in capitalized software development costs, partially offset by a decrease in capital expenditures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $7.0 million over the next 12 months. We do not enter into investments for trading or speculative purposes.

Our convertible senior notes bear fixed interest rates so would not be exposed to changes in market interest rates. As interest rates under our Revolving Credit Facility are variable (see Note 11. “Debt” to the consolidated financial statements for additional information), any borrowing made under the Revolving Credit Facility would be exposed to changes in market interest rates. However, there were no amounts outstanding under the Revolving Credit Facility as of December 31, 2025, so there is currently no financial interest rate exposure.

We operate our business primarily within the U.S. which accounts for approximately 82% of our revenues. We have not historically utilized hedging strategies with respect to our foreign currency exchange exposure, however we may begin to do so.

Concentrations of Risk and Significant Clients

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although we deposit our cash with multiple financial institutions in the U.S. and in foreign countries, our deposits, at times, may exceed federally insured limits or foreign equivalent. Our cash equivalents are primarily invested in institutional money market funds.
No single Client represented over 10% of consolidated revenues for the years ended December 31, 2025 or 2024. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest Clients accounted for 31% of total Integrated Care segment revenue for each of the years ended December 31, 2025 and 2024. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included elsewhere in this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management, including our Chief Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2025.

Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Catapult Health, LLC, Uplift Health Technologies, Inc., and Telecare Australia Pty Ltd., which were acquired during the year ended December 31, 2025. These acquisitions accounted for approximately 3% of consolidated total assets and approximately 2% of consolidated revenue for the year ended December 31, 2025.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Teladoc Health, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Teladoc Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Catapult Health, LLC, Uplift Health Technologies, Inc., and Telecare Australia Pty Ltd., which are included in the 2025 consolidated financial statements of the Company and constituted 3% of total consolidated assets as of December 31, 2025 and 2% of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Catapult Health, LLC, Uplift Health Technologies, Inc., and Telecare Australia Pty Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 26, 2026

Item 9B.    Other Information

(a) On February 20, 2026, J. Eric Evans notified us of his intention to retire from the Board effective immediately. Mr. Evans had previously notified us of his intention not to stand for reelection at our 2026 annual meeting of stockholders. Mr. Evans is retiring from the Board for personal reasons and not because of any disagreement with us on any matter.

(b) Rule 10b5-1 Trading Plans. During the three months ended December 31, 2025, the following officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Securities Act of 1933), which was intended to satisfy the affirmative defense of Rule10b5-1(c):

On November 3, 2025, Fernando Madeira Rodrigues, our President of BetterHelp, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 129,115 shares of our common stock through December 2026.

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

Item 11.    Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Director Compensation,” “Executive Compensation” and “Compensation Tables,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

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

Item 14.    Principal Accounting Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Audit Matters” (excluding the information under the subheading “Audit Committee Report”), and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)    (1)Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Annual Report on Form 10-K.

(2)Schedule II—Valuation and Qualifying Accounts.

Valuation and Qualifying Accounts (in thousands):

Descriptions	Balance at Beginning of Period	Provision	Other	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
2025 (1)	$5,134	$1	$857	$(1,959)	$4,033
2024	$4,240	$3,795	$(23)	$(2,878)	$5,134
2023	$4,324	$4,686	$3,001	$(7,771)	$4,240
Income Tax Valuation Allowance
2025 (1)	$416,701	$29,385	$7,337	$—	$453,423
2024 (2)	$418,234	$(275)	$(1,258)	$—	$416,701
2023 (2)	$415,751	$1,904	$579	$—	$418,234
(1)Other includes currency translation adjustments as well as purchase accounting and acquisition-related adjustments for 2025.
(2)Other reflects currency translation adjustments.

(3)A list of exhibits is set forth on the Exhibit Index immediately prior to the signature page of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 16.    Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

4.1	Specimen stock certificate evidencing shares of the common stock.	10-K	001-37477	4.1	2/27/25

4.2	Indenture, dated as of May 19, 2020, by and between Teladoc Health, Inc. and Wilmington Trust, National Association.	8-K	001-37477	4.1	5/19/20

4.3	Global 1.25% Convertible Senior Note due 2027, dated as of May 19, 2020 (included as Exhibit A to Exhibit 4.4).	8-K	001-37477	4.2	5/19/20

4.4	Credit Agreement, dated July 17, 2025, among Teladoc Health, Inc., JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders party thereto.	8-K	001-37477	10.1	7/23/25

4.5	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-37477	4.10	3/1/23

10.1+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers.	S-1/A	333-204577	10.7	6/18/15

10.2+	Form of Indemnification Agreement between Teladoc Health, Inc. and each of its directors and officers (form used since October 2020).	10-K	001-37477	10.2	3/1/21

10.3+	Teladoc Health, Inc. 2015 Incentive Award Plan (as amended and restated effective May 25, 2017).	8-K	001-37477	10.1	5/31/17

10.4+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.11	6/18/15

10.5+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.12	6/18/15

10.6+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	S-1/A	333-204577	10.13	6/18/15

10.7+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2015 Incentive Award Plan.	10-Q	001-37477	10.1	5/2/22

10.8+	Teladoc Health, Inc. 2015 Employee Stock Purchase Plan.	10-Q	001-37477	10.2	7/30/25

10.9+	Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan (as amended on July 11, 2017).	S-8	333-219275	99.3	7/14/17

10.10+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.17	3/1/17

10.11+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.18	3/1/17

10.12+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2017 Employment Inducement Incentive Award Plan.	10-K	001-37477	10.19	3/1/17

10.13+	Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	S-8	333-249892	99.1	11/6/20

10.14+	Form of Stock Option Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.14	3/1/21

10.15+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.15	3/1/21

10.16+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. Livongo Acquisition Incentive Award Plan.	10-K	001-37477	10.16	3/1/21

10.17+	Teladoc Health, Inc. 2023 Incentive Award Plan.	8-K	001-37477	10.1	5/30/23

10.18+	First Amendment to Teladoc Health, Inc. 2023 Incentive Award Plan.	8-K	001-37477	10.1	5/23/25

10.19+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.2	7/28/23

10.20+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.3	7/28/23

10.21+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.4	7/28/23

10.22+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Incentive Award Plan.	10-Q	001-37477	10.5	7/28/23

10.23+	Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	S-8	333-273509	99.1	7/28/23

10.24+	First Amendment to Teladoc Health, Inc. 2023 Employment Inducement Award Plan.	8-K	001-37477	10.4	6/10/24

10.25+	Second Amendment to Teladoc Health, Inc. 2023 Employment Inducement Award Plan.	10-K	001-37477	10.25	2/27/25

10.26+	Third Amendment to Teladoc Health, Inc. 2023 Employment Inducement Award Plan.	8-K	001-37477	10.1	12/12/25

10.27+	Form of Stock Option Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.2	10/27/23

10.28+	Form of Restricted Stock Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.3	10/27/23

10.29+	Form of Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.4	10/27/23

10.30+	Form of Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.5	10/27/23

10.31+	Teladoc Health, Inc. Level 14 Severance Plan.	8-K	001-37477	10.3	5/30/23

10.32+	Teladoc Health, Inc. Non-Employee Director Compensation Program (as amended).	10-K	001-37477	10.29	2/23/24

10.33+	Teladoc Health, Inc. Deferred Compensation Plan for Non-Employee Directors.	10-K	001-37477	10.8	2/27/18

10.34+	Offer Letter, dated June 5, 2024, by and between Teladoc Health, Inc. and Charles Divita.	8-K	001-37477	10.1	6/10/24

10.35+	Employment Agreement, dated June 10, 2024, by and between Teladoc Health, Inc. and Charles Divita.	8-K	001-37477	10.2	6/10/24

10.36+	Chief Executive Officer Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.3	8/1/24

10.37+	Form of Chief Executive Officer Performance Restricted Stock Unit Agreement under the Teladoc Health, Inc. 2023 Employment Inducement Incentive Award Plan.	10-Q	001-37477	10.4	8/1/24

10.38+	Executive Severance Agreement, dated June 24, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	7/31/19

10.39+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.5	10/30/19

10.40+	Amendment No. 2 to Executive Severance Agreement, dated June 6, 2024, by and between Teladoc Health, Inc. and Mala Murthy.	8-K	001-37477	10.3	6/10/24

10.41+	Letter Agreement, dated April 1, 2024, by and between Teladoc Health, Inc. and Mala Murthy.	10-Q	001-37477	10.1	4/26/24

10.42+	Executive Severance Agreement, dated July 15, 2015, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.17	4/30/19

10.43+	Amendment No. 1 to Executive Severance Agreement, dated October 29, 2019, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.8	10/30/19

10.44+	Amendment No. 2 to Executive Severance Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.4	4/26/24

10.45+	Retention Bonus Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Adam Vandervoort.	10-Q	001-37477	10.3	4/26/24

10.46+	Executive Severance Agreement, dated July 14, 2017, by and between Teladoc Health, Inc. and Kelly Bliss.	10-K	001-37477	10.45	2/27/25

10.47+	Amendment No. 1 to Executive Severance Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Kelly Bliss.	10-K	001-37477	10.46	2/27/25

10.48+	Retention Bonus Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Kelly Bliss.	10-K	001-37477	10.47	2/27/25

10.49+	Services Agreement, dated May 31, 2018, by and between Teladoc Health International, S.A.U. (formerly Advance Medical Healthcare Management Services, S.A.) and Carlos Nueno.	10-K	001-37477	10.48	2/27/25

10.50+	Retention Bonus Agreement, dated April 26, 2024, by and between Teladoc Health, Inc. and Carlos Nueno.	10-K	001-37477	10.49	2/27/25

19.1	Teladoc Health, Inc. Insider Trading Compliance Policy	10-K	001-37477	19.1	2/27/25

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm					*

31.1
Chief Executive Officer and Principal Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*

32.1
Chief Executive Officer and Principal Financial Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

TELADOC HEALTH, INC.

Date: February 26, 2026	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer, Principal Financial Officer and Director

Date: February 26, 2026	By:	/s/ JOSEPH CATAPANO
	Name:	Joseph Catapano
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2026	By:	/s/ KENNETH H. PAULUS
	Name:	Kenneth H. Paulus
	Title:	Chairman of the Board

Date: February 26, 2026	By:	/s/ SANDRA L. FENWICK
	Name:	Sandra L. Fenwick
	Title:	Director

Date: February 26, 2026	By:	/s/ CATHERINE A. JACOBSON
	Name:	Catherine A. Jacobson
	Title:	Director

Date: February 26, 2026	By:	/s/ DAVID L. SHEDLARZ
	Name:	David L. Shedlarz
	Title:	Director

Date: February 26, 2026	By:	/s/ MARK DOUGLAS SMITH, M.D.
	Name:	Mark Douglas Smith, M.D.
	Title:	Director

Date: February 26, 2026	By:	/s/ DAVID B. SNOW, JR.
	Name:	David B. Snow, Jr.
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Teladoc Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teladoc Health, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Capitalized software development costs

Description of the Matter
At December 31, 2025, the Company’s capitalized software development costs were $249 million. As described in Note 2 and 9 of the consolidated financial statements, the Company capitalizes certain internal-use software development costs related to its tools that enable its members and providers to interact. Management determines the amount of internal-use software development costs to be capitalized based on the amount of time spent by internal software developers on projects in the application stage of development. There is judgment involved in estimating time incurred in the application development stage.

Auditing capitalized software development costs required a higher degree of judgment and effort involved in evaluating management’s estimate related to the amount of time incurred by internal software developers on each project.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s capitalized software development costs process. For example, we tested controls over the Company’s process to review the time incurred by internal software developers on each project.

To test the Company’s capitalized software development costs, we performed audit procedures that included, among others, inspecting underlying documentation to evaluate whether the time was capitalizable under the applicable accounting standards for a sample of projects. For these projects, we also inquired of technology and development management, project managers, and internal software developers regarding the objective, nature, and status of the projects and inquired with internal software developers regarding their time spent on each project and the nature of their tasks performed for the project. We also inspected underlying documentation to evaluate the nature of the work of the internal software developers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 26, 2026

TELADOC HEALTH, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$781,084	$1,298,327
Accounts receivable, net of allowance for doubtful accounts of $4,033 and $5,134 at December 31, 2025 and December 31, 2024, respectively	192,826	214,146
Inventories	38,203	38,138
Prepaid expenses and other current assets	107,016	113,296
Total current assets	1,119,129	1,663,907
Property and equipment, net	26,972	29,487
Goodwill	283,190	283,190
Intangible assets, net	1,297,087	1,431,360
Operating lease—right-of-use assets	26,119	27,092
Other assets	105,803	81,488
Total assets	$2,858,300	$3,516,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,967	$33,130
Accrued expenses and other current liabilities	198,208	202,157
Accrued compensation	96,258	76,229
Deferred revenue—current	62,305	79,296
Convertible senior notes, net—current	—	550,723
Total current liabilities	404,738	941,535
Other liabilities	643	720
Operating lease liabilities, net of current portion	34,204	32,135
Deferred revenue, net of current portion	9,139	9,786
Deferred taxes, net	28,945	49,851
Convertible senior notes, net—non-current	994,925	991,418
Total liabilities	1,472,594	2,025,445
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 178,315,400 shares and 173,405,016 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	178	173
Additional paid-in capital	17,850,478	17,759,194
Accumulated deficit	(16,430,222)	(16,229,900)
Accumulated other comprehensive loss	(34,728)	(38,388)
Total stockholders’ equity	1,385,706	1,491,079
Total liabilities and stockholders’ equity	$2,858,300	$3,516,524

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,529,977	$2,569,574	$2,602,415
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	771,593	751,270	760,031
Advertising and marketing	653,372	705,787	688,854
Sales	194,518	204,993	213,780
Technology and development	277,922	307,274	348,521
General and administrative	431,891	435,490	464,659
Goodwill impairments	71,763	790,000	—
Acquisition, integration, and transformation costs	9,010	1,743	21,110
Restructuring costs	18,785	20,355	16,942
Amortization of intangible assets	350,764	363,365	325,933
Depreciation of property and equipment	13,314	10,183	11,138
Total costs and expenses	2,792,932	3,590,460	2,850,968
Loss from operations	(262,955)	(1,020,886)	(248,553)
Interest income	(36,770)	(57,071)	(46,782)
Interest expense	19,714	23,803	22,282
Other expense (income), net	(10,369)	6,035	(4,445)
Loss before provision for income taxes	(235,530)	(993,653)	(219,608)
Provision for income taxes	(35,208)	7,592	760
Net loss	(200,322)	(1,001,245)	(220,368)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	3,660	(1,398)	5,786
Comprehensive loss	$(196,662)	$(1,002,643)	$(214,582)

Net loss per share, basic and diluted	$(1.14)	$(5.87)	$(1.34)

Weighted-average shares used to compute basic and diluted net loss per share	176,221,530	170,564,088	164,578,219

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	162,840,360	$163	$17,358,645	$(15,008,287)	$(42,776)	$2,307,745
Exercise of stock options	175,761	—	1,481	—	—	1,481
Issuance of common stock upon vesting of restricted stock units	3,049,824	3	(3)	—	—	—
Issuance of stock under employee stock purchase plan	592,308	1	10,439	—	—	10,440
Stock-based compensation	—	—	220,989	—	—	220,989
Other comprehensive income, net of tax	—	—	—	—	5,786	5,786
Net loss	—	—	—	(220,368)	—	(220,368)
Balances as of December 31, 2023	166,658,253	167	17,591,551	(15,228,655)	(36,990)	2,326,073
Exercise of stock options	520,190	—	3,566	—	—	3,566
Issuance of common stock upon vesting of restricted stock units	5,634,883	6	(6)	—	—	—
Issuance of stock under employee stock purchase plan	591,690	—	5,409	—	—	5,409
Stock-based compensation	—	—	158,674	—	—	158,674
Other comprehensive loss, net of tax	—	—	—	—	(1,398)	(1,398)
Net loss	—	—	—	(1,001,245)	—	(1,001,245)
Balances as of December 31, 2024	173,405,016	173	17,759,194	(16,229,900)	(38,388)	1,491,079
Exercise of stock options	11,575	—	85	—	—	85
Issuance of common stock upon vesting of restricted stock units	4,361,100	4	(4)	—	—	—
Issuance of stock under employee stock purchase plan	537,709	1	3,240	—	—	3,241
Stock-based compensation	—	—	87,963	—	—	87,963
Other comprehensive income, net of tax	—	—	—	—	3,660	3,660
Net loss	—	—	—	(200,322)	—	(200,322)
Balances as of December 31, 2025	178,315,400	$178	$17,850,478	$(16,430,222)	$(34,728)	$1,385,706

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(200,322)	$(1,001,245)	$(220,368)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairments	71,763	790,000	—
Amortization of intangible assets	350,764	363,365	325,933
Stock-based compensation	80,414	145,951	201,550
Depreciation of property and equipment	13,314	10,183	11,138
Amortization of right-of-use assets	12,356	9,295	11,650
Provision for allowances for doubtful accounts	1	3,795	4,686
Deferred income taxes	(41,407)	(1,145)	(1,903)
Other, net	6,399	9,796	5,692
Changes in operating assets and liabilities:
Accounts receivable	25,126	(375)	(10,252)
Prepaid expenses and other current assets	6,688	5,188	12,461
Inventory	399	(9,749)	24,095
Other assets	7,997	(1,257)	(23,052)
Accounts payable	11,454	(10,365)	(4,185)
Accrued expenses and other current liabilities	(22,984)	30,178	9,069
Accrued compensation	13,296	(20,499)	19,180
Deferred revenue	(19,762)	(18,246)	(4,900)
Operating lease liabilities	(13,628)	(10,892)	(10,224)
Other liabilities	(7,511)	(298)	(549)
Net cash provided by operating activities	294,357	293,680	350,021
Cash flows from investing activities:
Capital expenditures	(8,893)	(10,790)	(11,464)
Capitalized software development costs	(118,562)	(113,262)	(144,884)
Proceeds from the sale of investment	740	—	—
Acquisitions accounted for as business combinations, net of cash acquired	(81,904)	—	—
Asset acquisition resulting in net intangible assets	(29,569)	—	—
Payments for investments	(27,875)	—	—
Other, net	60	—	1
Net cash used in investing activities	(266,003)	(124,052)	(156,347)
Cash flows from financing activities:
Proceeds from the exercise of stock options	85	3,566	1,481
Proceeds from employee stock purchase plan	3,000	4,748	9,651
Repayment of convertible senior notes	(550,629)	—	—
Payment of credit facility issuance costs	(4,108)	—	—
Other, net	—	(2)	(278)
Net cash (used in) provided by financing activities	(551,652)	8,312	10,854
Net (decrease) increase in cash and cash equivalents	(523,298)	177,940	204,528
Effect of foreign currency exchange rate changes	6,055	(3,288)	965
Cash and cash equivalents at beginning of the period	1,298,327	1,123,675	918,182
Cash and cash equivalents at end of the period	$781,084	$1,298,327	$1,123,675

Cash paid for income taxes, net	$8,745	$8,946	$7,238

Interest paid	$15,008	$17,322	$17,422

Supplemental disclosure of non-cash investing activities
Accruals related to Intangible assets, net and Property and equipment, net	$22,266	$4,351	$11,006

See accompanying notes to audited consolidated financial statements.

TELADOC HEALTH, INC.
Notes to Audited Consolidated Financial Statements

Note 1. Organization and Description of Business

Teladoc, Inc. was incorporated in the State of Texas in June 2002 and changed its state of incorporation to the State of Delaware in October 2008. Effective August 10, 2018, Teladoc, Inc. changed its corporate name to Teladoc Health, Inc. Unless the context otherwise requires, Teladoc Health, Inc., together with its subsidiaries, is referred to herein as “Teladoc Health” or the “Company.” The Company’s principal executive office is located in New York, New York. Teladoc Health is the global leader in virtual care. The Company’s mission is to empower all people everywhere to live their healthiest lives by transforming the healthcare experience.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements include the results of Teladoc Health, as well as three professional associations and 10 professional corporations that comprise the “THMG Association” and five professional corporations that comprise the “Uplift Association.”

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

Total revenue and net income for the VIEs were $337.7 million and $2.3 million, $270.7 million and $0.0 million, and $241.7 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total assets for the VIEs, all of which were current, were $36.3 million and $29.4 million at December 31, 2025 and 2024, respectively, and total liabilities, all of which were current, were $82.6 million and $78.0 million at December 31, 2025 and 2024, respectively. Total stockholders’ deficit for the VIEs was $46.3 million and $48.6 million at December 31, 2025 and 2024, respectively.

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

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the capitalization and amortization of software development costs, allowances for sales, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies (including earnouts), litigation and related legal accruals, the accounting for stock-based compensation awards, the probability assessment of satisfying vesting conditions for certain investments, and other items as described in the Summary of Significant Accounting policies in this Annual Report on Form 10-K.

Segment Information

The Company operates as an organizational and reporting structure based on two reportable segments, which are the same as its reporting units: Teladoc Health Integrated Care (“Integrated Care”) and BetterHelp. This structure reflects how management allocates resources and assesses performance. See Note 19. “Segments” for further information.

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

Revenue Recognition

The Company follows the revenue accounting requirements of Accounting Standards Codification (“ASC”) Topic 606, “Revenues from Contracts with Customers.” ASC Topic 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC Topic 606 is to recognize revenue to depict the transfer of promised goods or services to the Company’s customers, which primarily consist of employers, health plans, hospitals and health systems, insurance companies, and financial services companies (collectively “Clients”) as well as individual members, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•Identification of the contract, or contracts, with a Client.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Integrated Care Segment

As it relates to the Company’s Integrated Care segment, the Company primarily generates virtual care service revenue from contracts with Clients who purchase access to the THMG Association’s professional provider network or medical experts for their employees, dependents and other beneficiaries. The Company’s Client contracts include a per-member-per-month (“PMPM”), per-employee-per-month (“PEPM”), or per-participant-per-month (“PPPM”) access fee as well as certain contracts that generate revenue based solely on a per-telehealth visit basis for general medical and other specialty visits. Depending on the product, we may generate revenue from clients through a combination of access fees and visit fees, while certain Clients may have access-fee only or visit fee only arrangements.

The Company generates access fees from Clients accessing the THMG Association professional provider network, hosted virtual care platform, and chronic care management platforms. We also generate visit fee revenue for general medical, expert second opinions, virtual therapy, and other specialty visits. Additionally, we generate other revenue associated with virtual care device equipment sales included with its hosted virtual care platform. Visit and other revenues are reported as “Other” revenue in the Company’s consolidated financial statements.

Revenue is also generated from contracts with Clients in hospital and health systems for the sale and rental of equipment consisting of virtual care devices which allow physicians to access the Company’s hosted virtual care platform. These contracts also include multiple performance obligations, and the Company determines the standalone selling prices based on overall pricing objectives. In some arrangements, devices are rented to certain Clients that qualify as either sales-type lease or operating lease arrangements and are subject to lease accounting guidance.

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

The Company’s Client agreements generally have a term of one to three years for the Integrated Care segment, the majority of which have a term of one year. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide virtual care services which occurs when the Company’s Clients and members have access to and obtain control of the virtual care service or platform.

For contracts where revenue is generated on a per-telehealth visit basis, revenues are recognized when the visits are completed as the Company has delivered on its stand ready obligation to provide access. For other revenue, which primarily includes virtual care devices, the Company’s performance obligation is satisfied when the equipment is provided to the Client and revenue is recognized at a point in time upon shipment.

The Company generally bills for virtual care services on a monthly basis, in advance or in arrears depending on the service, with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that Client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and for certain contracts include a variable transaction price as the number of members may vary from period to period. The Company estimates this amount based on historical experience.

The Company’s contracts do not generally contain refund provisions for fees earned related to services performed.

Additionally, certain of the Company’s contracts include Client performance guarantees and pricing adjustments that are based upon minimum member utilization and guarantees by the Company for specific service level performance, member satisfaction scores, cost savings or other value achievements or guarantees, and health outcome guarantees. Performance guarantees are estimated at each reporting period based on the Company’s historical performance or other available information of the underlying criteria or the customer’s specific performance as of that reporting date. Any estimated adjustments to the contract price for achieving or not achieving the performance guarantee are recognized as an adjustment to revenue in the period. Performance obligations related to prior periods for changes in estimated transaction price or Client performance guarantees resulted in an increase of $8.3 million of revenue for the year ended December 31, 2025 and a decrease of $5.9 million and $14.7 million of revenue for the years ended December 31, 2024 and 2023, respectively.

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

BetterHelp Segment

As it relates to the BetterHelp segment, users can purchase virtual therapy services for an access fee, generally on a monthly or weekly basis. In certain states, users can utilize their insurance coverage to pay for virtual therapy services on a per visit basis. For other wellness services, users can purchase access to their consumer application for a subscription fee, generally for a period of one year. BetterHelp also provides virtual therapy services to employers as part of employee assistance programs, with revenues recorded based on completion of visit.

The BetterHelp service provides for member refunds. The Company estimates the expected amount of refunds to be issued based on historical experience, which are recorded as a reduction of revenue. The Company issued refunds of approximately $49.9 million, $84.0 million, and $93.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately)

Cost of revenue (exclusive of depreciation and amortization, which are shown separately) primarily consists of fees paid to the physicians and other health professionals in the THMG Association and the Uplift Association provider networks; product costs; costs incurred in connection with the THMG Association and the Uplift Association provider network operations and data center activities, which include employee-related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) costs related to Client support, and provider network, medical records, magnetic resonance imaging, medical lab tests, translation, postage, medical malpractice insurance, and deferred device costs. Cost of revenue includes costs of technology enabling multiple modes of real-time communication, including via web browser, mobile application, voice/telephony, and text.

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

Technology and development expenses include personnel and related expenses (including salaries and benefits, incentive compensation, and stock-based compensation) for software engineering, information technology infrastructure, security and compliance, product development, and support for the Company’s efforts to add new features and ensure the reliability and scalability of its existing solutions. Technology and development expenses also include outsourced software engineering services, the costs of operating the Company’s on-demand technology infrastructure (whereas costs directly associated with changes in revenue are presented separately in cost of revenues), certain licensed applications, and stock-

based compensation for its technology and development employees. The Company’s technology and development expenses exclude certain allocations of occupancy expense, capitalized software development costs, and depreciation and amortization.

Research and Development Costs

Research and development costs include costs of new product development, costs to add new features or improve reliability or scalability of existing applications, and other software development and engineering costs to the extent that they are not capitalized. The research and development expenses may enable future revenue growth but are not directly related to changes in current revenues. Research and development costs are recorded as a component of technology and development in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

For the years ended December 31, 2025, 2024, and 2023, research and development costs of $88.5 million, $89.1 million, and $124.6 million, respectively, were recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss in technology and development.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposited with financial institutions and highly liquid investments with original maturities of three months or less from the date of purchase. The Company’s cash equivalents primarily consist of investments in money market funds. The combined account balances at one or more institutions typically exceed the Federal Deposit Insurance Corporation insurance coverage or foreign equivalents, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of the insurance coverage.

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

Inventories

Inventories consist of purchased components for assembling welcome kits, refill kits, and replacement components for the Company’s chronic care management solutions, and virtual health devices manufactured for sale or lease as part of the Company’s hosted virtual care platform solution. Inventories are stated at the lower of cost and net realizable value. The cost of inventories is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventory costs include direct materials, direct labor and contracting costs, certain indirect labor and manufacturing overhead, and inbound shipping charges. Inventories are assessed on a periodic basis for potentially obsolete and slow-moving inventory with write-downs being recorded when identified. Write-downs are measured as the difference between cost of the inventory and net realizable value based upon assumptions about future demand and obsolescence, and charged to cost of revenue (exclusive of depreciation and amortization, which are shown separately) in the accompanying consolidated statement of operations. At the point of the loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective asset as follows:

Computer equipment	3 years
Furniture and equipment	5 to 7 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the improvements
Rental equipment	4.3 years

Operating Leases

The Company accounts for its leases under the standards set forth under ASC Topic 842, “Leases”. See Note 12. “Leases” for further information.

Leases of Hosted Virtual Care Platform

The Company rents its hosted virtual care platform for certain Clients under arrangements that qualify primarily as operating lease arrangements. The contracts include equipment consisting of virtual care devices which allow physicians access to the platform and there are multiple performance obligations where the Company determines the standalone selling prices based on overall selling prices and pricing objectives. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers whether: (1) ownership of the virtual care device transfers to the lessee by the end of the term of the lease, (2) the lease grants the lessee an option to purchase the virtual care device that the lessee is reasonably certain to exercise, (3) the lease term is for the major part of the remaining useful life of the virtual care device, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the virtual care device, and (5) it is expected that there will be no alternative use for the virtual care device at the end of the lease term.

The Company generally recognizes revenue for virtual care devices as sales-type leases at a point in time upon shipment by the Client provided all other revenue recognition criteria have been met. For operating lease arrangements, revenue for the virtual care device is recognized over the lease term and generally on a straight-line basis. For both sales-type and operating lease arrangement, revenue associated with virtual care platform access is recognized over the lease term on a straight-line basis.

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

Capitalized Software Development Costs

The Company applies ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, to the accounting for costs of internal-use software where no substantive plan either exists or is being developed to externally market the software. Capitalized software development costs are included in intangible assets and are amortized on a straight-line basis over three to five years. For the Company’s software development costs related to its tools that enable its members and providers to interact, the Company capitalizes internal-use software development costs incurred during the application development stage. Costs related to maintenance activities are expensed as incurred.

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in the Company's market capitalization, as indicated by its publicly quoted share price. As of December 31, 2025, the Company operates as two reporting units under the guidance in ASC 350, “Intangibles- Goodwill and Other,” the Integrated Care reporting unit and the BetterHelp reporting unit.

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

Other Intangible Assets

Other intangible assets include client and other relationships, acquired technology, and trademarks resulting from business acquisitions as well as capitalized software development costs. The Company amortizes these definite-lived intangible assets over their estimated useful lives and review the estimated useful lives on a quarterly basis to determine if the period of economic benefit has changed. Customer relationships are amortized over a period of two to 20 years in relation to expected future cash flows. Acquired technology is amortized over four to seven years using the straight-line method. Capitalized software development costs are amortized over three to five years using the straight-line method.

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

Convertible Senior Notes

The Company's convertible senior notes are fully accounted for and carried as liabilities, net of debt discounts on the Company’s Consolidated Balance Sheets, consistent with ASC Subtopic 470-20, “Debt—Debt with Conversion and Other Options.”

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

Third-party Advertising and Marketing Expenses

Third-party advertising and marketing expenses are expensed as incurred and predominately relate to the BetterHelp segment and, to a lesser extent, communications and campaigns to the Integrated Care segment’s Clients and members. For the years ended December 31, 2025, 2024, and 2023, advertising expenses were $545.7 million, $594.4 million, and $613.9 million, respectively.

Concentrations of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions in the U.S. and in foreign countries, its deposits, at times, may exceed federally insured limits or foreign equivalent. The Company’s cash equivalents are primarily invested in institutional money market funds.
No single Client represented over 10% of consolidated revenue for the years ended December 31, 2025, 2024, or 2023. For the Integrated Care segment, a significant portion of its revenue is derived from large enterprises, mainly health plans. Revenue from the five largest Clients accounted for 31% of total Integrated Care segment revenue for each of the years ended December 31, 2025 and 2024. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included elsewhere in this Annual Report on Form 10-K.

For the BetterHelp segment, there is no significant concentration risk as substantially all revenue is generated from individuals in the direct-to-consumer market.

Seasonality

The Company’s business has historically been subject to seasonality. In the Company’s Integrated Care segment, a concentration of the Company’s new Client contracts have an effective date of January 1 as a result of many Clients’ introduction of new services at the start of each calendar year. Therefore, while membership increases, utilization and enrollment rates are dampened until service delivery ramps up over the course of the year. In addition, as a result of seasonal cold and flu trends, the Company historically has experienced its highest level of visit and other fee revenue during the first and fourth quarters of each year.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” The updates require enhanced disclosures related to an entity’s effective tax rate reconciliation as well as disaggregated information regarding income taxes paid by jurisdiction. ASU 2023-09 applies prospectively to annual periods starting after December 15, 2024, with optional retrospective application. The Company adopted ASU 2023‑09 in the year ended December 31, 2025 retrospectively. The adoption did not have an impact on the Company’s consolidated financial position or results of operations; however, it resulted in additional income tax disclosures, which are included in Note 15. “Income Taxes.”

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which clarifies current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company currently expects that the adoption of this ASU will not have a material effect on its financial statements.

In May 2025, the FASB issued ASU No. 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.” This new standard clarifies the accounting for share-based consideration payable to a customer under Topics 718 and 606. Key changes include expanding the “performance condition” definition, requiring an estimate of forfeitures, and clarifying the measurement guidance. ASU 2025-04 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company currently expects that the adoption of this ASU will not have a material effect on its financial statements.

In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This new standard provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, “Revenue from Contracts with Customers.” The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This new standard provides updated guidance on the capitalization and disclosure of internal-use software costs, including cloud computing arrangements and enhancements to qualitative and quantitative disclosures. The amendments aim to clarify when capitalization should begin and end, and require enhanced disclosures to provide greater transparency about software development spending and amortization patterns. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which intends to improve the navigability of the guidance in ASC 270 and clarify the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from Clients, as well as individual paying users, accessing the THMG Association professional provider network, the Uplift Association professional provider network, and the Company's therapy and other wellness platforms, hosted virtual care platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, virtual therapy, and other specialty visits and is reported as a component of other revenue. Revenue associated with virtual care device equipment sales included with the Company’s hosted virtual care platform is also reported in other revenue.

The following table presents the Company’s revenues disaggregated by revenue source and geography (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue by Type
Access Fees	$2,091,941	$2,215,220	$2,282,521
Other	438,036	354,354	319,894
Total Revenue	$2,529,977	$2,569,574	$2,602,415

Revenue by Geography
U.S. Revenue	$2,071,739	$2,159,959	$2,237,533
International Revenue	458,238	409,615	364,882
Total Revenue	$2,529,977	$2,569,574	$2,602,415

Deferred Revenue

For certain services, payment is required for future periods before the service is delivered to the member. The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services.

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$89,082	$109,282
Balances assumed as part of business acquisitions	890	—
Cash collected	59,846	66,262
Revenue recognized	(78,374)	(86,462)
Ending balance	$71,444	$89,082

The Company expects to recognize revenue of $62.3 million in 2026, $7.0 million in 2027, and $2.1 million in 2028 and thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Deferred device and contract costs, current	$31,820	$33,188
Deferred device and contract costs, non-current	14,129	17,057
Total deferred device and contract costs	$45,949	$50,245

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2024	$50,245
Additions	39,484
Cost of revenue recognized	(43,780)
Ending balance as of December 31, 2025	$45,949

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Raw materials and purchased parts	$13,783	$14,459
Work in process	502	600
Finished goods	23,918	23,079
Total inventories	$38,203	$38,138

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Prepaid expenses	$64,291	$67,471
Deferred device and contract costs, current	31,820	33,188
Other receivables	8,834	9,809
Other current assets	2,071	2,828
Total prepaid expenses and other current assets	$107,016	$113,296

Note 6. Acquisitions

Business Combinations

On February 28, 2025, Teladoc Health acquired full ownership of Catapult Health, LLC (“Catapult Health”). Including the final closing adjustments, the Company paid $65.3 million, which is net of $0.1 million of cash acquired. Additionally, the Company accrued $3.8 million for contingent consideration, which reflected the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified targets. The acquisition of Catapult Health was accounted for as a business combination. Catapult Health is included as a component of the Company’s Integrated Care reporting segment.

The purchase price allocations for the Catapult Health acquisition include $12.7 million for identifiable intangible assets and $59.1 million for goodwill. As of December 31, 2025 the Company has concluded $9.4 million of the intangible and $43.2 million of the goodwill are tax deductible.

Concurrent with the closing of the acquisition of Catapult Health in the three months ended March 31, 2025, the Company recorded a full impairment of the $59.1 million of acquired goodwill because the Integrated Care reporting unit’s fair value at the time of acquisition was less than its carrying value. See Note 7. “Goodwill” for further information.

On August 8, 2025, Teladoc Health acquired full ownership of Telecare Australia Pty Ltd (“Telecare”). Including closing adjustments, the Company paid $16.6 million, which is net of $1.1 million of cash acquired. The acquisition of Telecare was accounted for as a business combination. Telecare is included as a component of the Company’s Integrated Care reporting segment.

The purchase price allocations for the Telecare acquisition include $6.3 million for identifiable intangible assets and $12.6 million for goodwill. None of the goodwill is deductible for tax purposes.

Concurrent with the closing of the acquisition of Telecare in the three months ended September 30,2025, the Company recorded a full impairment of the $12.6 million of acquired goodwill because the Integrated Care reporting unit’s fair value at the time of acquisition was less than its carrying value. See Note 7. “Goodwill” for further information.

Asset Acquisition

On April 30, 2025, Teladoc Health acquired Uplift Health Technologies, Inc. (“Uplift”) by paying $29.6 million in cash. The Company subsequently accrued an additional $12.7 million that it expects it will pay during the year ending December 31, 2026 based on the achievement of certain specified targets. This transaction was accounted for as an asset acquisition since the acquired intangible asset, disclosed in client and other relationships, represented substantially all of the gross assets acquired. All revenue and expense recognized following the acquisition date related to Uplift are included as a component of the Company's BetterHelp reporting segment.

Other Investments

In the three months ended March 31, 2025, Teladoc Health paid $27.0 million to acquire shares of common and preferred stock in a private company. In addition, the Company received warrants subject to certain vesting conditions that would allow for the purchase of additional preferred stock of the private company. This investment is included in “Other assets” in the Company's Condensed Consolidated Balance Sheet as of December 31, 2025.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of December 31, 2022 and 2023	$—	$1,073,190	$1,073,190
Impairments	—	(790,000)	(790,000)
Balance as of December 31, 2024	—	283,190	283,190
Additions associated with business combinations	71,763	—	71,763
Impairments	(71,763)	—	(71,763)
Balance as of December 31, 2025	$—	$283,190	$283,190

Goodwill as of December 31, 2025 is net of accumulated impairment charges of $14.3 billion, of which $12.3 billion was recognized prior to the Company reorganizing its reporting structure to include two reportable segments, $1.2 billion was recognized on the goodwill assigned to the Integrated Care segment, and $0.8 billion was recognized on the goodwill assigned to the BetterHelp segment.

As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization as well as changes in the operating results of the BetterHelp reporting unit, the Company conducted an interim test of its goodwill, definite-lived intangibles, and other long-lived assets at June 30, 2024. Following this test, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but recorded a $790.0 million non-deductible, non-cash goodwill impairment charge in the year ended December 31, 2024.

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

Concurrent with the closing of its acquisitions of Telecare and Catapult Health, the Company performed goodwill impairment tests on its Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value. As a result, the Company recognized immediate impairments of $12.6 million and $59.1 million of goodwill associated with the Telecare and Catapult Health acquisitions in the three months ended September 30, and March 31, 2025, respectively, reflecting a total of $71.8 million in 2025.

At October 1, 2025, the Company performed its annual test of goodwill impairment using a discounted cash flow method under the income approach similar to previous impairment tests described above. The Company determined that the BetterHelp reporting unit’s fair value exceeded its carrying value, while the Integrated Care reporting unit’s fair value approximated its carrying value. Since the BetterHelp reporting unit's fair value exceeded its carrying value and the Integrated Care reporting unit carried no goodwill at October 1, 2025, no impairment was recorded. If the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, the future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

In the period following December 31, 2025, there has been a decline in the Company’s market capitalization, based upon its publicly quoted share price, below its carrying or book value. If this decline in the share price is sustained, it could require further testing of goodwill in its next reporting period, which may result in an impairment. Absent changes to projected cash flows, the Company would reassess the discount rate to reflect the market’s perception of risks to achieving its projected cash flows and other economic factors. Those factors alone, or in combination with other factors, could cause the carrying value to exceed the fair value, resulting in impairment.

Note 8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Computer equipment	$48,519	$42,868
Furniture and equipment	17,636	16,143
Leasehold improvements	28,923	25,332
Rental equipment	15,909	15,897
Construction in progress	1,211	603
Total	112,198	100,843
Accumulated depreciation	(85,226)	(71,356)
Property and equipment, net	$26,972	$29,487

Note 9. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (dollars in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
December 31, 2025
Client and other relationships	2 to 20 years	$1,525,815	$(602,572)	$923,243	10.3
Trademarks	2 to 15 years	272,269	(226,370)	45,899	1.3
Capitalized software development costs	3 to 5 years	665,631	(416,448)	249,183	2.0
Acquired technology	4 to 7 years	331,973	(253,211)	78,762	1.8
Intangible assets, net		$2,795,688	$(1,498,601)	$1,297,087	7.9
December 31, 2024
Client relationships	2 to 20 years	$1,453,811	$(490,426)	$963,385	11.6
Trademarks	2 to 15 years	324,229	(263,671)	60,558	5.8
Capitalized software development costs	3 to 5 years	575,106	(293,588)	281,518	2.1
Acquired technology	4 to 7 years	341,563	(215,664)	125,899	2.8
Intangible assets, net		$2,694,709	$(1,263,349)	$1,431,360	8.7

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of acquired intangibles	$183,147	$230,328	$242,976
Amortization of capitalized software development costs	167,617	133,037	82,957
Amortization of intangible assets	$350,764	$363,365	$325,933
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

During the three months ended December 31, 2025, the Company initiated a strategy to transition the remainder of its chronic condition management Clients and members to the Teladoc Health brand by December 31, 2026. In connection with the brand strategy, the Company has decreased the remaining useful life of the related trademarks asset, which increased amortization expense for the year ended December 31, 2025 by $7.7 million, or $0.04 per share, and will increase amortization expense for the year ending December 31, 2026 by $30.7 million.

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of December 31, 2025 was as follows (in thousands):

Years Ending December 31,
2026	$347,492
2027	234,213
2028	138,681
2029	103,737
2030 and thereafter	472,964
$1,297,087
Refer to Note 7. “Goodwill” for the results of impairment testing of the Company’s intangible assets, including goodwill.

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems, are recorded in “Other assets” within the Company's Consolidated Balance Sheets. As of December 31, 2025 and 2024, those costs were $45.4 million and $44.8 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $8.4 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Franchise, sales and other taxes	$47,928	$28,112
Marketing and advertising	26,707	44,057
Client performance guarantees and accrued rebates	19,734	36,865
Contingent consideration related to acquisitions	15,523	—
Consulting fees/provider fees	13,790	18,974
Information technology	12,174	10,147
Operating lease liabilities—current	11,037	10,337
Professional fees	9,868	9,358
Insurance	7,719	7,653
Staff augmentation	5,301	2,708
Lease abandonment obligation—current	4,443	5,036
Interest payable	1,042	1,483
Other	22,942	27,427
Total	$198,208	$202,157

Note 11. Debt

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

On the May 15, 2025 maturity date, the Company paid $0.6 million to settle the outstanding principal amount of the 2025 Notes and, on the June 1, 2025 maturity date, paid $550.0 million to settle the outstanding principal amount of the Livongo Notes. As of December 31, 2025, only the 2027 Notes remained outstanding.

The following table presents certain terms of the 2027 Notes that were outstanding as of December 31, 2025:

2027 Notes
Principal Amount Outstanding as of December 31, 2025 (in thousands)	$1,000,000
Interest Rate Per Year	1.25%
Fair Value as of December 31, 2025 (in thousands) (1)	$950,000
Fair Value as of December 31, 2024 (in thousands) (1)	$875,000
Maturity Date	June 1, 2027
Optional Redemption Date	June 5, 2024
Conversion Date	December 1, 2026
Conversion Rate Per $1,000 Principal Amount as of December 31, 2025	4.1258
Remaining Contractual Life as of December 31, 2025	1.4 years
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

The Company accounts for the 2027 Notes at amortized cost within the liability section of its Consolidated Balance Sheets. The Company has reserved an aggregate of 4.1 million shares of common stock for the 2027 Notes.

The net carrying values of the indicated notes consisted of the following (in thousands):

	As of
	December 31,	December 31,
2025 Notes	2025	2024
Principal	$—	$725
Less: Debt discount (1)	—	(2)
Net carrying amount	—	723

Livongo Notes
Principal	—	550,000
Less: Debt discount (1)	—	—
Net carrying amount	—	550,000

2027 Notes
Principal	1,000,000	1,000,000
Less: Debt discount (1)	(5,075)	(8,582)
Net carrying amount	994,925	991,418

Total net carrying amount	$994,925	$1,542,141

Convertible senior notes, net—current	$—	$550,723
Convertible senior notes, net—non-current	994,925	991,418
Total net carrying amount	$994,925	$1,542,141
(1)Included in the accompanying Consolidated Balance Sheets within Convertible senior notes, net—current and Convertible senior notes, net—non-current and amortized to interest expense over the expected life of the notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the indicated notes (in thousands):

	Year Ended December 31,
2025 Notes	2025	2024	2023
Contractual interest expense	$3	$10	$10
Amortization of debt discount	1	3	3
Total	$4	$13	$13
Effective interest rate	1.8%	1.8%	1.8%

	Year Ended December 31,
Livongo Notes	2025	2024	2023
Contractual interest expense	$2,005	$4,813	$4,813
Amortization of debt discount	—	—	—
Total	$2,005	$4,813	$4,813
Effective interest rate	0.9%	0.9%	0.9%

	Year Ended December 31,
2027 Notes	2025	2024	2023
Contractual interest expense	$12,465	$12,500	$12,500
Amortization of debt discount	3,507	3,451	3,396
Total	$15,972	$15,951	$15,896
Effective interest rate	1.6%	1.6%	1.6%

Revolving Credit Facility

On July 17, 2025 (the “Effective Date”), the Company entered into a credit agreement (the “Credit Agreement”) that provides for a five-year, $300.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

Interest rates under the Revolving Credit Facility are variable and are equal to the euro interbank offered rate, the Sterling Overnight Index Average Reference Rate, the Secured Overnight Financing Rate (“Adjusted Term SOFR”) or the Canadian Overnight Repo Rate Average, in each case, plus a margin of 2.75% to 3.25% per annum based on the Company’s secured net leverage ratio, or, at the Company’s option, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the administrative agent of the Revolving Credit Facility (the “Administrative Agent”) as its “base rate” and (c) the one-month Adjusted Term SOFR plus 1.00%, plus a margin of 1.75% to 2.25% per annum based on the Company’s secured net leverage ratio.

The Company will pay customary agency fees and a commitment fee based on the daily unused portion of the Revolving Credit Facility at a rate of 0.50% per annum. The Revolving Credit Facility is not subject to amortization and will mature on the fifth anniversary of the Effective Date.

In connection with the closing of the Credit Agreement, the Company paid $4.1 million in fees that are being amortized over the life of the Credit Agreement. At December 31, 2025, $3.7 million of the fees remain unamortized and are being carried as an asset.

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

Compliance with Debt Covenants

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a maximum secured net leverage ratio of 3.5:1, subject to a 4.0:1 covenant holiday following certain permitted acquisitions or permitted collaborations, and a minimum consolidated interest coverage ratio of 3.0:1. As of December 31, 2025, the Company was in compliance with these covenants.

As of December 31, 2025, the Company had approximately $3.4 million of outstanding letters of credit under the Revolving Credit Facility, leaving approximately $296.6 million available for borrowing, from which the Company had not drawn.

Note 12. Leases

Operating Leases

Teladoc Health has operating leases for facilities, hosting co-location facilities, and certain equipment under non-cancelable leases in the U.S. and various international locations. The leases have remaining lease terms of less than one to ten years, with options to extend the lease term from one to five years. At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the terms covering the right to use property, plant, or equipment for a stated period of time. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date to determine the present value of lease payments. The Company separately allocates the lease (e.g., fixed lease payments for right-to-use land, building, etc.) and non-lease components (e.g., common area maintenance) for its leases.

The components of lease expense reflected in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
Lease cost	2025	2024	2023
Operating lease cost	$13,308	$13,259	$15,458
Short-term lease cost	108	—	—
Total lease cost	$13,416	$13,259	$15,458

In determining the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Supplemental information related to operating leases was as follows (dollars in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows	2025	2024	2023
Operating cash flows used for operating leases	$13,472	$13,957	$16,265
Operating lease liabilities arising from obtaining right-of-use assets	$11,242	$2,108	$14,437

Other Information
Weighted-average remaining lease term (in years)	5.44	4.98	5.54
Weighted-average discount rate	6.19%	6.37%	6.33%

The Company leases office space under non-cancelable operating leases in the U.S. and various international locations. The future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of
December 31,
Operating Leases:	2025
2026	$13,304
2027	10,097
2028	7,956
2029	6,435
2030	6,163
2031 and thereafter	9,572
Total future minimum payments	53,527
Less: imputed interest	(8,286)
Present value of lease liabilities	$45,241

Accrued expenses and other current liabilities	$11,037
Operating lease liabilities, net of current portion	$34,204

The Company rents certain virtual care platforms to selected qualified customers under arrangements that qualify as either sales-type lease or operating lease arrangements. Leases have terms that generally range from two to five years.

The Company recorded certain restructuring costs related to lease impairments and the related charges due to the abandonment and/or exit of excess leased office space. However, the lease liabilities related to these spaces remain an outstanding obligation of the Company as of December 31, 2025. See Note 13. “Restructuring” for further information.

Note 13. Restructuring

The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, “Exit or Disposal Cost Obligations” and ASC Section 360-10-35, “Property, Plant and Equipment-Subsequent Measurement.” The costs are recorded to the “Restructuring costs” line item within the Company's Consolidated Statements of Operations and Comprehensive Loss as they are recognized.

The Company recorded $18.8 million of restructuring costs during the year ended December 31, 2025, of which $12.7 million was related to employee transition, severance, employee benefits, and related costs and $6.1 million was related to costs associated with office space reductions, including $4.8 million of right-of-use asset impairment charges. The Company recorded $20.4 million of restructuring costs during the year ended December 31, 2024, of which $11.2 million was related to employee transition, severance, employee benefits, and related costs and $6.3 million was related to costs associated with office space reductions, including $3.9 million of right-of-use asset impairment charges.

Subsequent to December 31, 2025 and as a result of its review of the business to drive further efficiency, better align resources, and improve profitability, the Company expects to incur pre-tax restructuring costs under its plan in the range of $15.0 million to $20.0 million for the year ending December 31, 2026, of which approximately $9.0 million to $11.0 million is expected to be incurred in the three months ending March 31, 2026. The charges will primarily relate to employee transition, severance, employee benefits, and other costs, including costs associated with office space reductions.

The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item “Accrued expenses and other current liabilities” in the Company's Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item “Accrued compensation” and the lease termination and other related portion included in the line item “Accrued expenses and other current liabilities” in the Company's Consolidated Balance Sheets as of December 31, 2025 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Other (1)	Total
Accrued Balance, December 31, 2023	$—	$3,800	$—	$3,800
Additions	11,156	2,361	2,857	16,374
Cash payments	(10,004)	(1,125)	(2,857)	(13,986)
Accrued Balance, December 31, 2024	$1,152	$5,036	$—	$6,188
Additions	12,718	1,230	12	13,960
Cash payments	(11,549)	(1,823)	(12)	(13,384)
Accrued Balance, December 31, 2025	$2,321	$4,443	$—	$6,764
(1)Reflects amounts associated with other restructuring related costs.

Note 14. Common Stock and Stockholders’ Equity

Stock Plans

The Company’s 2023 Incentive Award Plan and 2023 Employment Inducement Incentive Award Plan (collectively, the “2023 Plans”) provide for the issuance of incentive and non-statutory options and other equity-based awards to its employees and non-employee service providers. Previously, the Company’s 2015 Incentive Award Plan, 2017 Employment Inducement Incentive Award Plan and Livongo Acquisition Incentive Award Plan (together with the 2023 Plans, collectively, the “Plans”) also provided for the issuance of such awards. Under the 2023 Plans, there were 22,380,000 shares approved for issuance, of which 17,608,785 shares remain available for grant at December 31, 2025.

All stock-based awards to employees are measured based on the grant-date fair value and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally a four-year vesting period for each stock option and a three-year vesting period for each RSU).

Stock Options

Options issued under the Plans are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.

Stock option activity under the Plans was as follows (in thousands, except share, per share amounts, and years):

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	2,402,529	$28.56	3.90	$346
Stock option grants	—	$—	N/A
Stock options exercised	(11,575)	$7.31	N/A	$24
Stock options forfeited	(803,881)	$30.34	N/A
Balance at December 31, 2025	1,587,073	$27.82	3.40	$160
Vested or expected to vest at December 31, 2025	1,587,073	$27.82	3.40	$160
Exercisable at December 31, 2025	1,472,501	$28.35	3.07	$160

No options were granted during the year ended December 31, 2025. The total grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $0.4 million and $3.2 million, respectively.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2025	2024	2023
Volatility	N/A	67.86% - 67.94%	65.60% - 68.20%
Expected term (in years)	N/A	4.3	4.3
Risk-free interest rate	N/A	3.85% - 3.90%	3.68%-4.67%
Dividend yield	N/A	0%	0%
Weighted-average fair value of underlying stock options	N/A	$11.55	$11.45

Restricted Stock Units

The fair value of RSUs is determined on the date of grant. The Company records compensation expense in the Consolidated Statement of Operations on a straight-line basis over the vesting period for RSUs. The vesting period for employees and members of the board of directors ranges from one to three years.

RSU activity under the Plans was as follows:

	RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance at December 31, 2024	7,298,676	$19.72
Granted	6,571,414	$9.23
Vested and issued	(4,307,312)	$21.42
Forfeited	(1,771,863)	$13.91
Balance at December 31, 2025	7,790,915	$11.20
Vested and unissued at December 31, 2025	142,488	$25.14
Non-vested at December 31, 2025	7,648,427	$10.90

The total grant-date fair value of RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $60.7 million, $79.7 million and $196.4 million, respectively. The total intrinsic value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $35.7 million, $69.1 million and $74.1 million, respectively.

Performance Stock Units

Stock-based compensation costs associated with PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are granted (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement generally ranging from one to three years. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of PSUs that vest is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and generally range from 0% to 200% of the initial grant. Stock compensation expense for PSUs is recognized on an accelerated tranche by tranche basis for performance-based awards.

PSU activity under the Plans was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per PSU
Balance at December 31, 2024	2,084,339	$19.05
Granted	2,467,559	$9.93
Vested and issued	(53,974)	$26.73
Forfeited	(599,422)	$12.34
Performance adjustment (1)	(797,040)
Balance at December 31, 2025 (2)	3,101,462	$10.80
Vested and unissued at December 31, 2025	—	$—
Non-vested at December 31, 2025	3,101,462	$10.80
(1)Based on the Company's 2024 results, no PSUs were earned.
(2)The number of units outstanding reflects shares at target payout.

The total grant-date fair value of PSUs granted during the years ended December 31, 2025, 2024, and 2023 was $24.5 million, $28.5 million, and $34.9 million, respectively. The total intrinsic value of PSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $3.8 million and $3.0 million, respectively.

Employee Stock Purchase Plan

In July 2015, the Company adopted the 2015 ESPP in connection with its initial public offering. A total of 4,113,343 shares of common stock have been reserved for issuance under this plan as of December 31, 2025. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

During 2025, 2024, and 2023 the Company issued 537,709 shares, 591,690 shares, and 592,308 shares, respectively, under the ESPP. As of December 31, 2025, 1,671,382 shares remained available for issuance.

The following table reflects stock-based compensation expense by award type for the indicated periods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Options	$2,320	$6,929	$9,366
RSUs	73,297	134,678	181,023
PSUs	3,516	2,181	7,128
Employee stock purchase plan	1,281	2,163	4,033
Total stock-based compensation expense	$80,414	$145,951	$201,550

Total compensation costs for stock-based awards were recorded as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$2,082	$4,782	$5,478
Advertising and marketing	4,894	12,575	15,300
Sales	13,817	24,807	35,448
Technology and development	17,477	34,855	58,336
General and administrative	42,144	68,932	86,988
Total stock-based compensation expense	80,414	145,951	201,550
Capitalized stock-based compensation	7,549	12,723	19,439
Total stock-based compensation	$87,963	$158,674	$220,989

As of December 31, 2025, the Company had unrecognized compensation cost related to outstanding stock-based award as follows (dollars in thousands):

Award Type	Unearned Compensation	Weighted Average Remaining Life (Years)
Options	$1,263	1.7
RSUs	$63,521	1.7
PSUs	$7,434	2.0

Note 15. Income Taxes

For financial reporting purposes, loss before provision for income taxes for the years ended December 31, 2025, 2024, and 2023 included the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(232,317)	$(989,958)	$(192,665)
International	(3,213)	(3,695)	(26,943)
Total	$(235,530)	$(993,653)	$(219,608)

The provision for income taxes was comprised of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current federal	$(546)	$1,344	$—
Current state	218	3,892	1,439
Current foreign	6,527	3,501	1,225
Total current	6,199	8,737	2,664

Deferred federal	(34,178)	210	(3,946)
Deferred state	(4,750)	(784)	5,388
Deferred foreign	(2,479)	(571)	(3,346)
Total deferred	(41,407)	(1,145)	(1,904)
Provision for income taxes	$(35,208)	$7,592	$760

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (dollar amounts in thousands):

	Year Ended December 31,
	2025		2024		2023
Expense/(Benefit)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory rate	$(49,461)	21.0%	$(208,667)	21.0%	$(46,118)	21.0%
State and local income taxes, net of federal income tax effect (1)	(3,687)	1.6	(2,251)	0.2	7,459	(3.4)
Foreign tax effects
Canada
Valuation allowances	3,868	(1.6)	1,900	(0.2)	3,117	(1.4)
Other	(1,900)	0.8	200	0.0	50	0.0
Australia
Goodwill impairment	2,651	(1.1)	—	0.0	—	0.0
Other	12	0.0	(400)	0.0	23	0.0
Other foreign jurisdictions
Other	63	0.0	1,949	(0.3)	371	(0.1)
Tax credits
Research & development tax credits	(7,354)	3.1	—	0.0	—	0.0
Foreign tax credits	873	(0.4)	1,136	(0.1)	1,439	(0.7)
Changes in valuation allowances	20,873	(8.9)	(5,095)	0.5	2,020	(0.9)
Nontaxable or nondeductible items
Goodwill impairment	3,348	(1.4)	165,900	(16.7)	—	0.0
Stock compensation	14,072	(6.0)	43,153	(4.3)	35,166	(16.0)
Other	1,490	(0.6)	422	0.0	(1,593)	0.7
Changes in unrecognized tax benefits	(20,056)	8.5	9,345	(0.9)	(1,174)	0.5
Effective tax rate	$(35,208)	15.0%	$7,592	(0.8)%	$760	(0.3)%
(1)State taxes in Texas, California, Illinois, and Pennsylvania made up greater than 50 percent of the tax effect in state and local taxes.

The Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$541,845	$541,791
Accrued expenses and compensation	8,984	5,308
Stock-based compensation	13,391	16,747
Foreign tax credits and alternative minimum tax credits	—	873
Research and development credits	29,271	—
Depreciation of property and equipment	1,615	2,144
Operating lease assets	10,419	10,065
Deferred revenue	3,272	3,941
Capitalized research and development	60,588	65,382
Goodwill	9,674	—
Other	16,861	17,286
Deferred tax assets	695,920	663,537
Valuation allowance	(453,423)	(416,701)
Net deferred tax assets	242,497	246,836

Deferred tax liabilities:
Operating lease assets	(4,878)	(5,068)
Intangible assets	(256,485)	(284,774)
Other	(10,079)	(6,845)
Deferred tax liabilities	(271,442)	(296,687)
Net deferred tax liabilities	$(28,945)	$(49,851)

As of December 31, 2025, the Company had approximately $2,128.2 million of federal net operating loss (“NOL”) carryforwards, $1,155.2 million of state NOL carryforwards, and $99.2 million of foreign NOL carryforwards. The federal NOL carryforwards of $2,128.2 million generated after December 31, 2017 will carry forward indefinitely. A portion of the state and foreign NOL carryforwards will begin to expire in 2026. As of December 31, 2025, the Company had no foreign tax credits. As of December 31, 2025, the Company had $29.3 million federal and state research and development credits.

As of December 31, 2025, the Company had a valuation allowance of approximately $453.4 million against a portion of the U.S. and certain foreign deferred tax assets, for which realization cannot be considered more likely than not at this time. The valuation allowance increased by $36.7 million from December 31, 2024 due to a reduction of sources of future taxable income related to decreasing deferred tax liabilities.

The cash paid for income taxes, net of refunds, was comprised of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$1,200	$600	$—
State	3,237	4,390	5,841
Foreign	4,308	3,956	1,397
Total	$8,745	$8,946	$7,238

State income taxes paid, net of refunds, that were greater than 5% of total income taxes paid
Texas	$868	$—	$1,500
Illinois	$280	$700	$1,060
Pennsylvania	$282	$563	$1,330
California	$509	$909	$—

Foreign income taxes paid, net of refunds, that were greater than 5% of total income taxes paid
Canada	$804	$1,098	$967
Spain	$2,293	$467	$—
Portugal	$—	$453	$—
United Kingdom	$953	$1,447	$—

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the period	$191,308	$171,566	$143,798
Unrecognized tax benefits assumed in a business combination	—	—	—
Additions based on current year tax positions	20,050	8,725	6,677
(Reductions) additions based on prior year tax positions	(6,423)	11,017	21,091
Statute of limitations expirations	—	—	—
Releases	(21,086)	—	—
Balance at end of the period	$183,849	$191,308	$171,566

The amount of unrecognized tax benefits as of December 31, 2025 that, if recognized, would reduce tax expense was approximately $183.8 million.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the U.S. and other countries, where applicable. The Company is open under the U.S. federal statute from 2021 to the present, although earlier years may be examined to the extent that loss carryforwards are used in open audit periods. The Company is currently not under audit by the IRS or in any foreign tax jurisdictions. One state is currently under audit in the United States. There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company's consolidated financial statements. The Company further believes that it has made adequate provision for all income tax uncertainties.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant federal tax changes, including the restoration of immediate expensing for domestic research and experimental (“R&E”) expenditures under new Section 174A beginning with tax years starting January 1, 2025. This change eliminates the prior requirement to amortize domestic R&E costs over five years for post‑2021 expenditures and allows companies to deduct qualifying U.S.‑based R&D expenses in the year incurred. The Company has evaluated the impacts of OBBBA, including the reinstated immediate deduction for domestic R&D activities and related implementation considerations. Based on the Company’s current operations, projected R&D spending profile, and the transitional mechanics affecting 2022–2024 R&D balances described in the legislation, the Company does not expect these provisions to have a material impact on its consolidated financial statements. The Company will continue to monitor future guidance and any state-level conformity developments, but no material effects are anticipated at this time.

During 2021, the Organization for Economic Co-operation and Development announced an agreed framework for “Pillar Two” and released detailed model rules for a global minimum corporate tax rate of fifteen percent (15%) which requires multilateral agreement(s) and/or country-specific legislative action to be effective. A few jurisdictions have implemented legislation with effective dates spanning from 2024 through 2026. The Company will continue to monitor further legislation by individual countries and is currently evaluating the potential impact of Pillar Two to its business in future periods. However, the Company is not likely to have any material Pillar Two liability.

Note 16. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. As of December 31, 2025, the Company had 1.6 million outstanding stock options, 7.8 million outstanding RSUs, and 3.1 million outstanding PSUs.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(200,322)	$(1,001,245)	$(220,368)
Weighted-average shares used to compute basic and diluted net loss per share	176,221,530	170,564,088	164,578,219
Net loss per share, basic and diluted	$(1.14)	$(5.87)	$(1.34)

Note 17. 401(k) Plan

The Company has 401(k) plans that qualify as deferred compensation arrangements under Internal Revenue Code Section 401. In general, all U.S. employees over the age of 21 are eligible to participate, with the Company contributing up to 100% of eligible employee’s elective deferral and up to 4% of $0.4 million of eligible earnings. The Company made matching contributions to participants’ accounts totaling $13.9 million, $14.7 million, and $13.4 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Note 18. Commitments and Contingencies

Commitments

The Company has contractual obligations to make future payments related to its outstanding convertible senior notes, which are presented in Note 11. “Debt” and its long-term operating leases, which are presented in Note 12. “Leases.”

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

On May 17, 2024, a purported securities class action complaint (Stary v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period November 2, 2022 through February 20, 2024. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s advertising spend on BetterHelp. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On July 15, 2024, a duplicative purported securities class action complaint (Waits v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Waits were substantially similar to those in Stary, and the Stary and Waits actions were consolidated. On December 10, 2024, the District Court appointed co-lead plaintiffs, and, on February 24, 2025 the lead plaintiffs filed an amended complaint that asserts Exchange Act claims for a putative class of shareholders who purchased or acquired stock between July 26, 2023 and February 20, 2024. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuits vigorously, including through the filing of a motion to dismiss the complaint on June 20, 2025.

On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On October 4, 2024 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On October 1, 2024, a duplicative verified stockholder derivative complaint (Brigman, et al. v. Daniel, et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Brigman are substantially similar to those in Roy, and also alleges insider trading violations and misappropriation of information against certain defendants. On April 7, 2025 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. The named directors and officers have not yet responded to the complaints.

Note 19. Segments

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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Year Ended December 31, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$1,579,610	$950,367	$2,529,977
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	516,326	253,185
Advertising and marketing, exclusive of stock-based compensation (1)	130,023	518,455
Other segment expenses (2)	694,039	136,854
Adjusted EBITDA	$239,222	$41,873	281,095
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			80,414
Goodwill impairments			71,763
Acquisition, integration, and transformation costs			9,010
Restructuring costs			18,785
Amortization of intangible assets			350,764
Depreciation of property and equipment			13,314
Other expense (income), net			(10,369)
Interest expense			19,714
Interest income			(36,770)
Loss before provision for income taxes			(235,530)
Provision for income taxes			(35,208)
Net loss			$(200,322)

Year Ended December 31, 2024	Integrated Care	BetterHelp	Consolidated
Revenue	$1,528,870	$1,040,704	$2,569,574
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	474,955	271,533
Advertising and marketing, exclusive of stock-based compensation (1)	134,453	558,759
Other segment expenses (2)	686,560	132,603
Adjusted EBITDA	$232,902	$77,809	310,711
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			145,951
Goodwill impairments			790,000
Acquisition, integration, and transformation costs			1,743
Restructuring costs			20,355
Amortization of intangible assets			363,365
Depreciation of property and equipment			10,183
Other expense (income), net			6,035
Interest expense			23,803
Interest income			(57,071)
Loss before provision for income taxes			(993,653)
Provision for income taxes			7,592
Net loss			$(1,001,245)

Year Ended December 31, 2023	Integrated Care	BetterHelp	Consolidated
Revenue	$1,468,794	$1,133,621	$2,602,415
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	440,996	313,572
Advertising and marketing, exclusive of stock-based compensation (1)	131,738	541,815
Other segment expenses (2)	704,189	141,985
Adjusted EBITDA	$191,871	$136,249	328,120
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			201,550
Goodwill impairments			—
Acquisition, integration, and transformation costs			21,110
Restructuring costs			16,942
Amortization of intangible assets			325,933
Depreciation of property and equipment			11,138
Other expense (income), net			(4,445)
Interest expense			22,282
Interest income			(46,782)
Loss before provision for income taxes			(219,608)
Provision for income taxes			760
Net loss			$(220,368)
(1)The significant segment expense categories and amounts align with the information that is regularly provided to the CODM.
(2)Other segment expenses for the corresponding reportable segment includes sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of
	December 31,	December 31,
	2025	2024
United States	$22,796	$25,686
International	4,176	3,801
Total long-lived assets	$26,972	$29,487