Form 10-Q
period 2026-03-31
Teladoc Health, Inc.
filed 2026-04-30
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2026, the Registrant had 180,513,087 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$750,738	$781,084
Accounts receivable, net of allowance for doubtful accounts of $3,016 and $4,033 at March 31, 2026 and December 31, 2025, respectively	213,627	192,826
Inventories	31,557	38,203
Prepaid expenses and other current assets	136,417	107,016
Total current assets	1,132,339	1,119,129
Property and equipment, net	26,278	26,972
Goodwill	283,190	283,190
Intangible assets, net	1,235,185	1,297,087
Operating lease—right-of-use assets	24,233	26,119
Other assets	106,036	105,803
Total assets	$2,807,261	$2,858,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,196	$47,967
Accrued expenses and other current liabilities	233,292	198,208
Accrued compensation	60,668	96,258
Deferred revenue, current	65,714	62,305
Total current liabilities	404,870	404,738
Operating lease liabilities, net of current portion	31,738	34,204
Deferred revenue, net of current portion	10,365	9,139
Deferred taxes, net	27,610	28,945
Convertible senior notes, net	995,811	994,925
Other liabilities	551	643
Total liabilities	1,470,945	1,472,594
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 180,431,102 shares and 178,315,400 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	180	178
Additional paid-in capital	17,865,617	17,850,478
Accumulated deficit	(16,494,059)	(16,430,222)
Accumulated other comprehensive loss	(35,422)	(34,728)
Total stockholders’ equity	1,336,316	1,385,706
Total liabilities and stockholders’ equity	$2,807,261	$2,858,300

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$613,845	$629,369
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	197,526	196,829
Advertising and marketing	151,527	168,185
Sales	51,276	48,693
Technology and development	67,865	69,958
General and administrative	102,093	112,774
Goodwill impairment	—	59,138
Acquisition, integration, and transformation costs	1,064	2,188
Restructuring costs	11,975	4,347
Amortization of intangible assets	89,826	84,304
Depreciation of property and equipment	2,461	3,564
Total costs and expenses	675,613	749,980
Loss from operations	(61,768)	(120,611)
Interest income	(6,490)	(12,674)
Interest expense	5,368	5,765
Other expense (income), net	196	(2,435)
Loss before provision for income taxes	(60,842)	(111,267)
Provision for income taxes	2,995	(18,255)
Net loss	(63,837)	(93,012)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(694)	1,143
Comprehensive loss	$(64,531)	$(91,869)

Net loss per share, basic and diluted	$(0.36)	$(0.53)

Weighted-average shares used to compute basic and diluted net loss per share	179,122,268	174,154,128
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	178,315,400	$178	$17,850,478	$(16,430,222)	$(34,728)	$1,385,706
Issuance of common stock upon vesting of restricted stock units	2,115,702	2	(2)	—	—	—
Stock-based compensation	—	—	15,141	—	—	15,141
Other comprehensive loss, net of tax	—	—	—	—	(694)	(694)
Net loss	—	—	—	(63,837)	—	(63,837)
Balances as of March 31, 2026	180,431,102	$180	$17,865,617	$(16,494,059)	$(35,422)	$1,336,316

Balances as of December 31, 2024	173,405,016	$173	$17,759,194	$(16,229,900)	$(38,388)	$1,491,079
Exercise of stock options	10,607	—	80	—	—	80
Issuance of common stock upon vesting of restricted stock units	1,924,702	2	(2)	—	—	—
Stock-based compensation	—	—	27,740	—	—	27,740
Other comprehensive income, net of tax	—	—	—	—	1,143	1,143
Net loss	—	—	—	(93,012)	—	(93,012)
Balances as of March 31, 2025	175,340,325	$175	$17,787,012	$(16,322,912)	$(37,245)	$1,427,030

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(63,837)	$(93,012)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	—	59,138
Amortization of intangible assets	89,826	84,304
Stock-based compensation	14,611	25,163
Depreciation of property and equipment	2,461	3,564
Amortization of right-of-use assets	1,898	2,305
Provision for allowances for doubtful accounts	(79)	59
Deferred income taxes	(1,060)	(26,865)
Other, net	1,329	1,753
Changes in operating assets and liabilities:
Accounts receivable	(20,996)	(15,270)
Prepaid expenses and other current assets	(29,446)	(23,786)
Inventory	6,315	1,515
Other assets	336	412
Accounts payable	(2,108)	17,356
Accrued expenses and other current liabilities	39,114	12,568
Accrued compensation	(31,529)	(21,463)
Deferred revenue	5,060	(5,542)
Operating lease liabilities	(2,297)	(2,482)
Other liabilities	(82)	(3,798)
Net cash provided by operating activities	9,516	15,919
Cash flows from investing activities:
Capital expenditures	(1,660)	(2,726)
Capitalized software development costs	(34,162)	(28,859)
Acquisitions accounted for as business combinations, net of cash acquired	—	(64,608)
Payments for investments	(700)	(27,075)
Net cash used in investing activities	(36,522)	(123,268)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	80
Proceeds from employee stock purchase plan	399	689
Other, net	(2,848)	—
Net cash (used in) provided by financing activities	(2,449)	769
Net decrease in cash and cash equivalents	(29,455)	(106,580)
Effect of foreign currency exchange rate changes	(891)	1,585
Cash and cash equivalents at beginning of the period	781,084	1,298,327
Cash and cash equivalents at end of the period	$750,738	$1,193,332

Cash (received) paid for income taxes, net	$(42)	$328

Supplemental disclosure of non-cash investing activities
Accruals related to Intangible assets, net and Property and equipment, net	$4,823	$4,271

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Results of Operations, financial position and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

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

Total revenue and net income for the VIEs were $104.1 million and $0.1 million and $80.2 million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively. Total assets for the VIEs, all of which were current, were $41.1 million and $36.3 million at March 31, 2026 and December 31, 2025, respectively, and total liabilities, all of which were current, were $87.3 million and $82.6 million at March 31, 2026 and December 31, 2025, respectively. Total stockholders’ deficit for the VIEs was $46.2 million and $46.3 million at March 31, 2026 and December 31, 2025, respectively.

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

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the capitalization and amortization of software development costs, allowances for sales, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies (including earnouts), litigation and related legal accruals, the accounting for stock-based compensation awards, the probability assessment of satisfying vesting conditions for certain investments, and other items as described in Note 2. “Basis of Presentation and Principles of Consolidation” in the Summary of Significant Accounting Policies in the 2025 Form 10-K and as may be updated in this Quarterly Report in Note 2. “Basis of Presentation and Principles of Consolidation.”

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

Recently Adopted Accounting Standards

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This new standard provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, “Revenue from Contracts with Customers.” The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 was effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this new ASU did not have an effect on the Company’s financial statements.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which clarifies current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not currently expect that the adoption of ASU 2025-03 will impact its existing financial statements but could impact the determination of the accounting acquirer in future business combinations that involve variable interest entities.

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.” This new standard clarifies the accounting for share-based consideration payable to a customer under Topics 718 and 606. Key changes include expanding the “performance condition” definition, requiring an estimate of forfeitures, and clarifying the measurement guidance. ASU 2025-04 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects that the adoption of ASU 2025-04 will not have a material effect on its financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which intends to improve the navigability of the guidance in ASC 270 and clarify the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company expects that the adoption of ASU 2025-11 will not have a material impact on its financial statements and related disclosures.

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

The following table presents the Company’s revenues disaggregated by revenue source and geography (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue by Type
Access Fees	$484,655	$525,736
Other	129,190	103,633
Total Revenue	$613,845	$629,369

Revenue by Geography
U.S.	$491,505	$524,970
International	122,340	104,399
Total Revenue	$613,845	$629,369

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$71,444	$89,082
Balances assumed as part of business acquisitions	—	27
Cash collected	43,515	55,903
Revenue recognized	(38,880)	(60,833)
Ending balance	$76,079	$84,179

The Company expects to recognize revenue of $61.4 million throughout the remainder of 2026, $10.8 million of revenue in the year ending December 31, 2027, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Deferred device and contract costs, current	$37,377	$31,820
Deferred device and contract costs, non-current	15,563	14,129
Total deferred device and contract costs	$52,940	$45,949

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2025	$45,949
Additions	19,013
Cost of revenue recognized	(12,022)
Ending balance as of March 31, 2026	$52,940

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Raw materials and purchased parts	$11,276	$13,783
Work in process	1,100	502
Finished goods	19,181	23,918
Total inventories	$31,557	$38,203

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Prepaid expenses	$88,195	$64,291
Deferred device and contract costs, current	37,377	31,820
Other receivables	8,911	8,834
Other current assets	1,934	2,071
Total prepaid expenses and other current assets	$136,417	$107,016

Note 6. Acquisitions

Business Combinations

On February 28, 2025, Teladoc Health acquired full ownership of Catapult Health, LLC (“Catapult Health”). Including the final closing adjustments, the Company paid $65.3 million, which is net of $0.1 million of cash acquired, of which $64.6 million was paid during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company paid an additional $2.8 million to settle its outstanding contingent consideration which was determined based on the achievement of specified targets. The acquisition of Catapult Health was accounted for as a business combination. Catapult Health is included as a component of the Company’s Integrated Care reporting segment.

The purchase price allocations for the Catapult Health acquisition include $12.7 million for identifiable intangible assets and $59.1 million for goodwill. The Company concluded that $9.4 million of the intangible and $43.2 million of the goodwill are tax deductible.

Concurrent with the closing of the acquisition of Catapult Health in the three months ended March 31, 2025, the Company performed goodwill impairment tests on its Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value and, thus, recorded a full impairment of the $59.1 million of acquired goodwill.

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

Concurrent with the closing of the acquisition of Telecare in the three months ended September 30, 2025, the Company performed goodwill impairment tests on its Integrated Care reporting unit and determined that the carrying value of the reporting unit continued to exceed its fair value and, thus, recorded a full impairment of the $12.6 million of acquired goodwill.

Asset Acquisition

On April 30, 2025, Teladoc Health acquired Uplift Health Technologies, Inc. (“Uplift”) by paying $29.6 million in cash. The Company subsequently accrued an additional $12.7 million that it expects it will pay during the year ending December 31, 2026 based on the achievement of certain specified targets. This transaction was accounted for as an asset acquisition since the acquired intangible asset, reflected in client and other relationships, represented substantially all of the gross assets acquired. All revenue and expense recognized following the acquisition date related to Uplift are included as a component of the Company's BetterHelp reporting segment.

Other Investments

In the three months ended March 31, 2025, Teladoc Health paid $27.0 million to acquire shares of common and preferred stock in a private company. In addition, the Company received warrants subject to certain vesting conditions that would allow for the purchase of additional preferred stock of the private company. This investment is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of March 31, 2026 and December 31, 2025	$—	$283,190	$283,190

As of March 31, 2026, goodwill was $283.2 million, which all related to the BetterHelp reporting unit. During the three months ended March 31, 2026, the Company’s market capitalization remained below its carrying or book value. While this factor is considered in the Company’s assessment of potential impairment indicators, the Company did not identify any additional events or changes in circumstances that would indicate it is more likely than not that the fair value of the BetterHelp reporting unit is below its carrying value. As a result, no interim impairment test was required. The Company will continue to monitor and evaluate events and circumstances, including a sustained decrease in the Company's share price, and should any change, it could require further testing of the goodwill, which may result in an impairment of the BetterHelp reporting unit's goodwill. Additionally, if the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, future business combinations that would be part of the Integrated Care reporting unit could result in goodwill impairment charges.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (dollars in thousands):

	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
March 31, 2026
Client and other relationships	2 to 20 years	$1,523,782	$(631,490)	$892,292	10.1
Trademarks	2 to 15 years	271,848	(236,537)	35,311	1.1
Capitalized software development costs	3 to 5 years	692,298	(452,662)	239,636	2.0
Acquired technology	4 to 7 years	330,942	(262,996)	67,946	1.6
Intangible assets, net		$2,818,870	$(1,583,685)	$1,235,185	7.8
December 31, 2025
Client and other relationships	2 to 20 years	$1,525,815	$(602,572)	$923,243	10.3
Trademarks	2 to 15 years	272,269	(226,370)	45,899	1.3
Capitalized software development costs	3 to 5 years	665,631	(416,448)	249,183	2.0
Acquired technology	4 to 7 years	331,973	(253,211)	78,762	1.8
Intangible assets, net		$2,795,688	$(1,498,601)	$1,297,087	7.9

The following table presents the Company's amortization of intangible assets expense by component (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of acquired intangibles	$51,751	$42,411
Amortization of capitalized software development costs	38,075	41,893
Amortization of intangible assets	$89,826	$84,304

During the three months ended December 31, 2025, the Company initiated a strategy to transition the remainder of its chronic condition management Clients and members to the Teladoc Health brand by December 31, 2026. In connection with the brand strategy, the Company has decreased the remaining useful life of the related trademarks asset, which increased amortization expense for the three months ended March 31, 2026 by $7.7 million, or $0.04 per share, and will increase amortization expense for the full year ending December 31, 2026 by $30.7 million.

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of March 31, 2026 was as follows (in thousands):

Years Ending December 31,
Remainder of 2026	$261,630
2027	245,724
2028	147,853
2029	107,347
2030 and thereafter	472,631
$1,235,185

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems, are recorded in “Other assets” within the Company's Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, those costs were $44.6 million and $45.4 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $2.6 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Franchise, sales, other taxes, and compliance related liabilities	$61,558	$50,428
Marketing and advertising	31,887	26,707
Client performance guarantees and accrued rebates	20,352	19,734
Professional fees	14,101	9,868
Consulting fees/provider fees	13,970	13,790
Contingent consideration related to acquisitions (1)	12,675	15,523
Operating lease liabilities—current	10,501	11,037
Information technology	9,767	12,174
Insurance	8,455	7,719
Lease abandonment obligation—current	4,510	4,443
Staff augmentation	4,453	5,301
Interest payable	4,167	1,042
Other	36,896	20,442
Total	$233,292	$198,208
(1)    See Note 6. “Acquisitions” for further information.

Note 10. Debt

Outstanding Convertible Senior Notes

At March 31, 2026, the Company’s outstanding senior notes consisted of $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million.

The following table presents certain terms of the 2027 Notes that were outstanding as of March 31, 2026:

2027 Notes
Principal Amount Outstanding as of March 31, 2026 (in thousands)	$1,000,000
Interest Rate Per Year	1.25%
Fair Value as of March 31, 2026 (in thousands) (1)	$961,000
Fair Value as of December 31, 2025 (in thousands) (1)	$950,000
Maturity Date	June 1, 2027
Optional Redemption Date	June 5, 2024
Conversion Date	December 1, 2026
Conversion Rate Per $1,000 Principal Amount as of March 31, 2026	4.1258
Remaining Contractual Life as of March 31, 2026	1.2 years
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

The net carrying values of the 2027 Notes consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Principal	$1,000,000	$1,000,000
Less: Debt discount (1)	(4,189)	(5,075)
Net carrying amount	$995,811	$994,925
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net and amortized to interest expense over the expected life of the notes using the effective interest rate method.

The following table sets forth the total interest expense recognized for the 2027 Notes (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$3,125	$3,125
Amortization of debt discount	886	872
Total	$4,011	$3,997
Effective interest rate	1.6%	1.6%

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

The Company pays customary agency fees and a commitment fee based on the daily unused portion of the Revolving Credit Facility at a rate of 0.50% per annum. The Revolving Credit Facility is not subject to amortization and will mature on the fifth anniversary of the Effective Date.

In connection with the closing of the Credit Agreement, the Company paid $4.1 million in fees that are being amortized over the life of the Credit Agreement. At March 31, 2026, $3.5 million of the fees remain unamortized and are being carried as an asset.

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

Compliance with Debt Covenants

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a maximum secured net leverage ratio of 3.5:1, subject to a 4.0:1 covenant holiday following certain permitted acquisitions or permitted collaborations, and a minimum consolidated interest coverage ratio of 3.0:1. As of March 31, 2026, the Company was in compliance with these covenants.

As of March 31, 2026, the Company had approximately $3.4 million of outstanding letters of credit under the Revolving Credit Facility, leaving approximately $296.6 million available for borrowing, from which the Company had not drawn.

Note 11. Restructuring

Restructuring charges may include employee severance and related separation costs and lease related costs associated with office space reductions. Employee severance and related separation costs are recognized when a liability is incurred and the amount to be paid is both probable and reasonably estimated.

The Company recorded $12.0 million of restructuring costs during the three months ended March 31, 2026, of which $11.0 million was related to employee transition, severance, employee benefits, and related costs and $1.0 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

The Company recorded $4.3 million of restructuring costs during the three months ended March 31, 2025, of which $3.6 million was related to employee transition, severance, employee benefits, and related costs and $0.7 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

The Company continues to expect that pre-tax restructuring costs for the year ending December 31, 2026 will remain within the range of $15.0 million to $20.0 million. The remaining charges will primarily relate to employee transition, severance, employee benefits, and other costs, including costs associated with office space reductions.

The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item “Accrued expenses and other current liabilities” in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item “Accrued compensation” and the lease termination and other related portion included in the line item “Accrued expenses and other current liabilities” in the Company's Condensed Consolidated Balance Sheet as of March 31, 2026 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, December 31, 2025	$2,321	$4,443	$6,764
Additions	11,009	855	11,864
Cash payments	(8,762)	(788)	(9,550)
Accrued Balance, March 31, 2026	$4,568	$4,510	$9,078

Note 12. Stock-based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period. For a full description of the Company’s stock-based compensation programs, refer to Note 14 of the Company’s financial statements included in the Company's 2025 Form 10-K.

In the three months ended March 31, 2026, the Company granted a portion of its employees awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). The total number of units granted was approximately 7.1 million and the aggregate fair value of the awards was $37.3 million. A portion of the awards granted consisted of RSUs vesting over a three year period, with one-third vesting on the first anniversary of the grant and with the remainder vesting quarterly thereafter. A smaller portion of the awards granted consisted of PSUs subject to the achievement of specific performance criteria that will time-vest over a three year period, whereas the expense will be recognized on an accelerated tranche-by-tranche basis.

The following table reflects stock-based compensation expense by award type for the indicated periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Options	$208	$1,068
RSUs	12,588	22,170
PSUs	1,495	1,530
Employee stock purchase plan	320	395
Total stock-based compensation expense	$14,611	$25,163

Total compensation costs for stock-based awards were recorded for the indicated periods as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$347	$573
Advertising and marketing	860	1,503
Sales	2,077	4,259
Technology and development	2,727	5,785
General and administrative	8,600	13,043
Total stock-based compensation expense	14,611	25,163
Capitalized stock-based compensation	530	2,577
Total stock-based compensation	$15,141	$27,740

As of March 31, 2026, the Company had unrecognized compensation cost related to outstanding stock-based award as follows (dollars in thousands):

Award Type	Unearned Compensation	Weighted Average Remaining Life (Years)
Options	$977	1.6
RSUs	$70,576	2.1
PSUs	$14,519	2.6

Note 13. Provision for Income Taxes

The Company recorded an income tax expense of $3.0 million for the three months ended March 31, 2026 and an income tax benefit of $18.3 million for the same period in 2025. The tax expense for the three months ended March 31, 2026 resulted primarily from an increase in the valuation allowance. The tax benefit in the three months ended March 31, 2025 resulted primarily from a discrete benefit of $20.1 million related to completion of a research and development tax credit study.

Note 14. Commitments and Contingencies

Commitments

The Company has contractual obligations to make future payments related to its outstanding convertible senior notes and its long-term operating leases.

Legal Matters

From time to time, Teladoc Health is involved in various litigation matters arising in the normal course of business, including the matters described below. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions, and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages, or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. As of the date of these financial statements, Teladoc Health’s management does not expect any litigation matter to have a material adverse impact on its business, financial condition, results of operations, or cash flows. The Company has recorded accruals for certain matters where losses are considered probable and reasonably estimable.

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

On May 17, 2024, a purported securities class action complaint (Stary v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period November 2, 2022 through February 20, 2024. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s advertising spend on BetterHelp. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On July 15, 2024, a duplicative purported securities class action complaint (Waits v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Waits were substantially similar to those in Stary, and the Stary and Waits actions were consolidated. On December 10, 2024, the District Court appointed co-lead plaintiffs, and, on February 24, 2025 the lead plaintiffs filed an amended complaint that asserts Exchange Act claims for a putative class of shareholders who purchased or acquired stock between July 26, 2023 and February 20, 2024. On March 31, 2026, the District Court granted in part and denied in part the Company’s motion to dismiss the amended complaint. The Company believes that it has substantial defenses, and the Company and its named officers intend to defend the lawsuits vigorously.

On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On October 4, 2024 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On October 1, 2024, a duplicative verified stockholder derivative complaint (Brigman, et al. v. Daniel, et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Brigman are substantially similar to those in Roy, and also alleges insider trading violations and misappropriation of information against certain defendants. On April 7, 2025 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On April 17, 2026, April 27, 2026, and April 28, 2026 duplicative verified stockholder derivative complaints (Richey v. Gorevic, et al., Vrana v. Paulus, et al., and North v. Daniel, et al., respectively) were filed in the U.S. District Court for the Southern District of New York. The claims and parties in Richey, Vrana and North are substantially similar to those in Roy and Brigman. The named directors and officers have not yet responded to the complaints.

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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Three Months Ended March 31, 2026	Integrated Care	BetterHelp	Consolidated
Revenue	$395,445	$218,400	$613,845
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	135,873	61,305
Advertising and marketing, exclusive of stock-based compensation (1)	33,914	116,752
Other segment expenses (2)	169,381	38,451
Adjusted EBITDA	$56,277	$1,892	58,169
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			14,611
Acquisition, integration, and transformation costs			1,064
Restructuring costs			11,975
Amortization of intangible assets			89,826
Depreciation of property and equipment			2,461
Other expense (income), net			196
Interest expense			5,368
Interest income			(6,490)
Loss before provision for income taxes			(60,842)
Provision for income taxes			2,995
Net loss			$(63,837)

Three Months Ended March 31, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$389,468	$239,901	$629,369
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	131,008	65,248
Advertising and marketing, exclusive of stock-based compensation (1)	33,710	132,972
Other segment expenses (2)	174,371	33,967
Adjusted EBITDA	$50,379	$7,714	58,093
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			25,163
Goodwill impairment			59,138
Acquisition, integration, and transformation costs			2,188
Restructuring costs			4,347
Amortization of intangible assets			84,304
Depreciation of property and equipment			3,564
Other expense (income), net			(2,435)
Interest expense			5,765
Interest income			(12,674)
Loss before provision for income taxes			(111,267)
Provision for income taxes			(18,255)
Net loss			$(93,012)
(1)The significant segment expense categories and amounts align with the information that is regularly provided to the CODM.
(2)Other segment expenses for the corresponding reportable segment includes sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of
	March 31,	December 31,
	2026	2025
United States	$21,283	$22,796
International	4,995	4,176
Total long-lived assets	$26,278	$26,972

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and other similar words or phrases, as well as statements in the future tense to identify these forward-looking statements. These forward-looking statements and projections are contained throughout this Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties, and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited to, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in our other reports and U.S. Securities and Exchange Commission (“SEC”) filings. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

The impact that the imposition of tariffs and changes to global trade policies will have on our consolidated results of operations is uncertain. We expect tariffs on goods imported into the U.S. from Canada, Mexico, and China, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs from those countries which would impact our consolidated results of operations as we import components for assembling welcome kits, refill kits, and replacement components for our chronic care management solutions and virtual care devices manufactured for sale or lease as part of our hosted virtual care platform solution. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs that may be sourced domestically or in other countries with no or lower tariffs. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations. For further information, see “Risk Factors—We depend on a limited number of third-party suppliers for certain components of our medical devices, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business,” and “—Our international operations pose certain political, legal and compliance, operational, regulatory, economic, and other risks to our business that may be different from or more significant than risks associated with our domestic operations, and our exposure to these risks is expected to increase” included in our 2025 Form 10-K.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals who have paid access and visit fee only access to our suite of integrated care services in the U.S. at the end of the applicable period. Individuals who have paid access fees offer a greater margin than those who have visit fee only arrangements and, over time, the mix of those who have paid access fees as compared to those who have visit fee only arrangements has declined. Our revenue growth rate and long-term profitability are affected by our ability to increase cross selling capability among our existing members over time because we derive a substantial portion of our revenue from access and other fees via Client contracts that provide members access to the THMG Association professional provider network in exchange for a contractual based periodic fee. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan and employer Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. We further believe that increasing our membership is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2025 Form 10-K. U.S. Integrated Care members decreased by 1.3 million, or 1%, to 101.2 million at March 31, 2026, compared to the same period in 2025.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increase revenue. Chronic care program enrollment increased to 1.197 million, or 4%, at March 31, 2026, compared to 1.151 million at March 31, 2025.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 21% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption and future revenue growth potential. Average monthly revenue per U.S. Integrated Care member was $1.30 in the three months ended March 31, 2026, compared to $1.27 in the same period in 2025. The change in average monthly revenue versus the prior period is reflective of the decrease in members and the mix of their fees.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp Paying Users represent the average number of global monthly paying users of our BetterHelp therapy and psychiatry services during the applicable period, including both those who pay directly out-of-pocket and those who utilize their insurance coverage. We believe that our ability to add new paying users and retain existing users is a key indicator of the market adoption of BetterHelp, the growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success. BetterHelp Paying Users decreased by 9% to 0.361 million for the three months ended March 31, 2026, compared to 0.397 million for the three months ended March 31, 2025.

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

As of March 31, 2026, goodwill was $283.2 million, which all related to the BetterHelp segment. During the three months ended March 31, 2026, our market capitalization remained below the Company’s carrying or book value. While this factor is considered in our assessment of potential impairment indicators, we did not identify any additional events or changes in circumstances that would indicate it is more likely than not that the fair value of the BetterHelp reporting unit is below its carrying value. As a result, no interim impairment test was required. We will continue to monitor and evaluate events and circumstances, including a sustained decrease in our share price, and should any change, it could require further testing of the goodwill, which may result in an impairment of the BetterHelp reporting unit's goodwill.

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting estimates and policies see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

•Adjusted EBITDA does not reflect significant acquisition, integration, and transformation costs. Acquisition, integration, and transformation costs include investment banking, financing, legal, accounting, consultancy, integration, fair value changes related to contingent consideration and certain other transaction costs related to mergers and acquisitions. It also includes costs related to certain business transformation initiatives focused on integrating and optimizing various operations and systems, including upgrading our ERP system. These transformation cost adjustments made to our results do not represent normal, recurring, operating expenses necessary to operate the business but rather, incremental costs incurred in connection with our acquisition and integration activities;

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025	Variance	%
Revenue	$613,845	$629,369	$(15,524)	(2)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	197,526	196,829	697	—%
Advertising and marketing	151,527	168,185	(16,658)	(10)%
Sales	51,276	48,693	2,583	5%
Technology and development	67,865	69,958	(2,093)	(3)%
General and administrative	102,093	112,774	(10,681)	(9)%
Goodwill impairment	—	59,138	(59,138)	(100)%
Acquisition, integration, and transformation costs	1,064	2,188	(1,124)	(51)%
Restructuring costs	11,975	4,347	7,628	175%
Amortization of intangible assets	89,826	84,304	5,522	7%
Depreciation of property and equipment	2,461	3,564	(1,103)	(31)%
Total costs and expenses	675,613	749,980	(74,367)	(10)%
Loss from operations	(61,768)	(120,611)	58,843	(49)%
Interest income	(6,490)	(12,674)	6,184	(49)%
Interest expense	5,368	5,765	(397)	(7)%
Other expense (income), net	196	(2,435)	2,631	(108)%
Loss before provision for income taxes	(60,842)	(111,267)	50,425	(45)%
Provision for income taxes	2,995	(18,255)	21,250	(116)%
Net loss	$(63,837)	$(93,012)	$29,175	(31)%
Net loss per share, basic and diluted	$(0.36)	$(0.53)	$0.17	(32)%

Adjusted EBITDA (1)	$58,169	$58,093	$76	—%
(1)Non-GAAP Financial Measure

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(63,837)	$(93,012)
Add:
Provision for income taxes	2,995	(18,255)
Other expense (income), net	196	(2,435)
Interest expense	5,368	5,765
Interest income	(6,490)	(12,674)
Depreciation of property and equipment	2,461	3,564
Amortization of intangible assets	89,826	84,304
Restructuring costs	11,975	4,347
Acquisition, integration, and transformation costs	1,064	2,188
Goodwill impairment	—	59,138
Stock-based compensation	14,611	25,163
Adjusted EBITDA	$58,169	$58,093

Integrated Care	$56,277	$50,379
BetterHelp	1,892	7,714
Adjusted EBITDA	$58,169	$58,093

Revenue.

The following table presents revenues disaggregated by revenue source and geography for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands, unaudited)	2026	2025	Variance	%
Revenue by Type
Access Fees	$484,655	$525,736	$(41,081)	(8)%
Other	129,190	103,633	25,557	25%
Total Revenue	$613,845	$629,369	$(15,524)	(2)%

Revenue by Geography
U.S.	$491,505	$524,970	$(33,465)	(6)%
International	122,340	104,399	17,941	17%
Total Revenue	$613,845	$629,369	$(15,524)	(2)%

Total revenue was $613.8 million for the three months ended March 31, 2026, compared to $629.4 million for the three months ended March 31, 2025, a decrease of $15.5 million, or 2%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health, Uplift, and Telecare increased total revenue for the three months ended March 31, 2026 by approximately 3 percentage points. Other revenue predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was flat at $197.5 million for the three months ended March 31, 2026, compared to $196.8 million for the three months ended March 31, 2025. Comparatively higher labor costs and technology costs for the three months ended March 31, 2026 were offset by lower provider costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $151.5 million for the three months ended March 31, 2026, compared to $168.2 million for the three months ended March 31, 2025, a decrease of $16.7 million, or 10%. The decrease was driven mainly by lower digital and media advertising costs.

Sales Expenses. Sales expenses were $51.3 million for the three months ended March 31, 2026, compared to $48.7 million for the three months ended March 31, 2025, an increase of $2.6 million, or 5%. This increase reflects higher commissions, offset by lower employee compensation costs.

Technology and Development Expenses. Technology and development expenses were $67.9 million for the three months ended March 31, 2026, compared to $70.0 million for the three months ended March 31, 2025, a decrease of $2.1 million, or 3%. The decrease primarily reflects lower employee compensation costs and travel costs, partially offset by higher professional fees and dues and subscriptions.

For the three months ended March 31, 2026 and 2025, research and development costs, which exclude amounts reflected as capitalized software development costs, were $20.2 million and $22.9 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $10.7 million, or 9%, to $102.1 million for the three months ended March 31, 2026, compared to $112.8 million for the three months ended March 31, 2025. The decrease was primarily driven by lower employee compensation costs, professional fees, occupancy costs, and travel costs, partially offset by higher indirect taxes.

Goodwill Impairments. We did not record a non-cash goodwill impairment charge for the three months ended March 31, 2026. In the three months ended March 31, 2025, concurrent with the completion of the acquisition of Catapult Health, we performed a goodwill impairment test on the Integrated Care reporting unit and determined that the carrying value of the reporting unit exceeded its fair value. As a result, we recognized a goodwill impairment of $59.1 million associated with the acquisition of Catapult Health. If the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, the future business combinations that would be part of the Integrated Care reporting unit could result in further goodwill impairment charges.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our ERP ecosystem and costs to integrate the operations of acquired businesses and were $1.1 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.

Restructuring Costs. Restructuring costs for the three months ended March 31, 2026 were $12.0 million, of which $11.0 million was for employee transition, severance, employee benefits, and related costs and $1.0 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

Restructuring costs for the three months ended March 31, 2025 were $4.3 million, of which $3.6 million was for employee transition, severance, employee benefits, and related costs and $0.7 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

As a result of our review of the business to drive further efficiency, better align resources, and improve profitability, we continue to expect to incur pre-tax restructuring costs under our plan in the range of $15.0 million to
$20.0 million for the year ending December 31, 2026. The charges will primarily relate to employee transition, severance, employee benefits, and other costs, including costs associated with office space reductions.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	%
Amortization of acquired intangibles	$51,751	$42,411	22%
Amortization of capitalized software development costs	38,075	41,893	(9)%
Amortization of intangible assets	$89,826	$84,304	7%

Amortization of intangible assets was $89.8 million for the three months ended March 31, 2026, compared to $84.3 million for the three months ended March 31, 2025, an increase of $5.5 million, or 7%. The increase was primarily driven by higher amortization associated with the strategy to transition the remainder of our chronic condition management Clients and members to the Teladoc Health brand by December 31, 2026.

Depreciation of Property and Equipment. Depreciation of property and equipment was $2.5 million for the three months ended March 31, 2026, compared to $3.6 million for the three months ended March 31, 2025, a decrease of $1.1 million, or 31%.

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $6.5 million for the three months ended March 31, 2026, compared to $12.7 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 was driven by lower interest rate yields and a lower average balance of cash and cash equivalents.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.4 million for the three months ended March 31, 2026, compared to $5.8 million for the three months ended March 31, 2025. The decrease was driven by the maturation of previously outstanding notes in the prior year.

Other Expense (Income), net. Other expense (income), net was an expense of $0.2 million for the three months ended March 31, 2026, compared to an income of $2.4 million for the three months ended March 31, 2025. The change primarily reflects the impact of foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded an income tax expense of $3.0 million for the three months ended March 31, 2026 compared to an income tax benefit of $18.3 million for the three months ended March 31, 2025. The tax expense for the three months ended March 31, 2026 resulted primarily from an increase in the valuation allowance. The tax benefit in 2025 resulted primarily from a discrete benefit of $20.1 million related to completion of a research and development tax credit study.

Segment Information

The following tables set forth the results of operations by segment for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
Integrated Care	2026	2025	Variance	%
Revenue	$395,445	$389,468	$5,977	2%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	135,873	131,008	4,865	4%
Advertising and marketing, exclusive of stock-based compensation	33,914	33,710	204	1%
Other segment expenses (1)	169,381	174,371	(4,990)	(3)%
Adjusted EBITDA	$56,277	$50,379	$5,898	12%
Adjusted EBITDA Margin %	14.2%	12.9%
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Integrated Care total revenues increased by $6.0 million, or 2%, to $395.4 million for the three months ended March 31, 2026. The acquisitions of Catapult Health and Telecare increased Integrated Care total revenue for the three months ended March 31, 2026 by approximately 2 percentage points.

Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $4.9 million, or 4%, to $135.9 million for the three months ended March 31, 2026. The increase was primarily driven by higher labor and provider costs.

Integrated Care advertising and marketing, exclusive of stock-based compensation, increased by $0.2 million, or 1%, to $33.9 million for the three months ended March 31, 2026, primarily reflecting higher digital and media advertising costs and professional fees, partially offset by lower employee compensation costs.

Integrated Care other segment expenses decreased by $5.0 million to $169.4 million for the three months ended March 31, 2026. The decrease was primarily driven by lower employee compensation costs, legal costs, professional fees, and infrastructure, hosting and software license costs, partially offset by higher commissions and indirect taxes.

	Three Months Ended March 31,
BetterHelp	2026	2025	Variance	%
Consumer and Other	$205,463	$239,901	$(34,438)	(14)%
Insurance Covered Services	12,937	—	12,937	n/a
Total Revenue	218,400	239,901	(21,501)	(9)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	61,305	65,248	(3,943)	(6)%
Advertising and marketing, exclusive of stock-based compensation	116,752	132,972	(16,220)	(12)%
Other segment expenses (1)	38,451	33,967	4,484	13%
Adjusted EBITDA	$1,892	$7,714	$(5,822)	(75)%
Adjusted EBITDA Margin %	0.9%	3.2%
n/a - not applicable
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

BetterHelp total revenue decreased by $21.5 million, or 9%, to $218.4 million for the three months ended March 31, 2026, driven by a 9% decrease in average monthly paying users. The acquisition of Uplift increased BetterHelp total revenue by approximately 6 percentage points. Within BetterHelp, Consumer and Other primarily includes revenue from BetterHelp Paying Users that pay for services directly out-of-pocket while Insurance Covered Services reflects revenue from BetterHelp Paying Users that utilize insurance coverage to pay for services, which includes any copayments.

BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, decreased by $3.9 million, or 6%, to $61.3 million for the three months ended March 31, 2026. The decrease was primarily driven by lower therapist costs.

BetterHelp advertising and marketing, exclusive of stock-based compensation, decreased by $16.2 million, or 12%, to $116.8 million for the three months ended March 31, 2026, primarily reflecting lower spending on digital and media advertising.

BetterHelp other segment expenses increased by $4.5 million, or 13%, to $38.5 million for the three months ended March 31, 2026. The increase was primarily driven by higher employee compensation costs and professional fees.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Consolidated Statements of Cash Flows - Summary	2026	2025
Net cash provided by operating activities	$9,516	$15,919
Net cash used in investing activities	(36,522)	(123,268)
Net cash (used in) provided by financing activities	(2,449)	769
Effect of foreign currency exchange rate changes	(891)	1,585
Total decrease in cash and cash equivalents	$(30,346)	$(104,995)

Our principal source of liquidity is cash generated by our operations together with our cash and cash equivalents on hand, which totaled $750.7 million as of March 31, 2026. Additionally, we entered into the five-year, $300.0 million , Revolving Credit Facility on July 17, 2025 to preserve and enhance our financial and operational flexibility. We do not, however, currently anticipate borrowing any amounts under the facility. See Note 10. “Debt” to the condensed consolidated financial statements for additional information on the Revolving Credit Facility.

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

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of March 31, 2026.

In addition, from time to time, we may evaluate and pursue strategic transactions, including acquisitions or dispositions. The timing, size, scope, and structure of any such transactions are inherently uncertain, and we cannot predict whether any transaction will be pursued or consummated. Any strategic transaction we pursue may involve substantial cash expenditures, indebtedness, equity issuance, contingent consideration, or other financing arrangements, as well as transaction costs. Dispositions could reduce future revenues and cash flows associated with the disposed assets and may result in gains or losses on sale, impairment charges, or other accounting impacts. As a result, our future liquidity needs, capital resources, and results of operations could be affected by transaction-related activities, even if a contemplated transaction is not ultimately completed.

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $9.5 million for the three months ended March 31, 2026 compared to net cash provided by operating activities of $15.9 million for the three months ended March 31, 2025. The decrease primarily relates to the payment of annual bonuses during the first three months of the year.

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

Cash from Investing Activities

Cash used in investing activities was $36.5 million for the three months ended March 31, 2026, and $123.3 million for the three months ended March 31, 2025. Cash payments for capitalized software development costs was higher by $4.2 million during the three months ended March 31, 2026 compared to the prior year. During the three months ended March 31, 2025, we paid $64.6 million, net of cash acquired, to purchase Catapult Health and paid $27.0 million to acquire the securities of a private company.

Cash from Financing Activities

Cash used in financing activities for the three months ended March 31, 2026 was $2.4 million compared to cash provided by financing activities of $0.8 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, $2.8 million was paid for the outstanding contingent consideration related to the acquisition of Catapult Health.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$9,516	$15,919
Capital expenditures	(1,660)	(2,726)
Capitalized software development costs	(34,162)	(28,859)
Free Cash Flow	$(26,306)	$(15,666)

Free cash flow was an outflow of $26.3 million for the three months ended March 31, 2026, compared to an outflow of $15.7 million for the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $8.0 million over the next 12 months. We do not enter into investments for trading or speculative purposes.

Our convertible senior notes bear fixed interest rates so would not be exposed to changes in market interest rates. As interest rates under our Revolving Credit Facility are variable (see Note 10. “Debt” to the condensed consolidated financial statements for additional information), any borrowing made under the Revolving Credit Facility would be exposed to changes in market interest rates. However, there were no amounts outstanding under the Revolving Credit Facility as of March 31, 2026, so there is currently no financial interest rate exposure.

We operate our business primarily within the U.S., which accounts for approximately 80% of our revenue. We have not historically utilized hedging strategies with respect to our foreign currency exchange exposure, however we may do so in the future.

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

No single Client represented over 10% of consolidated revenues for each of the three months ended March 31, 2026 or 2025. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest Clients accounted for 31% of total Integrated Care segment revenue for each of the three months ended March 31, 2026 and 2025. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

TELADOC HEALTH, INC.

Date: April 30, 2026	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer and Principal Financial Officer