Form 10-Q
period 2026-06-30
Teladoc Health, Inc.
filed 2026-07-30
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2026, the Registrant had 181,684,021 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$774,348	$781,084
Accounts receivable, net of allowance for doubtful accounts of $3,628 and $4,033 at June 30, 2026 and December 31, 2025, respectively	221,015	192,826
Inventories	28,823	38,203
Prepaid expenses and other current assets	124,175	107,016
Total current assets	1,148,361	1,119,129
Property and equipment, net	24,690	26,972
Goodwill	283,190	283,190
Intangible assets, net	1,175,669	1,297,087
Operating lease—right-of-use assets	22,718	26,119
Other assets	103,997	105,803
Total assets	$2,758,625	$2,858,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,496	$47,967
Accrued expenses and other current liabilities	226,550	198,208
Accrued compensation	60,172	96,258
Deferred revenue, current	60,812	62,305
Convertible senior notes, net—current	996,700	—
Total current liabilities	1,381,730	404,738
Operating lease liabilities, net of current portion	29,537	34,204
Deferred revenue, net of current portion	9,669	9,139
Deferred taxes, net	26,881	28,945
Convertible senior notes, net—non-current	—	994,925
Other liabilities	700	643
Total liabilities	1,448,517	1,472,594
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 181,649,591 shares and 178,315,400 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	182	178
Additional paid-in capital	17,876,827	17,850,478
Accumulated deficit	(16,532,967)	(16,430,222)
Accumulated other comprehensive loss	(33,934)	(34,728)
Total stockholders’ equity	1,310,108	1,385,706
Total liabilities and stockholders’ equity	$2,758,625	$2,858,300

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$606,927	$631,900	$1,220,772	$1,261,269
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	190,837	190,537	388,363	387,366
Advertising and marketing	143,397	167,547	294,924	335,732
Sales	49,391	49,951	100,667	98,644
Technology and development	62,861	68,784	130,726	138,742
General and administrative	104,029	108,114	206,122	220,888
Goodwill impairment	—	—	—	59,138
Acquisition, integration, and transformation costs	1,690	2,658	2,754	4,846
Restructuring costs	904	5,692	12,879	10,039
Amortization of intangible assets	88,442	88,664	178,268	172,968
Depreciation of property and equipment	2,468	4,338	4,929	7,902
Total costs and expenses	644,019	686,285	1,319,632	1,436,265
Loss from operations	(37,092)	(54,385)	(98,860)	(174,996)
Interest income	(6,481)	(10,064)	(12,971)	(22,738)
Interest expense	5,109	4,473	10,477	10,238
Other expense (income), net	2,191	(8,371)	2,387	(10,806)
Loss before provision for income taxes	(37,911)	(40,423)	(98,753)	(151,690)
Provision for income taxes	997	(7,763)	3,992	(26,018)
Net loss	(38,908)	(32,660)	(102,745)	(125,672)
Other comprehensive income, net of tax:
Currency translation adjustment	1,488	1,847	794	2,990
Comprehensive loss	$(37,420)	$(30,813)	$(101,951)	$(122,682)

Net loss per share, basic and diluted	$(0.21)	$(0.19)	$(0.57)	$(0.72)

Weighted-average shares used to compute basic and diluted net loss per share	181,026,004	175,917,380	180,079,395	175,040,625
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2026	180,431,102	$180	$17,865,617	$(16,494,059)	$(35,422)	$1,336,316
Exercise of stock options	10,381	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	970,392	2	(2)	—	—	—
Issuance of stock under employee stock purchase plan	237,716	—	1,465	—	—	1,465
Stock-based compensation	—	—	9,714	—	—	9,714
Other comprehensive income, net of tax	—	—	—	—	1,488	1,488
Net loss	—	—	—	(38,908)	—	(38,908)
Balances as of June 30, 2026	181,649,591	$182	$17,876,827	$(16,532,967)	$(33,934)	$1,310,108

Balances as of December 31, 2025	178,315,400	$178	$17,850,478	$(16,430,222)	$(34,728)	$1,385,706
Exercise of stock options	10,381	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	3,086,094	4	(4)	—	—	—
Issuance of stock under employee stock purchase plan	237,716	—	1,465	—	—	1,465
Stock-based compensation	—	—	24,855	—	—	24,855
Other comprehensive income, net of tax	—	—	—	—	794	794
Net loss	—	—	—	(102,745)	—	(102,745)
Balances as of June 30, 2026	181,649,591	$182	$17,876,827	$(16,532,967)	$(33,934)	$1,310,108

Balances as of March 31, 2025	175,340,325	$175	$17,787,012	$(16,322,912)	$(37,245)	$1,427,030
Exercise of stock options	152	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	989,648	1	(1)	—	—	—
Issuance of stock under employee stock purchase plan	277,931	1	1,672	—	—	1,673
Stock-based compensation	—	—	24,248	—	—	24,248
Other comprehensive income, net of tax	—	—	—	—	1,847	1,847
Net loss	—	—	—	(32,660)	—	(32,660)
Balances as of June 30, 2025	176,608,056	$177	$17,812,932	$(16,355,572)	$(35,398)	$1,422,139

Balances as of December 31, 2024	173,405,016	$173	$17,759,194	$(16,229,900)	$(38,388)	$1,491,079
Exercise of stock options	10,759	—	81	—	—	81
Issuance of common stock upon vesting of restricted stock units	2,914,350	3	(3)	—	—	—
Issuance of stock under employee stock purchase plan	277,931	1	1,672	—	—	1,673
Stock-based compensation	—	—	51,988	—	—	51,988
Other comprehensive income, net of tax	—	—	—	—	2,990	2,990
Net loss	—	—	—	(125,672)	—	(125,672)
Balances as of June 30, 2025	176,608,056	$177	$17,812,932	$(16,355,572)	$(35,398)	$1,422,139

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(102,745)	$(125,672)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	—	59,138
Amortization of intangible assets	178,268	172,968
Stock-based compensation	23,912	47,507
Depreciation of property and equipment	4,929	7,902
Amortization of right-of-use assets	3,394	4,190
Provision for allowances for doubtful accounts	807	377
Deferred income taxes	(1,673)	(34,072)
Other, net	2,812	2,049
Changes in operating assets and liabilities:
Accounts receivable	(28,647)	(8,497)
Prepaid expenses and other current assets	(17,071)	(16,434)
Inventory	8,628	861
Other assets	2,337	7,616
Accounts payable	(9,656)	19,278
Accrued expenses and other current liabilities	44,676	(5,149)
Accrued compensation	(31,246)	(9,545)
Deferred revenue	(44)	(6,084)
Operating lease liabilities	(4,586)	(5,170)
Other liabilities	83	(3,912)
Net cash provided by operating activities	74,178	107,351
Cash flows from investing activities:
Capital expenditures	(2,588)	(3,994)
Capitalized software development costs	(62,152)	(57,824)
Proceeds from the sale of investment	—	740
Acquisitions accounted for as business combinations, net of cash acquired	—	(65,302)
Asset acquisition resulting in net intangible assets	(12,675)	(29,569)
Payments for investments	(700)	(27,075)
Other, net	3	60
Net cash used in investing activities	(78,112)	(182,964)
Cash flows from financing activities:
Proceeds from the exercise of stock options	33	81
Proceeds from employee stock purchase plan	1,241	1,384
Repayment of convertible senior notes	—	(550,629)
Other, net	(2,848)	—
Net cash used in financing activities	(1,574)	(549,164)
Net decrease in cash and cash equivalents	(5,508)	(624,777)
Effect of foreign currency exchange rate changes	(1,228)	6,071
Cash and cash equivalents at beginning of the period	781,084	1,298,327
Cash and cash equivalents at end of the period	$774,348	$679,621

Cash paid for income taxes, net	$3,222	$5,661

Interest paid	$6,255	$8,661

Supplemental disclosure of non-cash investing activities
Accruals related to Intangible assets, net and Property and equipment, net	$5,805	$5,681

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Teladoc Health Medical Group, P.A. (“THMG”) is party to a services agreement by and among it and the other professional associations and professional corporations in the THMG Association pursuant to which each professional association and professional corporation provides services to THMG. Each professional association and professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. The THMG Association provides services associated with our Integrated Care segment.

Uplift Behavioral Health, P.C. (“Uplift PC”) is party to a services agreement by and among it and the other professional corporations in the Uplift Association pursuant to which each professional corporation provides services to Uplift PC. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. The Uplift Association provides services associated with our BetterHelp segment.

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

Total revenue and net income/(loss) for the VIEs were $104.6 million and $0.1 million and $81.3 million and $(0.4) million for the three months ended June 30, 2026 and 2025, respectively. Total revenue and net income/(loss) for the VIEs were $208.7 million and $0.2 million and $161.5 million and $(0.4) million for the six months ended June 30, 2026 and 2025, respectively. Total assets for the VIEs, all of which were current, were $64.0 million and $36.3 million at

June 30, 2026 and December 31, 2025, respectively, and total liabilities, all of which were current, were $110.1 million and $82.6 million at June 30, 2026 and December 31, 2025, respectively. Total stockholders’ deficit for the VIEs was $46.1 million and $46.3 million at June 30, 2026 and December 31, 2025, respectively.

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

Significant estimates and assumptions by management affect areas including the value and useful life of long-lived assets (including intangible assets), the capitalization and amortization of software development costs, the value of goodwill, allowances for sales, and the accounting for business combinations. Other significant areas include revenue recognition (including performance guarantees), the accounting for income taxes, contingencies (including earnouts), litigation and related legal accruals, the accounting for stock-based compensation awards, the probability assessment of satisfying vesting conditions for certain investments, and other items as described in Note 2. “Basis of Presentation and Principles of Consolidation” in the Summary of Significant Accounting Policies in the 2025 Form 10-K and as may be updated in this Quarterly Report in Note 2. “Basis of Presentation and Principles of Consolidation.”

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

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This new standard provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, “Revenue from Contracts with Customers.” The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 was effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this new ASU did not have an effect on the Company’s financial statements.

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

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual paying users, accessing the THMG Association professional provider network and the Company's therapy and other wellness platforms, hosted virtual care platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, virtual therapy, and other specialty visits, including for individuals utilizing insurance coverage to access the Uplift Association professional provider network, and is reported as a component of other revenue. Revenue associated with virtual care device equipment sales included with the Company’s hosted virtual care platform is also reported in other revenue.

The following table presents the Company’s revenues disaggregated by revenue source and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by Type
Access Fees	$474,215	$523,703	$958,870	$1,049,439
Other	132,712	108,197	261,902	211,830
Total Revenue	$606,927	$631,900	$1,220,772	$1,261,269

Revenue by Geography
U.S.	$487,360	$519,689	$978,865	$1,044,659
International	119,567	112,211	241,907	216,610
Total Revenue	$606,927	$631,900	$1,220,772	$1,261,269

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$71,444	$89,082
Balances assumed as part of business acquisitions	—	890
Cash collected	49,762	67,663
Revenue recognized	(50,725)	(72,244)
Ending balance	$70,481	$85,391

The Company expects to recognize revenue of $49.3 million throughout the remainder of 2026, $15.0 million of revenue in the year ending December 31, 2027, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Deferred device and contract costs, current	$35,015	$31,820
Deferred device and contract costs, non-current	15,180	14,129
Total deferred device and contract costs	$50,195	$45,949

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2025	$45,949
Additions	27,664
Cost of revenue recognized	(23,418)
Ending balance as of June 30, 2026	$50,195

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Raw materials and purchased parts	$7,874	$13,783
Work in process	606	502
Finished goods	20,343	23,918
Total inventories	$28,823	$38,203

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Prepaid expenses	$77,341	$64,291
Deferred device and contract costs, current	35,015	31,820
Other receivables	9,868	8,834
Other current assets	1,951	2,071
Total prepaid expenses and other current assets	$124,175	$107,016

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

Concurrent with the closing of the acquisition of Catapult Health in the three months ended March 31, 2025, the Company performed goodwill impairment tests on its Integrated Care reporting unit and determined that the carrying value of the reporting unit exceeded its fair value and, thus, recorded a full impairment of the $59.1 million of acquired goodwill.

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

Concurrent with the closing of the acquisition of Telecare in the three months ended September 30, 2025, the Company performed goodwill impairment tests on its Integrated Care reporting unit and determined that the carrying value of the reporting unit exceeded its fair value and, thus, recorded a full impairment of the $12.6 million of acquired goodwill.

Asset Acquisition

On April 30, 2025, Teladoc Health acquired Uplift Health Technologies, Inc. (“Uplift”) by paying $29.6 million in cash. During the three months ended June 30, 2026, the Company paid an additional $12.7 million to settle its outstanding contingent consideration which was determined based on the achievement of specified targets. The acquisition of Uplift was accounted for as an asset acquisition since the acquired intangible asset, reflected in client and other relationships, represented substantially all of the gross assets acquired. All revenue and expense recognized following the acquisition date related to Uplift are included as a component of the Company's BetterHelp reporting segment.

Other Investments

In the three months ended March 31, 2025, Teladoc Health paid $27.0 million to acquire shares of common and preferred stock in a private company. In addition, the Company received warrants subject to certain vesting conditions that would allow for the purchase of additional preferred stock of the private company. This investment is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of June 30, 2026 and December 31, 2025	$—	$283,190	$283,190

As of June 30, 2026, goodwill was $283.2 million, which all related to the BetterHelp reporting unit. During the three months ended June 30, 2026, the Company revised the expected financial performance of the BetterHelp reporting unit. Management determined that this was a triggering event and accordingly performed a quantitative goodwill impairment test. The assessment indicated that the fair value of the reporting unit exceeded its carrying value and no impairment was identified. The Company will continue to monitor and evaluate events and circumstances, including a sustained decrease in the Company's share price and the future performance of the BetterHelp segment, and should any change occur, it could require further testing of the goodwill, which may result in an impairment of the BetterHelp reporting unit's goodwill. Additionally, if the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, future business combinations that would be part of the Integrated Care reporting unit could result in goodwill impairment charges.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (dollars in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
June 30, 2026
Client and other relationships	$1,522,805	$(661,037)	$861,768	9.9
Trademarks	271,742	(247,014)	24,728	1.0
Capitalized software development costs	721,035	(489,005)	232,030	2.0
Acquired technology	330,947	(273,804)	57,143	1.3
Intangible assets, net	$2,846,529	$(1,670,860)	$1,175,669	7.7
December 31, 2025
Client and other relationships	$1,525,815	$(602,572)	$923,243	10.3
Trademarks	272,269	(226,370)	45,899	1.3
Capitalized software development costs	665,631	(416,448)	249,183	2.0
Acquired technology	331,973	(253,211)	78,762	1.8
Intangible assets, net	$2,795,688	$(1,498,601)	$1,297,087	7.9

The following table presents the Company's amortization of intangible assets by component (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of acquired intangibles	$51,758	$44,372	$103,509	$86,783
Amortization of capitalized software development costs	36,684	44,292	74,759	86,185
Amortization of intangible assets	$88,442	$88,664	$178,268	$172,968

During the three months ended December 31, 2025, the Company initiated a strategy to transition the remainder of its chronic condition management Clients and members to the Teladoc Health brand by December 31, 2026. In connection with the brand strategy, the Company has decreased the remaining useful life of the related trademarks asset, which increased amortization expense by $7.7 million, or $0.04 per share, and $15.3 million, or $0.09 per share, for the three and six months ended June 30, 2026, respectively, and will increase amortization expense for the full year ending December 31, 2026 by $30.7 million.

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of June 30, 2026 was as follows (in thousands):

Years Ending December 31,
Remainder of 2026	$177,653
2027	255,434
2028	156,870
2029	113,352
2030 and thereafter	472,360
$1,175,669

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems, are recorded in “Other assets”

within the Company's Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, those costs were $43.2 million and $45.4 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $2.7 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the associated expense for cloud computing cost was $5.4 million and $3.8 million, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Franchise, sales, other taxes, and compliance related liabilities	$64,880	$50,428
Marketing and advertising	34,604	26,707
Client performance guarantees and accrued rebates	21,127	19,734
Professional fees	16,705	9,868
Consulting fees/provider fees	14,120	13,790
Information technology	13,161	12,174
Operating lease liabilities—current	9,969	11,037
Insurance	8,208	7,719
Staff augmentation	6,018	5,301
Lease abandonment obligation—current	4,040	4,443
Interest payable	1,417	1,042
Contingent consideration related to acquisitions (1)	—	15,523
Other	32,301	20,442
Total	$226,550	$198,208
(1)    See Note 6. “Acquisitions” for further information.

Note 10. Debt

Outstanding Convertible Senior Notes

At June 30, 2026, the Company’s outstanding senior notes consisted of $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million.

The following table presents certain terms of the 2027 Notes that were outstanding as of June 30, 2026:

2027 Notes
Principal Amount Outstanding as of June 30, 2026 (in thousands)	$1,000,000
Interest Rate Per Year	1.25%
Fair Value as of June 30, 2026 (in thousands) (1)	$970,000
Fair Value as of December 31, 2025 (in thousands) (1)	$950,000
Maturity Date	June 1, 2027
Optional Redemption Date	June 5, 2024
Conversion Date	December 1, 2026
Conversion Rate Per $1,000 Principal Amount as of June 30, 2026	4.1258
Remaining Contractual Life as of June 30, 2026	0.9 years
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

The net carrying values of the 2027 Notes, which are reflected as a current liability as of June 30, 2026 and as a non-current liability as of December 31, 2025, consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Principal	$1,000,000	$1,000,000
Less: Debt discount (1)	(3,300)	(5,075)
Net carrying amount	$996,700	$994,925
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net and amortized to interest expense over the expected life of the notes using the effective interest rate method.

The following table sets forth the total interest expense recognized for the 2027 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$3,125	$3,125	$6,250	$6,250
Amortization of debt discount	889	874	1,775	1,746
Total	$4,014	$3,999	$8,025	$7,996
Effective interest rate	1.6%	1.6%	1.6%	1.6%

The Company believes that its existing cash and cash equivalents together with its borrowing capacity under the $300.0 million senior secured revolving credit facility as well as its expected future cash flows will be sufficient to meet its working capital needs, capital expenditures, and contractual obligations, including refinancing or repayment of the 2027 Notes at maturity, for at least the next 12 months.

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

In connection with the closing of the Credit Agreement, the Company paid $4.1 million in fees that are being amortized over the life of the Credit Agreement. At June 30, 2026, $3.3 million of the fees remain unamortized and are being carried as an asset.

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

Compliance with Debt Covenants

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a maximum secured net leverage ratio of 3.5:1, subject to a 4.0:1 covenant holiday following certain permitted acquisitions or permitted collaborations, and a minimum consolidated interest coverage ratio of 3.0:1. As of June 30, 2026, the Company was in compliance with these covenants.

As of June 30, 2026, the Company had approximately $2.8 million of outstanding letters of credit under the Revolving Credit Facility, leaving approximately $297.2 million available for borrowing, from which the Company had not drawn.

Note 11. Restructuring

Restructuring charges may include employee severance and related separation costs and lease related costs associated with office space reductions. Employee severance and related separation costs are recognized when a liability is incurred and the amount to be paid is both probable and reasonably estimated.

The Company recorded $0.9 million of restructuring costs during the three months ended June 30, 2026, of which $0.6 million was related to employee transition, severance, employee benefits, and related costs and $0.3 million was related to costs associated with office space reductions. The Company recorded $12.9 million of restructuring costs during the six months ended June 30, 2026, of which $11.6 million was related to employee transition, severance, employee benefits, and related costs and $1.3 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

The Company recorded $5.7 million of restructuring costs during the three months ended June 30, 2025, of which $5.4 million was related to employee transition, severance, employee benefits, and related costs and $0.3 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. The Company recorded $10.0 million of restructuring costs during the six months ended June 30, 2025, of which $9.0 million was related to employee transition, severance, employee benefits, and related costs and $1.0 million was related to costs associated with office space reductions, including $0.3 million of right-of-use asset impairment charges.

The Company continues to expect that pre-tax restructuring costs for the year ending December 31, 2026 will remain within the range of approximately $15.0 million to $20.0 million. The remaining charges will primarily relate to employee transition, severance, employee benefits, and other costs, including costs associated with office space reductions.

The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item “Accrued expenses and other current liabilities” in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item “Accrued compensation” and the lease termination and other related portion included in the line item “Accrued expenses and other current liabilities” in the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, December 31, 2025	$2,321	$4,443	$6,764
Additions	11,624	1,043	12,667
Cash payments	(12,652)	(1,446)	(14,098)
Accrued Balance, June 30, 2026	$1,293	$4,040	$5,333

Note 12. Stock-based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period. For a full description of the Company’s stock-based compensation programs, refer to Note 14. “Common Stock and Stockholders’ Equity” of the Company’s financial statements included in the Company's 2025 Form 10-K.

In the six months ended June 30, 2026, the Company granted a portion of its employees awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). The total number of units granted was approximately 7.3 million and the aggregate fair value of the awards was $38.8 million. A portion of the awards granted consisted of RSUs vesting over a three year period, with one-third vesting on the first anniversary of the grant and with the remainder vesting quarterly thereafter. A smaller portion of the awards granted consisted of PSUs subject to the achievement of specific performance criteria that will time-vest over a three year period, whereas the expense will be recognized on an accelerated tranche-by-tranche basis.

The following table reflects stock-based compensation expense by award type for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options	$186	$747	$394	$1,815
RSUs	9,262	18,537	21,850	40,707
PSUs	(347)	2,782	1,148	4,311
Employee stock purchase plan	200	278	520	674
Total stock-based compensation expense	$9,301	$22,344	$23,912	$47,507

Total compensation costs for stock-based awards were recorded for the indicated periods as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$124	$506	$471	$1,079
Advertising and marketing	426	1,302	1,286	2,805
Sales	1,460	3,594	3,537	7,853
Technology and development	1,735	4,247	4,462	10,032
General and administrative	5,556	12,695	14,156	25,738
Total stock-based compensation expense	9,301	22,344	23,912	47,507
Capitalized stock-based compensation	413	1,904	943	4,481
Total stock-based compensation	$9,714	$24,248	$24,855	$51,988

As of June 30, 2026, the Company had unrecognized compensation cost related to outstanding stock-based award as follows (dollars in thousands):

Award Type	Unearned Compensation	Weighted Average Remaining Life (Years)
Options	$782	1.2
RSUs	$59,151	2.0
PSUs	$8,981	2.5

Note 13. Provision for Income Taxes

The Company recorded income tax expense of $1.0 million and $4.0 million for the three and six months ended June 30, 2026, respectively, and income tax benefit of $7.8 million and $26.0 million for the same periods in 2025. The tax expense for the six months ended June 30, 2026 is primarily attributable to an increase in the valuation allowance of $19.3 million and a discrete tax expense related to the shortfall from stock-based compensation, offset by an ordinary tax benefit of $20.7 million. The income tax benefit for the six months ended June 30, 2025 resulted primarily from a discrete benefit of $20.1 million related to the completion of a research and development tax credit study and $11.1 million of acquisition related tax benefits, offset by ordinary tax expense of $5.0 million.

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

On June 6, 2022, a purported securities class action complaint (Schneider v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s officers. The complaint was brought on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period October 28, 2021 through April 27, 2022. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false or misleading statements and omissions with respect to, among other things, the Company’s business, operations, and prospects. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On August 2, 2022, a duplicative purported securities class action complaint (De Schutter v. Teladoc Health, Inc., et al.) was filed in the U.S. District Court for the Eastern District of New York, which was consolidated with the Schneider case in the Southern District court under the caption In re Teladoc Health, Inc. Securities Litigation. The lead plaintiff subsequently filed amended complaints that expanded the alleged class period to February 11, 2021 to July 27, 2022. On July 5, 2023, the court granted the defendants’ motion to dismiss the complaint, and on September 24, 2024 the U.S. Court of Appeals for the Second Circuit affirmed in part, and vacated in part, the Southern District court’s dismissal and remanded for further proceedings. On March 21, 2025, the court granted the defendant's renewed motion to dismiss, and on July 25, 2025 the lead plaintiff filed an appeal of the Southern District Court’s dismissal in the United States Court of Appeals for the Second Circuit. On July 27, 2026, the United States Court of Appeals for the Second Circuit affirmed the Southern District court's dismissal. The Company believes that these claims are without merit, and the Company and its named officers intend to defend any further appeal or proceedings in the lawsuit vigorously.

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

On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the

Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On October 4, 2024 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On October 1, 2024, a duplicative verified stockholder derivative complaint (Brigman, et al. v. Daniel, et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Brigman are substantially similar to those in Roy, and also alleges insider trading violations and misappropriation of information against certain defendants. On April 7, 2025 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On April 17, 2026, April 27, 2026, and April 28, 2026 duplicative verified stockholder derivative complaints (Richey v. Gorevic, et al., Vrana v. Paulus, et al., and North v. Daniel, et al., respectively) were filed in the U.S. District Court for the Southern District of New York. The claims and parties in Richey, Vrana and North are substantially similar to those in Roy and Brigman, and these derivative actions have now been consolidated under the caption Roy v. Gorevic. The named directors and officers have not yet responded to the complaints.

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

The Company has two reportable segments: Integrated Care and BetterHelp. The Integrated Care segment includes a suite of global virtual medical services including general medical, expert medical services, specialty medical, chronic condition management, mental health, and enabling technologies and enterprise telehealth solutions for hospitals and health systems. The BetterHelp segment includes virtual therapy and other wellness services provided on a global basis which are predominantly marketed and sold on a direct-to-consumer basis, including both those who pay directly out-of-pocket and those who utilize their insurance coverage.

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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Three Months Ended June 30, 2026	Integrated Care	BetterHelp	Consolidated
Revenue	$394,305	$212,622	$606,927
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	129,903	60,810
Advertising and marketing, exclusive of stock-based compensation (1)	31,259	111,714
Other segment expenses (2)	167,901	39,627
Adjusted EBITDA	$65,242	$471	65,713
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			9,301
Acquisition, integration, and transformation costs			1,690
Restructuring costs			904
Amortization of intangible assets			88,442
Depreciation of property and equipment			2,468
Other expense (income), net			2,191
Interest expense			5,109
Interest income			(6,481)
Loss before provision for income taxes			(37,911)
Provision for income taxes			997
Net loss			$(38,908)

Three Months Ended June 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$391,510	$240,390	$631,900
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	126,387	63,643
Advertising and marketing, exclusive of stock-based compensation (1)	31,953	134,292
Other segment expenses (2)	175,720	30,594
Adjusted EBITDA	$57,450	$11,861	69,311
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			22,344
Acquisition, integration, and transformation costs			2,658
Restructuring costs			5,692
Amortization of intangible assets			88,664
Depreciation of property and equipment			4,338
Other expense (income), net			(8,371)
Interest expense			4,473
Interest income			(10,064)
Loss before provision for income taxes			(40,423)
Provision for income taxes			(7,763)
Net loss			$(32,660)

Six Months Ended June 30, 2026	Integrated Care	BetterHelp	Consolidated
Revenue	$789,750	$431,022	$1,220,772
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	265,777	122,115
Advertising and marketing, exclusive of stock-based compensation (1)	65,173	228,466
Other segment expenses (2)	337,281	78,078
Adjusted EBITDA	$121,519	$2,363	123,882
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			23,912
Acquisition, integration, and transformation costs			2,754
Restructuring costs			12,879
Amortization of intangible assets			178,268
Depreciation of property and equipment			4,929
Other expense (income), net			2,387
Interest expense			10,477
Interest income			(12,971)
Loss before provision for income taxes			(98,753)
Provision for income taxes			3,992
Net loss			$(102,745)

Six Months Ended June 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$780,978	$480,291	$1,261,269
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	257,395	128,891
Advertising and marketing, exclusive of stock-based compensation (1)	65,663	267,264
Other segment expenses (2)	350,091	64,561
Adjusted EBITDA	$107,829	$19,575	127,404
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			47,507
Goodwill impairment			59,138
Acquisition, integration, and transformation costs			4,846
Restructuring costs			10,039
Amortization of intangible assets			172,968
Depreciation of property and equipment			7,902
Other expense (income), net			(10,806)
Interest expense			10,238
Interest income			(22,738)
Loss before provision for income taxes			(151,690)
Provision for income taxes			(26,018)
Net loss			$(125,672)
(1)The significant segment expense categories and amounts align with the information that is regularly provided to the CODM.
(2)Other segment expenses for the corresponding reportable segment includes sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of
	June 30,	December 31,
	2026	2025
United States	$19,913	$22,796
International	4,777	4,176
Total long-lived assets	$24,690	$26,972

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical fact, including statements about our beliefs, expectations, plans, strategies, outlook and possible or assumed future results of operations, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and similar words or phrases, as well as statements in the future tense. We base these forward-looking statements on our current expectations, plans and assumptions in light of our experience, historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are not guarantees of performance or results and are subject to risks, uncertainties and assumptions. Factors that have in the past and/or may in the future cause actual results to differ materially include, among others, a decrease in revenue from users who pay directly out-of-pocket without offsetting growth in insurance-covered services in our BetterHelp segment; the rate and magnitude of declines in BetterHelp cash-pay users and revenue; the extent to which insurance availability changes users’ payment choices; available provider capacity including on a state and payer-specific basis; the timing, cost and effectiveness of provider recruitment, credentialing, enrollment, activation, compensation and retention; the performance of insurance-specific eligibility, matching, booking, scheduling, utilization, session-duration, claims and collection workflows; the effectiveness and revenue consequences of changes in advertising and marketing spending; the effects of BetterHelp’s reduced near-term emphasis and investment outside the United States; the cost, timing and effectiveness of platform and provider-capacity investments; the margin effects of the insurance mix; potential impairment of BetterHelp goodwill; and the other risks described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), this Form 10-Q and our other reports and SEC filings. You should not place undue reliance on forward-looking statements. These cautionary statements are not exhaustive and speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals at the end of the applicable period who have access to our suite of integrated care services in the U.S. under paid access fee and/or visit-based arrangements. Individuals who have paid access fees offer a greater margin than those who have visit fee only arrangements and, over time, the mix of those who have paid access fees as compared to those who have visit fee only arrangements has declined. The number of members with visit fee only arrangements is less directly correlated to revenue than the number of members who have paid access fees, and therefore as the mix of members with visit fee only arrangements continues to grow we expect that the total number of U.S. Integrated Care members will less directly impact our revenue growth rate. Our revenue growth rate and long-term profitability are also affected by our ability to increase cross selling capability among our existing members. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan, employer, and other Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential.

We further believe that increasing our overall membership level is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2025 Form 10-K. U.S. Integrated Care members decreased by 2.1 million, or 2%, to 100.3 million at June 30, 2026, compared to the same period in 2025.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increase revenue. Chronic care program enrollment increased to 1.272 million, or 14%, at June 30, 2026, compared to 1.117 million at June 30, 2025, driven by an increase in multi-condition product bundles.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 22% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption and further product adoption among our Client-base to drive future revenue growth potential. Average monthly revenue per U.S. Integrated Care member was $1.31 in the three months ended June 30, 2026, compared to $1.27 in the same period in 2025. Average monthly revenue per U.S. Integrated Care member was $1.31 in the six months ended June 30, 2026, compared to $1.27 in the same period in 2025. The change in average monthly revenue versus the prior period is reflective of the decrease in members and the mix of their fees.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp Paying Users represent the average number of global monthly paying users of our BetterHelp therapy and psychiatry services during the applicable period, including both those who pay directly out-of-pocket and those who utilize their insurance coverage. We believe that our ability to add new paying users, including through Insurance Covered Services, and retain existing users is a key indicator of the market adoption of BetterHelp, the stability and growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success, including the level of advertising and marketing spending deployed. BetterHelp Paying Users decreased by 11% to 0.346 million for the three months ended June 30, 2026, compared to 0.388 million for the three months ended June 30, 2025, and decreased by 10% to 0.353 million for the six months ended June 30, 2026, compared to 0.393 million for the six months ended June 30, 2025. See “Item 1A. Risk Factors— Our BetterHelp segment has experienced, and may continue to experience, declines in revenue from users who pay directly out-of-pocket, and growth in insurance-covered services may not offset those declines as quickly as we expect or at all.” included elsewhere in this Quarterly Report on Form 10-Q.

As it relates to the Company:

Seasonality. Our business has historically been subject to seasonality. In our Integrated Care segment, a concentration of our new Client contracts have an effective date of January 1 as a result of many Clients’ introduction of new services at the start of each calendar year. Therefore, service utilization and enrollment rates may not directly align with the timing of membership changes. In addition, as a result of seasonal cold and flu trends, we historically have experienced our highest level of visit and other fee revenue during the first and fourth quarters of each year.

Due to the higher cost of customer acquisition during the end-of-year holiday season, our BetterHelp segment has historically reduced marketing activity during the fourth quarter. As a result of this dynamic, we have typically experienced fewer new user additions and generally a stronger operating income performance in the fourth quarter. Conversely, as marketing activity typically resumes at the start of the year, we typically experience weaker operating income performance during the first quarter as new user acquisition and associated revenue tend to lag marketing spend.

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

As of June 30, 2026, goodwill was $283.2 million, which all related to the BetterHelp reporting unit. During the three months ended June 30, 2026, we revised the expected financial performance of the BetterHelp reporting unit. We determined that this was a triggering event and accordingly performed a quantitative goodwill impairment test. The assessment indicated that the fair value of the reporting unit exceeded its carrying value and no impairment was identified. We will continue to monitor and evaluate events and circumstances, including a sustained decrease in our share price and the future performance of the BetterHelp segment, and should any change occur, it could require further testing of the goodwill, which may result in an impairment of the BetterHelp reporting unit's goodwill. Additionally, if the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, future business combinations that would be part of the Integrated Care reporting unit could result in goodwill impairment charges.

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, business combinations, goodwill and other intangible assets, income taxes, and other items. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting estimates and policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

Adjusted EBITDA consists of net loss before provision for income taxes; other expense (income), net; interest income; interest expense; depreciation of property and equipment; amortization of intangible assets; restructuring costs; acquisition, integration, and transformation costs; goodwill impairments; and stock-based compensation.

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

We compensate for these limitations by using these non-GAAP measures along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include net loss, net loss per share, net cash from operating activities, and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the three months ended June 30, 2026 and 2025 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2026	2025	Variance	%
Revenue	$606,927	$631,900	$(24,973)	(4)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	190,837	190,537	300	—%
Advertising and marketing	143,397	167,547	(24,150)	(14)%
Sales	49,391	49,951	(560)	(1)%
Technology and development	62,861	68,784	(5,923)	(9)%
General and administrative	104,029	108,114	(4,085)	(4)%
Acquisition, integration, and transformation costs	1,690	2,658	(968)	(36)%
Restructuring costs	904	5,692	(4,788)	(84)%
Amortization of intangible assets	88,442	88,664	(222)	—%
Depreciation of property and equipment	2,468	4,338	(1,870)	(43)%
Total costs and expenses	644,019	686,285	(42,266)	(6)%
Loss from operations	(37,092)	(54,385)	17,293	(32)%
Interest income	(6,481)	(10,064)	3,583	(36)%
Interest expense	5,109	4,473	636	14%
Other expense (income), net	2,191	(8,371)	10,562	(126)%
Loss before provision for income taxes	(37,911)	(40,423)	2,512	(6)%
Provision for income taxes	997	(7,763)	8,760	(113)%
Net loss	$(38,908)	$(32,660)	$(6,248)	19%
Net loss per share, basic and diluted	$(0.21)	$(0.19)	$(0.02)	11%

Adjusted EBITDA (1)	$65,713	$69,311	$(3,598)	(5)%
(1)Non-GAAP Financial Measure

The following table sets forth our condensed consolidated statements of operations data for the six months ended June 30, 2026 and 2025 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2026	2025	Variance	%
Revenue	$1,220,772	$1,261,269	$(40,497)	(3)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	388,363	387,366	997	—%
Advertising and marketing	294,924	335,732	(40,808)	(12)%
Sales	100,667	98,644	2,023	2%
Technology and development	130,726	138,742	(8,016)	(6)%
General and administrative	206,122	220,888	(14,766)	(7)%
Goodwill impairment	—	59,138	(59,138)	(100)%
Acquisition, integration, and transformation costs	2,754	4,846	(2,092)	(43)%
Restructuring costs	12,879	10,039	2,840	28%
Amortization of intangible assets	178,268	172,968	5,300	3%
Depreciation of property and equipment	4,929	7,902	(2,973)	(38)%
Total costs and expenses	1,319,632	1,436,265	(116,633)	(8)%
Loss from operations	(98,860)	(174,996)	76,136	(44)%
Interest income	(12,971)	(22,738)	9,767	(43)%
Interest expense	10,477	10,238	239	2%
Other expense (income), net	2,387	(10,806)	13,193	(122)%
Loss before provision for income taxes	(98,753)	(151,690)	52,937	(35)%
Provision for income taxes	3,992	(26,018)	30,010	(115)%
Net loss	$(102,745)	$(125,672)	$22,927	(18)%
Net loss per share, basic and diluted	$(0.57)	$(0.72)	$0.15	(21)%

Adjusted EBITDA (1)	$123,882	$127,404	$(3,522)	(3)%
(1)Non-GAAP Financial Measure

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(38,908)	$(32,660)	$(102,745)	$(125,672)
Add:
Provision for income taxes	997	(7,763)	3,992	(26,018)
Other expense (income), net	2,191	(8,371)	2,387	(10,806)
Interest expense	5,109	4,473	10,477	10,238
Interest income	(6,481)	(10,064)	(12,971)	(22,738)
Depreciation of property and equipment	2,468	4,338	4,929	7,902
Amortization of intangible assets	88,442	88,664	178,268	172,968
Restructuring costs	904	5,692	12,879	10,039
Acquisition, integration, and transformation costs	1,690	2,658	2,754	4,846
Goodwill impairment	—	—	—	59,138
Stock-based compensation	9,301	22,344	23,912	47,507
Adjusted EBITDA	$65,713	$69,311	$123,882	$127,404

Integrated Care	$65,242	$57,450	$121,519	$107,829
BetterHelp	471	11,861	2,363	19,575
Adjusted EBITDA	$65,713	$69,311	$123,882	$127,404

Revenue.

The following table presents revenues disaggregated by revenue source and geography for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(In thousands, unaudited)	2026	2025	Variance	%
Revenue by Type
Access Fees	$474,215	$523,703	$(49,488)	(9)%
Other	132,712	108,197	24,515	23%
Total Revenue	$606,927	$631,900	$(24,973)	(4)%

Revenue by Geography
U.S.	$487,360	$519,689	$(32,329)	(6)%
International	119,567	112,211	7,356	7%
Total Revenue	$606,927	$631,900	$(24,973)	(4)%

The following table presents revenues disaggregated by revenue source and geography for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In thousands, unaudited)	2026	2025	Variance	%
Revenue by Type
Access Fees	$958,870	$1,049,439	$(90,569)	(9)%
Other	261,902	211,830	50,072	24%
Total Revenue	$1,220,772	$1,261,269	$(40,497)	(3)%

Revenue by Geography
U.S.	$978,865	$1,044,659	$(65,794)	(6)%
International	241,907	216,610	25,297	12%
Total Revenue	$1,220,772	$1,261,269	$(40,497)	(3)%

Total revenue was $606.9 million for the three months ended June 30, 2026, compared to $631.9 million for the three months ended June 30, 2025, a decrease of $25.0 million, or 4%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, reflecting actions to further prioritize insurance-covered services and decline in users paying directly out of pocket, partially offset by higher revenue in our Integrated Care segment. For further discussion regarding the decrease in revenue in our BetterHelp segment, see below under “Segment Information.” The acquisitions of Uplift and Telecare increased total revenue for the three months ended June 30, 2026 by approximately 1 percentage point. Other revenue predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems.

Total revenue was $1,220.8 million for the six months ended June 30, 2026, compared to $1,261.3 million for the six months ended June 30, 2025, a decrease of $40.5 million, or 3%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health, Uplift, and Telecare increased total revenue for the six months ended June 30, 2026 by approximately 2 percentage points.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was flat at $190.8 million for the three months ended June 30, 2026, compared to $190.5 million for the three months ended June 30, 2025, with higher labor costs being offset by lower technology costs. On a year-to-date basis, cost of revenue was also flat at $388.4 million compared with $387.4 million for the six months ended June 30, 2025.

Advertising and Marketing Expenses. Advertising and marketing expenses were $143.4 million for the three months ended June 30, 2026, compared to $167.5 million for the three months ended June 30, 2025, a decrease of $24.2 million, or 14%. On a year-to-date basis, advertising and marketing expenses decreased by $40.8 million, or 12%, to $294.9 million. The decrease for both periods was driven mainly by lower digital and media advertising costs associated with actions to prioritize Insurance Covered Services in the BetterHelp segment, and lower employee compensation costs. For further discussion regarding the decrease in advertising and marketing expenses in our BetterHelp segment, see below under “Segment Information.”

Sales Expenses. Sales expenses were $49.4 million for the three months ended June 30, 2026, compared to $50.0 million for the three months ended June 30, 2025, a decrease of $0.6 million, or 1%. This decrease reflects lower employee compensation costs and travel costs, partially offset by higher commissions. On a year-to-date basis, sales expenses increased by $2.0 million, or 2%, to $100.7 million. This increase reflects higher commissions costs, offset by lower employee compensation costs and lower travel costs.

Technology and Development Expenses. Technology and development expenses were $62.9 million for the three months ended June 30, 2026, compared to $68.8 million for the three months ended June 30, 2025, a decrease of $5.9 million, or 9%. On a year-to-date basis, technology and development expenses decreased by $8.0 million, or 6% to $130.7 million. The decrease for both periods primarily reflects lower employee compensation costs and lower infrastructure, hosting, and software license costs.

For the three months ended June 30, 2026 and 2025, research and development costs, which exclude amounts reflected as capitalized software development costs, were $19.2 million and $22.1 million, respectively. For the six months ended June 30, 2026 and 2025, research and development costs were $39.5 million and $45.0 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased $4.1 million, or 4%, to $104.0 million for the three months ended June 30, 2026, compared to $108.1 million for the three months ended June 30, 2025. On a year-to-date basis, general and administrative expenses decreased by $14.8 million, or 7%, to $206.1 million, compared to $220.9 million in the prior year. The decrease for both periods was primarily driven by lower employee compensation costs, partially offset by higher professional fees, legal fees, software and infrastructure costs, and indirect taxes.

Goodwill Impairments. We did not record a non-cash goodwill impairment charge for the three and six months ended June 30, 2026. In the three months ended March 31, 2025, concurrent with the completion of the acquisition of Catapult Health, we performed a goodwill impairment test on the Integrated Care reporting unit and determined that the carrying value of the reporting unit exceeded its fair value. As a result, we recognized a goodwill impairment of $59.1 million associated with the acquisition of Catapult Health.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our ERP system and costs to integrate the operations of acquired businesses and were $1.7 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and were $2.8 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively.

Restructuring Costs. Restructuring costs for the three months ended June 30, 2026 were $0.9 million, of which $0.6 million was for employee transition, severance, employee benefits, and related costs and $0.3 million was related to costs associated with office space reductions. Restructuring costs for the six months ended June 30, 2026 were $12.9 million, of which $11.6 million was for employee transition, severance, employee benefits, and related costs and $1.3 million was related to costs associated with office space reductions, including $0.2 million of right-of-use asset impairment charges.

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

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	%	2026	2025	%
Amortization of acquired intangibles	$51,758	$44,372	17%	$103,509	$86,783	19%
Amortization of capitalized software development costs	36,684	44,292	(17)%	74,759	86,185	(13)%
Amortization of intangible assets	$88,442	$88,664	—%	$178,268	$172,968	3%

Amortization of intangible assets was flat at $88.4 million for the three months ended June 30, 2026, compared to $88.7 million for the three months ended June 30, 2025. Amortization of intangible assets was $178.3 million for the six months ended June 30, 2026, compared to $173.0 million for the six months ended June 30, 2025, an increase of $5.3 million, or 3%.

Depreciation of Property and Equipment. Depreciation of property and equipment was $2.5 million for the three months ended June 30, 2026, compared to $4.3 million for the three months ended June 30, 2025, a decrease of $1.9 million, or 43%. On a year-to-date basis, depreciation of property and equipment was $4.9 million for the six months ended June 30, 2026, compared to $7.9 million for the six months ended June 30, 2025, a decrease of $3.0 million, or 38%. The decrease in both periods was primarily driven by prior year accelerated depreciation associated with decisions to exit certain leased spaces.

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $6.5 million for the three months ended June 30, 2026, compared to $10.1 million for the three months ended June 30, 2025. Interest income was $13.0 million for the six months ended June 30, 2026, compared to $22.7 million for the six months ended June 30, 2025. The decrease for both periods was driven by lower interest rate yields and holding a lower average balance of cash and cash equivalents.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $5.1 million for the three months ended June 30, 2026, compared to $4.5 million for the three months ended June 30, 2025. Interest expense was $10.5 million for the six months ended June 30, 2026, compared to $10.2 million for the six months ended June 30, 2025. The increase for both periods was primarily driven by interest associated with the Revolving Credit Facility, partially offset by the impact of the maturation of certain of the convertible senior notes in the prior year.

Other Expense (Income), net. Other expense (income), net was an expense of $2.2 million for the three months ended June 30, 2026, compared to an income of $8.4 million for the three months ended June 30, 2025. Other expense (income), net was an expense of $2.4 million for the six months ended June 30, 2026, compared to an income of $10.8 million for the six months ended June 30, 2025. The change primarily reflects the impact of foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded an income tax expense of $1.0 million for the three months ended June 30, 2026 compared to an income tax benefit of $7.8 million for the three months ended June 30, 2025, and an income tax expense of $4.0 million for the six months ended June 30, 2026 compared to an income tax benefit of $26.0 million for the six months ended June 30, 2025. Tax expense recorded for six months ended June 30, 2026 was primarily due to a $19.3 million increase in the valuation allowance and a discrete tax expense related to shortfall from stock-based compensation, offset by an ordinary tax benefit of $20.7 million. The tax benefit for six months ended June 30, 2025 was primarily due to a discrete benefit of $20.1 million related to the completion of a research and development tax credit study and $11.1 million of acquisition related tax benefits, offset by ordinary tax expense of $5.0 million.

Segment Information

The following tables set forth the results of operations by segment for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
Integrated Care	2026	2025	Variance	%
Revenue	$394,305	$391,510	$2,795	1%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	129,903	126,387	3,516	3%
Advertising and marketing, exclusive of stock-based compensation	31,259	31,953	(694)	(2)%
Other segment expenses (1)	167,901	175,720	(7,819)	(4)%
Adjusted EBITDA	$65,242	$57,450	$7,792	14%
Adjusted EBITDA margin %	16.5%	14.7%

	Six Months Ended June 30,
Integrated Care	2026	2025	Variance	%
Revenue	$789,750	$780,978	$8,772	1%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	265,777	257,395	8,382	3%
Advertising and marketing, exclusive of stock-based compensation	65,173	65,663	(490)	(1)%
Other segment expenses (1)	337,281	350,091	(12,810)	(4)%
Adjusted EBITDA	$121,519	$107,829	$13,690	13%
Adjusted EBITDA margin %	15.4%	13.8%
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Integrated Care total revenues increased by $2.8 million, or 1%, to $394.3 million for the three months ended June 30, 2026, and increased by $8.8 million, or 1%, to $789.8 million for the six months ended June 30, 2026. The acquisition of Telecare increased Integrated Care total revenue for the three months ended June 30, 2026 by approximately 1 percentage point and the acquisitions of Catapult Health and Telecare increased Integrated Care total revenue for the six months ended June 30, 2026 by approximately 1 percentage point.

Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $3.5 million, or 3%, to $129.9 million for the three months ended June 30, 2026, and increased by $8.4 million, or 3%, to $265.8 million for the six months ended June 30, 2026. For both periods, the increase was primarily driven by higher labor and provider costs.

Integrated Care advertising and marketing, exclusive of stock-based compensation, decreased by $0.7 million, or 2%, to $31.3 million for the three months ended June 30, 2026 and decreased by $0.5 million, or 1%, to $65.2 million for the six months ended June 30, 2026. For both periods, the decrease primarily reflects lower employee compensation costs, partially offset by higher digital and media advertising costs.

Integrated Care other segment expenses decreased by $7.8 million, or 4%, to $167.9 million for the three months ended June 30, 2026, and decreased by $12.8 million, or 4%, to $337.3 million for the six months ended June 30, 2026. The decrease for both periods was primarily driven by lower employee compensation costs, professional fees, and occupancy and office expense, partially offset by higher commissions and indirect taxes.

	Three Months Ended June 30,
BetterHelp	2026	2025	Variance	%
Consumer and Other	$190,852	$238,262	$(47,410)	(20)%
Insurance Covered Services	21,770	2,128	19,642	N/M
Total Revenue	212,622	240,390	(27,768)	(12)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	60,810	63,643	(2,833)	(4)%
Advertising and marketing, exclusive of stock-based compensation	111,714	134,292	(22,578)	(17)%
Other segment expenses (1)	39,627	30,594	9,033	30%
Adjusted EBITDA	$471	$11,861	$(11,390)	(96)%
Adjusted EBITDA margin %	0.2%	4.9%
N/M - not meaningful

	Six Months Ended June 30,
BetterHelp	2026	2025	Variance	%
Consumer and Other	$396,315	$478,163	$(81,848)	(17)%
Insurance Covered Services	34,707	2,128	32,579	N/M
Total Revenue	431,022	480,291	(49,269)	(10)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	122,115	128,891	(6,776)	(5)%
Advertising and marketing, exclusive of stock-based compensation	228,466	267,264	(38,798)	(15)%
Other segment expenses (1)	78,078	64,561	13,517	21%
Adjusted EBITDA	$2,363	$19,575	$(17,212)	(88)%
Adjusted EBITDA margin %	0.5%	4.1%
N/M - not meaningful
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Within BetterHelp, Consumer and Other primarily includes revenue from BetterHelp Paying Users that pay for services directly out-of-pocket while Insurance Covered Services reflects revenue from BetterHelp Paying Users that utilize insurance coverage to pay for services, which includes any copayments. BetterHelp total revenue decreased by $27.8 million, or 12%, to $212.6 million for the three months ended June 30, 2026, and decreased by $49.3 million, or 10%, to $431.0 million for the six months ended June 30, 2026, reflecting a faster than expected shift in demand from Consumer and Other to Insurance Covered Services for which we have not yet been able to fully increase our capacity to serve. Revenue from Insurance Covered Services was first recognized following the acquisition of Uplift in the three months ended June 30, 2025, with the significant increase in the current year reflecting our focus on making therapy services available to BetterHelp paying users who want to utilize insurance coverage.

During May 2026, the rate of decline in revenue from cash-paying users accelerated beyond the assumptions reflected in our previously expected results, and information available in late May and June indicated that the trend was more persistent and significant than previously anticipated. At the same time, as we expanded Insurance Covered Services nationally, a greater proportion of prospective users sought to use insurance coverage than we had assumed. Our ability to convert that demand into paying users, completed visits and revenue was constrained by the availability and capacity of providers who were appropriately licensed in the applicable state, credentialed and enrolled with the applicable payer, available to provide services and accepting new patients, as well as by insurance-specific eligibility, matching, booking and scheduling workflows. These constraints impacted our ability to convert a greater proportion of this higher demand into insurance paying users, visits, and revenue sufficient to offset the additional decline in cash-pay revenue assumed in our previously expected results. These factors limited the anticipated customer acquisition-cost and revenue benefits of Insurance Covered Services, and growth in revenue from Insurance Covered Services did not offset the decline in cash-pay revenue. We therefore reduced advertising and marketing spending to better align related demand generation with available network capacity and expected returns. That reduction, in turn, reduced and may continue to reduce acquired paying users and near-term revenue. To further support scaling insurance, we are selectively reallocating resources and prioritizing certain initiatives to increase the provider capacity and insurance-specific platform capabilities and have also reduced near-term investment and advertising and marketing spending in cash-pay markets outside the United States. As a result, we have materially reduced our expectations for BetterHelp revenue for 2026 and expect fewer total BetterHelp paying users and lower BetterHelp revenue than we previously did.

The acquisition of Uplift increased BetterHelp total revenue by approximately 3 percentage points for the three months ended June 30, 2026, and by approximately 4 percentage points for the six months ended June 30, 2026.

BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, decreased by $2.8 million, or 4%, to $60.8 million for the three months ended June 30, 2026, and decreased by $6.8 million, or 5%, to $122.1 million for the six months ended June 30, 2026. The decrease for both periods was primarily driven by lower therapist costs.

BetterHelp advertising and marketing, exclusive of stock-based compensation, decreased by $22.6 million, or 17%, to $111.7 million for the three months ended June 30, 2026, and decreased by $38.8 million, or 15%, to $228.5 million for the six months ended June 30, 2026, primarily reflecting lower spending on digital and media advertising as we aligned demand generation with available insurance-provider capacity and expected customer acquisition returns, and reallocated resources toward expanding usable provider capacity and improving insurance-specific platform capabilities.

BetterHelp other segment expenses increased by $9.0 million, or 30%, to $39.6 million for the three months ended June 30, 2026, and increased by $13.5 million or 21%, to $78.1 million for the six months ended June 30, 2026. The increase in both periods was primarily driven by higher employee compensation costs and professional fees as we focus on the implementation and offering of Insurance Covered Services.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
Consolidated Statements of Cash Flows - Summary	2026	2025
Net cash provided by operating activities	$74,178	$107,351
Net cash used in investing activities	(78,112)	(182,964)
Net cash used in financing activities	(1,574)	(549,164)
Effect of foreign currency exchange rate changes	(1,228)	6,071
Total decrease in cash and cash equivalents	$(6,736)	$(618,706)

Our principal source of liquidity is cash generated by our operations together with our cash and cash equivalents on hand, which totaled $774.3 million as of June 30, 2026. Additionally, we entered into the five-year, $300.0 million, Revolving Credit Facility on July 17, 2025 to preserve and enhance our financial and operational flexibility. See Note 10. “Debt” to the condensed consolidated financial statements for additional information on the Revolving Credit Facility.

As described above, during May 2026, the rate of decline in revenue from BetterHelp paying users who pay directly out-of-pocket accelerated beyond the assumptions reflected in our previously expected results, which caused lower revenue in our BetterHelp segment. We expect that trend to continue for the remainder of 2026, including as a result of the actions described above, and we do not expect revenue from Insurance Covered Services to fully offset the decline during 2026. In particular, the level and effectiveness of BetterHelp advertising and marketing expenditures, the number and retention of BetterHelp paying users, and our ability to more fully convert demand for Insurance Covered Services into completed visits and revenue may have a significant effect on our future cash flows.

We believe that our existing cash and cash equivalents together with our borrowing capacity under the Revolving Credit Facility, our expected future cash flows, and other financing opportunities that we pursue, which may include a term loan, will be sufficient to meet our working capital needs, capital expenditures, and contractual obligations, including refinancing or repayment of the 2027 Notes at maturity, for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, our ability to retain and/or obtain new members and BetterHelp paying users, the timing and extent of spending to support product development efforts, our sales and marketing activities, the introduction of new and enhanced services offerings (including our efforts to expand BetterHelp therapy services to users who use insurance coverage), the continuing market acceptance of virtual care, and our debt service obligations. In particular, the amount of BetterHelp advertising and marketing expenses, and the number of acquired and retained BetterHelp paying users, may have a significant impact on our expected future cash flows. We may in the future enter into arrangements to acquire or invest in additional complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition, and results of operations.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of June 30, 2026.

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

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $74.2 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $107.4 million for the six months ended June 30, 2025. The year-over-year change was driven by the timing of collections of accounts receivable, and higher incentive compensation payments.

The primary uses of cash from operating activities are for the payment of cash compensation, provider fees, engagement marketing, direct-to-consumer digital and media advertising, inventory, insurance, technology costs, interest expense, and acquisition, integration, and transformation costs. Historically, cash compensation is at its highest level in the first quarter when discretionary employee compensation related to the previous fiscal year is paid.

Cash from Investing Activities

Cash used in investing activities was $78.1 million for the six months ended June 30, 2026 compared to cash used in investing activities of $183.0 million for the six months ended June 30, 2025. Cash payments for capitalized software development costs was higher by $4.3 million during the six months ended June 30, 2026 compared to the prior year. Additionally, cash paid for intangible assets associated with Uplift was lower by $16.9 million compared to the prior year. During the six months ended June 30, 2025, we paid $65.3 million, net of cash acquired, to purchase Catapult Health and paid $27.0 million to acquire the securities of a private company.

Cash from Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 was $1.6 million compared to cash used in financing activities of $549.2 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, $2.8 million was paid for the outstanding contingent consideration related to the acquisition of Catapult Health.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$74,178	$107,351
Capital expenditures	(2,588)	(3,994)
Capitalized software development costs	(62,152)	(57,824)
Free Cash Flow	$9,438	$45,533

Free cash flow was $9.4 million for the six months ended June 30, 2026 compared to $45.5 million for the six months ended June 30, 2025.

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

Our convertible senior notes bear fixed interest rates so would not be exposed to changes in market interest rates. As interest rates under our Revolving Credit Facility are variable (see Note 10. “Debt” to the condensed consolidated financial statements for additional information), any borrowing made under the Revolving Credit Facility would be exposed to changes in market interest rates. However, there were no amounts outstanding under the Revolving Credit Facility as of June 30, 2026, so there is currently no financial interest rate exposure.

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

No single Client represented over 10% of consolidated revenues for each of the three or six months ended June 30, 2026 or 2025. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest Clients accounted for 31% of total Integrated Care segment revenue for each of the six months ended June 30, 2026 and 2025. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2025 Form 10-K.

For the BetterHelp segment, there is no significant concentration risk as substantially all revenue is generated from individuals in the direct-to-consumer markets and from Insurance Covered Services.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the risk factors set forth below.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Our BetterHelp segment has experienced, and may continue to experience, declines in revenue from users who pay directly out-of-pocket, and growth in Insurance Covered Services may not offset those declines as quickly as we expect or at all.

In our BetterHelp segment, we primarily generate revenue from paying users, including those who pay directly out-of-pocket (cash-paying users) and those who utilize their insurance coverage. Historically, the majority of BetterHelp’s revenue came from cash-paying users, but in recent years we have introduced the ability for users to utilize their insurance coverage to pay for BetterHelp’s services. The continued expansion of insurance coverage for BetterHelp within the U.S. has resulted in, and may continue to result in, further declines in revenue from users who pay cash for BetterHelp. Existing users and potential new users who may have otherwise paid directly out-of-pocket have elected, and may in the future elect, to utilize insurance coverage instead, or, if insurance coverage is not available to them, may forego using BetterHelp’s services altogether, any of which has resulted, and may in the future result, in lower cash-pay revenue and lower overall revenue for BetterHelp. Additionally, revenue recognized from cash-paying users is initially higher than from users who use their insurance coverage as insurance revenue depends on completed visits, visit length, and other factors over time for each user, whereas cash-pay revenue is based on cash received on purchase of a subscription or individual session.

Further, to enable BetterHelp users to utilize their insurance coverage, we must be able to match those users with insurance credentialed providers, and have the ability provide sufficient capacity for services. As we continue to ramp up insurance coverage for BetterHelp, we have experienced challenges increasing the capacity of our provider network to meet the growing demand for users, who would like to elect to use their insurance coverage, which has prevented the revenue we generate from insurance coverage from offsetting the declines in revenue from the decrease in cash-paying users. There is no guarantee that we will be able to recruit and retain enough credentialed providers to meet the demand of users, who would like to elect to use their insurance coverage, to offset any additional declines in cash-pay revenue or segment revenue. If BetterHelp’s revenue growth from our insurance-covered services does not offset declines in our cash-pay revenue, our business, financial condition, results of operations, and cash flows may be adversely affected.

Because demand for insurance utilization has at times exceeded our capacity, and in order to reallocate resources to expand provider capacity and improve our platform, we have reduced BetterHelp advertising and marketing spending to align demand generation with available capacity and expected returns. That reduction, in turn, reduced acquired paying users and near-term revenue. We are prioritizing initiatives and reallocating resources toward increasing U.S. provider capacity and insurance-specific platform capabilities, and have also reduced near-term investment and advertising and marketing levels in cash-pay markets outside the United States. Such reduction has resulted, and any continued or additional reduction in advertising spend may result, in fewer paying users and lower revenue, both from cash-paying users and those who utilize insurance coverage.

Our BetterHelp marketing efforts may not acquire users at the levels or economics we expect.

We believe the vast majority of consumers make purchasing decisions for mental health services on the basis of traditional factors, such as affordability. Particularly in light of BetterHelp’s continued expansion of insurance coverage, this traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative therapists or practices. To effectively market our platform, we must educate consumers about the various purchase options, and the benefits of using BetterHelp for mental health services, including when such services may not be covered by their health insurance benefits. However, we may not be successful in changing consumer purchasing habits, or achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons.

We spend significant resources marketing BetterHelp’s services, both to cash-paying users and increasingly to those who utilize their insurance benefits. During the three months ended June 30, 2026, our advertising and marketing spend on BetterHelp was reduced, including to further align with insurance objectives, and we expect that to continue for the remainder of 2026. Such reduction has resulted, and may continue to result, in acquisition of fewer total BetterHelp paying users or acquisition of users at a higher cost that we expect, and lower revenue. Any continued or additional decrease in the amount or effectiveness of our BetterHelp marketing efforts could lead to lower revenue, and profitability of this business. Further, if the cost of customer acquisition for BetterHelp increases, it could materially adversely affect our business, financial condition and results of operations.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

TELADOC HEALTH, INC.

Date: July 30, 2026	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer and Principal Financial Officer