Form 10-Q
period 2026-09-30
Teladoc Health, Inc.
filed 2026-10-29
CIK 1477449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, the Registrant had 182,293,675 shares of Common Stock outstanding.

TELADOC HEALTH, INC.
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$849,909	$781,084
Accounts receivable, net of allowance for doubtful accounts of $3,345 and $4,033 at September 30, 2026 and December 31, 2025, respectively	230,949	192,826
Inventories	30,747	38,203
Prepaid expenses and other current assets	114,405	107,016
Total current assets	1,226,010	1,119,129
Property and equipment, net	24,406	26,972
Goodwill	283,190	283,190
Intangible assets, net	1,117,143	1,297,087
Operating lease—right-of-use assets	21,849	26,119
Other assets	102,477	105,803
Total assets	$2,775,075	$2,858,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,339	$47,967
Accrued expenses and other current liabilities	232,413	198,208
Accrued compensation	77,147	96,258
Deferred revenue, current	62,012	62,305
Convertible senior notes, net—current	997,593	—
Total current liabilities	1,415,504	404,738
Operating lease liabilities, net of current portion	28,125	34,204
Deferred revenue, net of current portion	9,122	9,139
Deferred taxes, net	26,993	28,945
Convertible senior notes, net—non-current	—	994,925
Other liabilities	608	643
Total liabilities	1,480,352	1,472,594
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 182,254,430 shares and 178,315,400 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	182	178
Additional paid-in capital	17,888,783	17,850,478
Accumulated deficit	(16,559,901)	(16,430,222)
Accumulated other comprehensive loss	(34,341)	(34,728)
Total stockholders’ equity	1,294,723	1,385,706
Total liabilities and stockholders’ equity	$2,775,075	$2,858,300

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$605,102	$626,439	$1,825,874	$1,887,708
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	190,258	187,179	578,621	574,545
Advertising and marketing	123,978	167,985	418,902	503,717
Sales	49,578	48,209	150,245	146,853
Technology and development	65,546	67,572	196,272	206,314
General and administrative	107,400	102,581	313,522	323,469
Goodwill impairment	—	12,625	—	71,763
Acquisition, integration, and transformation costs	1,565	1,931	4,319	6,777
Restructuring costs	4,404	1,950	17,283	11,989
Amortization of intangible assets	88,286	85,757	266,554	258,725
Depreciation of property and equipment	2,186	2,612	7,115	10,514
Total costs and expenses	633,201	678,401	1,952,833	2,114,666
Loss from operations	(28,099)	(51,962)	(126,959)	(226,958)
Interest income	(7,040)	(7,081)	(20,011)	(29,819)
Interest expense	4,935	4,526	15,412	14,764
Other expense (income), net	285	815	2,672	(9,991)
Loss before provision for income taxes	(26,279)	(50,222)	(125,032)	(201,912)
Provision for income taxes	655	(715)	4,647	(26,733)
Net loss	(26,934)	(49,507)	(129,679)	(175,179)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(407)	791	387	3,781
Comprehensive loss	$(27,341)	$(48,716)	$(129,292)	$(171,398)

Net loss per share, basic and diluted	$(0.15)	$(0.28)	$(0.72)	$(1.00)

Weighted-average shares used to compute basic and diluted net loss per share	181,876,281	176,934,781	180,684,939	175,678,949
See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2026	181,649,591	$182	$17,876,827	$(16,532,967)	$(33,934)	$1,310,108
Exercise of stock options	1,748	—	4	—	—	4
Issuance of common stock upon vesting of restricted stock units	603,091	—	—	—	—	—
Stock-based compensation	—	—	11,952	—	—	11,952
Other comprehensive (loss), net of tax	—	—	—	—	(407)	(407)
Net loss	—	—	—	(26,934)	—	(26,934)
Balances as of September 30, 2026	182,254,430	$182	$17,888,783	$(16,559,901)	$(34,341)	$1,294,723

Balances as of December 31, 2025	178,315,400	$178	$17,850,478	$(16,430,222)	$(34,728)	$1,385,706
Exercise of stock options	12,129	—	37	—	—	37
Issuance of common stock upon vesting of restricted stock units	3,689,185	4	(4)	—	—	—
Issuance of stock under employee stock purchase plan	237,716	—	1,465	—	—	1,465
Stock-based compensation	—	—	36,807	—	—	36,807
Other comprehensive income, net of tax	—	—	—	—	387	387
Net loss	—	—	—	(129,679)	—	(129,679)
Balances as of September 30, 2026	182,254,430	$182	$17,888,783	$(16,559,901)	$(34,341)	$1,294,723

Balances as of June 30, 2025	176,608,056	$177	$17,812,932	$(16,355,572)	$(35,398)	$1,422,139
Issuance of common stock upon vesting of restricted stock units	741,584	—	—	—	—	—
Stock-based compensation	—	—	18,692	—	—	18,692
Other comprehensive income, net of tax	—	—	—	—	791	791
Net loss	—	—	—	(49,507)	—	(49,507)
Balances as of September 30, 2025	177,349,640	$177	$17,831,624	$(16,405,079)	$(34,607)	$1,392,115

Balances as of December 31, 2024	173,405,016	$173	$17,759,194	$(16,229,900)	$(38,388)	$1,491,079
Exercise of stock options	10,759	—	81	—	—	81
Issuance of common stock upon vesting of restricted stock units	3,655,934	3	(3)	—	—	—
Issuance of stock under employee stock purchase plan	277,931	1	1,672	—	—	1,673
Stock-based compensation	—	—	70,680	—	—	70,680
Other comprehensive income, net of tax	—	—	—	—	3,781	3,781
Net loss	—	—	—	(175,179)	—	(175,179)
Balances as of September 30, 2025	177,349,640	$177	$17,831,624	$(16,405,079)	$(34,607)	$1,392,115

See accompanying notes to unaudited condensed consolidated financial statements.

TELADOC HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(129,679)	$(175,179)
Adjustments to reconcile net loss to net cash flows from operating activities:
Goodwill impairment	—	71,763
Amortization of intangible assets	266,554	258,725
Stock-based compensation	35,528	64,503
Depreciation of property and equipment	7,115	10,514
Amortization of right-of-use assets	5,006	7,973
Provision for allowances for doubtful accounts	1,176	(481)
Deferred income taxes	(1,535)	(31,449)
Other, net	4,279	3,272
Changes in operating assets and liabilities:
Accounts receivable	(38,958)	7,664
Prepaid expenses and other current assets	(7,289)	(1,326)
Inventory	6,113	(1,039)
Other assets	4,022	6,391
Accounts payable	(694)	16,256
Accrued expenses and other current liabilities	51,066	(2,247)
Accrued compensation	(15,806)	(4,795)
Deferred revenue	429	(9,777)
Operating lease liabilities	(6,677)	(10,249)
Other liabilities	(14)	(3,904)
Net cash provided by operating activities	180,636	206,615
Cash flows from investing activities:
Capital expenditures	(3,802)	(6,274)
Capitalized software development costs	(91,460)	(86,862)
Proceeds from the sale of investment	—	740
Acquisitions accounted for as business combinations, net of cash acquired	—	(81,904)
Asset acquisition resulting in net intangible assets	(12,675)	(29,569)
Payments for investments	(1,000)	(27,875)
Other, net	3	60
Net cash used in investing activities	(108,934)	(231,684)
Cash flows from financing activities:
Proceeds from the exercise of stock options	37	81
Proceeds from employee stock purchase plan	1,654	1,901
Repayment of convertible senior notes	—	(550,629)
Payment of credit facility issuance costs	—	(4,109)
Other, net	(2,848)	—
Net cash used in financing activities	(1,157)	(552,756)
Net increase (decrease) in cash and cash equivalents	70,545	(577,825)
Effect of foreign currency exchange rate changes	(1,720)	5,747
Cash and cash equivalents at beginning of the period	781,084	1,298,327
Cash and cash equivalents at end of the period	$849,909	$726,249

Cash paid for income taxes, net	$4,747	$5,765

Interest paid	$6,255	$8,664

Supplemental disclosure of non-cash investing activities
Accruals related to Intangible assets, net and Property and equipment, net	$6,713	$7,696
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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of Teladoc Health for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Total revenue and net loss for the VIEs were $113.7 million and $0.0 million and $84.7 million and $(0.2) million for the three months ended September 30, 2026 and 2025, respectively. Total revenue and net income/(loss) for the VIEs were $322.4 million and $0.2 million and $246.2 million and $(0.6) million for the nine months ended September 30, 2026 and 2025, respectively.

Total assets for the VIEs, all of which were current, were $43.7 million and $36.3 million at September 30, 2026 and December 31, 2025, respectively, and total liabilities, all of which were current, were $89.9 million and $82.6 million at September 30, 2026 and December 31, 2025, respectively. Total stockholders’ deficit for the VIEs was $46.2 million and $46.3 million at September 30, 2026 and December 31, 2025, respectively.

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

Note 3. Revenue, Deferred Revenue, and Deferred Device and Contract Costs

The Company generates access fees from customers, which primarily consist of employers, health plans, hospitals and health systems, insurance and financial services companies (collectively “Clients”), as well as individual paying users, accessing the THMG Association professional provider network and the Company's therapy and other wellness platforms, hosted virtual care platform, and chronic care management platforms. Visit fee revenue is generated for general medical, expert medical service, virtual therapy, and other specialty visits, including for individuals utilizing services provided by the THMG Association professional provider network and for individuals utilizing insurance coverage to access the Uplift Association professional provider network, and is reported as a component of other revenue. Revenue associated with virtual care device equipment sales included with the Company’s hosted virtual care platform is also reported in other revenue.

The following table presents the Company’s revenues disaggregated by revenue source and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by Type
Access Fees	$466,721	$520,907	$1,425,591	$1,570,346
Other	138,381	105,532	400,283	317,362
Total Revenue	$605,102	$626,439	$1,825,874	$1,887,708

Revenue by Geography
U.S.	$489,214	$509,774	$1,468,079	$1,554,433
International	115,888	116,665	357,795	333,275
Total Revenue	$605,102	$626,439	$1,825,874	$1,887,708

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

The following table summarizes deferred revenue activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$71,444	$89,082
Balances assumed as part of business acquisitions	—	890
Cash collected	52,825	65,752
Revenue recognized	(53,135)	(74,374)
Ending balance	$71,134	$81,350

The Company expects to recognize revenue of $37.2 million throughout the remainder of 2026, $26.1 million of revenue in the year ending December 31, 2027, and the remaining balance thereafter related to future performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2026.

Deferred Device and Contract Costs

Deferred device and contract costs are classified as a component of prepaid expenses and other current assets or other assets, depending on term, and consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Deferred device and contract costs, current	$36,615	$31,820
Deferred device and contract costs, non-current	14,789	14,129
Total deferred device and contract costs	$51,404	$45,949

Deferred device and contract costs were as follows (in thousands):

Deferred Device and Contract Costs
Beginning balance as of December 31, 2025	$45,949
Additions	43,034
Cost of revenue recognized	(37,579)
Ending balance as of September 30, 2026	$51,404

Note 4. Inventories

Inventories consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Raw materials and purchased parts	$6,995	$13,783
Work in process	508	502
Finished goods	23,244	23,918
Total inventories	$30,747	$38,203

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Prepaid expenses	$65,061	$64,291
Deferred device and contract costs, current	36,615	31,820
Other receivables	10,711	8,834
Other current assets	2,018	2,071
Total prepaid expenses and other current assets	$114,405	$107,016

Note 6. Acquisitions

Business Combinations

On February 28, 2025, Teladoc Health acquired full ownership of Catapult Health, LLC (“Catapult Health”). Including the final closing adjustments, the Company paid $65.3 million, which is net of $0.1 million of cash acquired, of which $64.6 million was paid during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company paid an additional $2.8 million to settle its outstanding contingent consideration that was determined based on the achievement of specified targets. The acquisition of Catapult Health was accounted for as a business combination. Catapult Health is included as a component of the Integrated Care reporting segment.

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

On August 8, 2025, Teladoc Health acquired full ownership of Telecare Australia Pty Ltd (“Telecare”). Including closing adjustments, the Company paid $16.6 million, which is net of $1.1 million of cash acquired. The acquisition of Telecare was accounted for as a business combination. Telecare is included as a component of the Integrated Care reporting segment.

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

Asset Acquisition

On April 30, 2025, Teladoc Health acquired Uplift Health Technologies, Inc. (“Uplift”) by paying $29.6 million in cash. During the three months ended June 30, 2026, the Company paid an additional $12.7 million to settle its outstanding contingent consideration that was determined based on the achievement of specified targets. The acquisition of Uplift was accounted for as an asset acquisition since the acquired intangible asset, reflected in client and other relationships, represented substantially all of the gross assets acquired. All revenue and expense recognized following the acquisition date related to Uplift are included as a component of the BetterHelp reporting segment.

Other Investments

In the three months ended March 31, 2025, Teladoc Health paid $27.0 million to acquire shares of common and preferred stock in a private company. In addition, the Company received warrants subject to certain vesting conditions that would allow for the purchase of additional preferred stock of the private company. This investment is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	Integrated Care	BetterHelp	Total
Balance as of September 30, 2026 and December 31, 2025	$—	$283,190	$283,190

During the three months ended June 30, 2026, the Company performed a quantitative goodwill impairment test related to the BetterHelp reporting unit which indicated that the fair value of the reporting unit exceeded its carrying value and no impairment was identified. The Company will continue to monitor and evaluate events and circumstances, including a sustained decrease in the Company's share price and the future performance of the BetterHelp segment, and should any change occur, it could require further testing of the goodwill, which may result in an impairment of the BetterHelp reporting unit's goodwill. Additionally, if the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, future business combinations that would be part of the Integrated Care reporting unit could result in goodwill impairment charges.

Note 8. Intangible Assets, Net and Certain Cloud Computing Costs

Intangible assets, net consisted of the following (dollars in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
September 30, 2026
Client and other relationships	$1,522,460	$(691,015)	$831,445	9.7
Trademarks	271,682	(257,533)	14,149	1.1
Capitalized software development costs	750,647	(525,527)	225,120	2.0
Acquired technology	330,950	(284,521)	46,429	1.1
Intangible assets, net	$2,875,739	$(1,758,596)	$1,117,143	7.7
December 31, 2025
Client and other relationships	$1,525,815	$(602,572)	$923,243	10.3
Trademarks	272,269	(226,370)	45,899	1.3
Capitalized software development costs	665,631	(416,448)	249,183	2.0
Acquired technology	331,973	(253,211)	78,762	1.8
Intangible assets, net	$2,795,688	$(1,498,601)	$1,297,087	7.9

The following table presents the Company's amortization of intangible assets by component (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of acquired intangibles	$51,603	$43,523	$155,112	$130,306
Amortization of capitalized software development costs	36,683	42,234	111,442	128,419
Amortization of intangible assets	$88,286	$85,757	$266,554	$258,725

During the three months ended December 31, 2025, the Company initiated a strategy to transition the remainder of its chronic condition management Clients and members to the Teladoc Health brand by December 31, 2026. In connection with the brand strategy, the Company has decreased the remaining useful life of the related trademarks asset, which increased amortization expense by $7.7 million, or $0.04 per share, and $23.0 million, or $0.13 per share, for the three and nine months ended September 30, 2026, respectively, and will increase amortization expense for the full year ending December 31, 2026 by $30.7 million.

Periodic amortization of intangible assets that will be charged to expense over the remaining life of the intangible assets as of September 30, 2026 was as follows (in thousands):

Years Ending December 31,
Remainder of 2026	$91,239
2027	264,200
2028	167,919
2029	121,526
2030 and thereafter	472,259
$1,117,143

Net cloud computing costs, which are primarily related to the implementation of the Company's customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems, are recorded in “Other assets” within the Company's Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, those costs were $41.6 million and $45.4 million, respectively. The associated expense for cloud computing costs, which is recorded in general and administration expense, was $2.9 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the associated expense for cloud computing cost was $8.3 million and $6.3 million, respectively. The capitalized cloud computing implementation costs are amortized over the shorter of the term of the related cloud computing arrangement or the period of benefit from the right to access the hosted software. The amortization period will be periodically reassessed to determine if it continues to be reasonable.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Franchise, sales, other taxes, and compliance related liabilities	$69,298	$50,428
Marketing and advertising	32,915	26,707
Client performance guarantees and accrued rebates	20,812	19,734
Professional fees	16,131	9,868
Consulting fees/provider fees	14,086	13,790
Operating lease liabilities—current	9,433	11,037
Information technology	8,885	12,174
Insurance	6,889	7,719
Staff augmentation	5,425	5,301
Interest payable	4,544	1,042
Lease abandonment obligation—current	3,365	4,443
Contingent consideration related to acquisitions (1)	—	15,523
Other	40,630	20,442
Total	$232,413	$198,208
(1)    See Note 6. “Acquisitions” for further information.

Note 10. Debt

Outstanding Convertible Senior Notes

At September 30, 2026, the Company’s outstanding senior notes consisted of $1.0 billion aggregate principal amount of 1.25% convertible senior notes due 2027 (the “2027 Notes”), issued on May 19, 2020 for net proceeds to the Company of $975.9 million after deducting offering costs of approximately $24.1 million.

The following table presents certain terms of the 2027 Notes that were outstanding as of September 30, 2026:

2027 Notes
Principal Amount Outstanding as of September 30, 2026 (in thousands)	$1,000,000
Interest Rate Per Year	1.25%
Fair Value as of September 30, 2026 (in thousands) (1)	$968,800
Fair Value as of December 31, 2025 (in thousands) (1)	$950,000
Maturity Date	June 1, 2027
Optional Redemption Date	June 5, 2024
Conversion Date	December 1, 2026
Conversion Rate Per $1,000 Principal Amount as of September 30, 2026	4.1258
Remaining Contractual Life as of September 30, 2026	0.7 years
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

The net carrying values of the 2027 Notes, which are reflected as a current liability as of September 30, 2026 and as a non-current liability as of December 31, 2025, consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Principal	$1,000,000	$1,000,000
Less: Debt discount (1)	(2,407)	(5,075)
Net carrying amount	$997,593	$994,925
(1)Included in the accompanying Condensed Consolidated Balance Sheets within Convertible senior notes, net and amortized to interest expense over the expected life of the notes using the effective interest rate method.

The following table sets forth the total interest expense recognized for the 2027 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$3,125	$3,125	$9,375	$9,375
Amortization of debt discount	893	880	2,668	2,626
Total	$4,018	$4,005	$12,043	$12,001
Effective interest rate	1.6%	1.6%	1.6%	1.6%

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

In connection with the closing of the Credit Agreement, the Company paid $4.1 million in fees that are being amortized over the life of the Credit Agreement. At September 30, 2026, $3.1 million of the fees remain unamortized and are being carried as an asset.

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

The Company believes that its existing cash and cash equivalents together with its borrowing capacity under the Revolving Credit Facility as well as its expected future cash flows will be sufficient to meet its working capital needs, capital expenditures, and contractual obligations, including refinancing or repayment of the 2027 Notes at maturity, for at least the next 12 months.

Compliance with Debt Covenants

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement also contains financial covenants that are tested on the last day of each of the Company’s fiscal quarters. These financial covenants include a maximum secured net leverage ratio of 3.5:1, subject to a 4.0:1 covenant holiday following certain permitted acquisitions or permitted collaborations, and a minimum consolidated interest coverage ratio of 3.0:1. As of September 30, 2026, the Company was in compliance with these covenants.

As of September 30, 2026, the Company had approximately $2.8 million of outstanding letters of credit under the Revolving Credit Facility, leaving approximately $297.2 million available for borrowing, from which the Company had not drawn.

Note 11. Restructuring

Restructuring charges may include employee severance and related separation costs and lease related costs associated with office space reductions. Employee severance and related separation costs are recognized when a liability is incurred and the amount to be paid is both probable and reasonably estimated.

The Company recorded $4.4 million of restructuring costs during the three months ended September 30, 2026, of which $4.0 million was related to employee transition, severance, benefits, and related costs and $0.4 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. The Company recorded $17.3 million of restructuring costs during the nine months ended September 30, 2026, of which $15.7 million was related to employee transition, severance, benefits, and related costs and $1.6 million was related to costs associated with office space reductions, including $0.3 million of right-of-use asset impairment charges.

The Company recorded $2.0 million of restructuring costs during the three months ended September 30, 2025, of which $1.7 million was related to employee transition, severance, benefits, and related costs and $0.3 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. The Company recorded $12.0 million of restructuring costs during the nine months ended September 30, 2025, of which $10.6 million was related to employee transition, severance, benefits, and related costs and $1.4 million was related to costs associated with office space reductions, including $0.5 million of right-of-use asset impairment charges.

The Company expects that pre-tax restructuring costs for the year ending December 31, 2026 will be approximately $20.0 million. The remaining charges will primarily relate to employee transition, severance, and benefits and other costs, including costs associated with office space reductions.

The portion of these expenses that are to be settled by cash disbursements was accounted for as a restructuring liability under the line item “Accrued expenses and other current liabilities” in the Company's Condensed Consolidated Balance Sheets.

The table below summarizes the accrual and charges incurred and cash payments made with respect to the Company's restructurings, with the severance related portion included in the line item “Accrued compensation” and the lease termination and other related portion included in the line item “Accrued expenses and other current liabilities” in the Company's Condensed Consolidated Balance Sheets as of September 30, 2026 (in thousands):

	Restructuring Plan
	Severance	Lease Termination	Total
Accrued Balance, December 31, 2025	$2,321	$4,443	$6,764
Additions	15,670	1,272	16,942
Cash payments	(15,040)	(2,350)	(17,390)
Accrued Balance, September 30, 2026	$2,951	$3,365	$6,316

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

In the nine months ended September 30, 2026, the Company granted a portion of its employees awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). The total number of units granted was approximately 7.9 million and the aggregate fair value of the awards was $42.9 million. A portion of the awards granted consisted of RSUs vesting over a three year period, with one-third vesting on the first anniversary of the grant and with the remainder vesting quarterly thereafter. A smaller portion of the awards granted consisted of PSUs subject to the achievement of specific performance criteria that will time-vest over a three year period, whereas the expense will be recognized on an accelerated tranche-by-tranche basis.

The following table reflects stock-based compensation expense by award type for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options	$165	$264	$559	$2,079
RSUs	10,153	17,521	32,003	58,228
PSUs	1,054	(1,125)	2,202	3,186
Employee stock purchase plan	244	336	764	1,010
Total stock-based compensation expense	$11,616	$16,996	$35,528	$64,503

Total compensation costs for stock-based awards were recorded for the indicated periods as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue (exclusive of depreciation and amortization, which are shown separately)	$104	$509	$575	$1,588
Advertising and marketing	471	1,083	1,757	3,888
Sales	1,545	3,156	5,082	11,009
Technology and development	2,066	4,129	6,528	14,161
General and administrative	7,430	8,119	21,586	33,857
Total stock-based compensation expense	11,616	16,996	35,528	64,503
Capitalized stock-based compensation	336	1,696	1,279	6,177
Total stock-based compensation	$11,952	$18,692	$36,807	$70,680

As of September 30, 2026, the Company had unrecognized compensation cost related to outstanding stock-based award as follows (dollars in thousands):

Award Type	Unearned Compensation	Weighted Average Remaining Life (Years)
Options	$539	1.2
RSUs	$47,672	1.8
PSUs	$8,648	2.3

Note 13. Provision for Income Taxes

The Company recorded income tax expense of $0.7 million and $4.6 million for the three and nine months ended September 30, 2026, respectively, and income tax benefit of $0.7 million and $26.7 million for the same periods in 2025. The tax expense for the nine months ended September 30, 2026 is primarily attributable to an increase in the valuation allowance of $25.4 million and a discrete tax expense related to the shortfall from stock-based compensation, offset by an ordinary tax benefit of $21.5 million. The income tax benefit for the nine months ended September 30, 2025 resulted primarily from a discrete benefit of $20.1 million related to the completion of a research and development tax credit study and $11.1 million of acquisition related tax benefits, offset by ordinary tax expense of approximately $4.6 million.

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

On June 18, 2024, a verified shareholder derivative complaint (Roy v. Gorevic, et al.) was filed in the U.S. District Court for the Southern District of New York against the Company as a nominal defendant and certain of the Company’s current and former officers and directors. The complaint asserts violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control in connection with factual assertions similar to those in the purported securities class action complaint described in the preceding paragraph. The complaint seeks damages to the Company allegedly sustained as a result of the acts and omissions of the named officers and directors and seeks an order directing the Company to reform and improve the Company’s corporate governance. On October 4, 2024 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On October 1, 2024, a duplicative verified stockholder derivative complaint (Brigman, et al. v. Daniel, et al.) was filed in the U.S. District Court for the Southern District of New York. The claims and parties in Brigman are substantially similar to those in Roy, and also alleges insider trading violations and misappropriation of information against certain defendants. On April 7, 2025 the parties agreed, and the Court ordered, to stay all proceedings until any motion to dismiss filed in the purported securities class action complaint described above is granted with prejudice and any appeals therefrom are resolved, or any defendant files an answer in the purported securities class action complaint described above. On April 17, 2026, April 27, 2026, and April 28, 2026 duplicative verified stockholder derivative complaints (Richey v. Gorevic, et al., Vrana v. Paulus, et al., and North v. Daniel, et al., respectively) were filed in the U.S. District Court for the Southern District of New York. The claims and parties in Richey, Vrana and North are substantially similar to those in Roy and Brigman, and these derivative actions have now been consolidated under the caption Roy v. Gorevic. On September 17, 2026, a duplicative verified stockholder derivative complaint (Kimbrew v. Gorevic, et al.) was filed in the Supreme Court of the State of New York in the County of New York. The claims and parties in Kimbrew are substantially similar to those in Roy (other than the claims in Roy asserting violations of the Securities Exchange Act of 1934), and also alleges insider trading violations and misappropriation of information against certain defendants. The named directors and officers have not yet responded to the complaints.

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

The CODM measures and evaluates segments based on segment operating revenues, segment expenses, and Adjusted EBITDA. The CODM reviews annual-operating-plan-to-actual variances for these measures on a regular basis to assess the performance of the segments and to make decisions about allocating resources. The Company does not include the following items in segment expenses and Adjusted EBITDA: provision for income taxes; interest income; interest expense; other expense (income), net; depreciation of property and equipment; amortization of intangible assets; restructuring costs; acquisition, integration, and transformation charges; goodwill impairment; legal settlement costs and recoveries, net; and stock-based compensation. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliations that follow.

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

The following tables present the financial results of the Company's reportable segments, along with reconciliations of the segments' total consolidated Adjusted EBITDA to the consolidated net loss for the periods indicated (in thousands):

Three Months Ended September 30, 2026	Integrated Care	BetterHelp	Consolidated
Revenue	$398,461	$206,641	$605,102
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	128,677	61,478
Advertising and marketing, exclusive of stock-based compensation (1)	24,737	98,769
Other segment expenses (2)	170,166	41,917
Adjusted EBITDA	$74,881	$4,477	79,358
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			11,616
Legal settlement costs and recoveries, net			(600)
Acquisition, integration, and transformation costs			1,565
Restructuring costs			4,404
Amortization of intangible assets			88,286
Depreciation of property and equipment			2,186
Other expense (income), net			285
Interest expense			4,935
Interest income			(7,040)
Loss before provision for income taxes			(26,279)
Provision for income taxes			655
Net loss			$(26,934)

Three Months Ended September 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$389,538	$236,901	$626,439
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	124,254	62,417
Advertising and marketing, exclusive of stock-based compensation (1)	32,302	134,599
Other segment expenses (2)	166,914	36,044
Adjusted EBITDA	$66,068	$3,841	69,909
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			16,996
Goodwill impairment			12,625
Acquisition, integration, and transformation costs			1,931
Restructuring costs			1,950
Amortization of intangible assets			85,757
Depreciation of property and equipment			2,612
Other expense (income), net			815
Interest expense			4,526
Interest income			(7,081)
Loss before provision for income taxes			(50,222)
Provision for income taxes			(715)
Net loss			$(49,507)

Nine Months Ended September 30, 2026	Integrated Care	BetterHelp	Consolidated
Revenue	$1,188,211	$637,663	$1,825,874
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	394,454	183,593
Advertising and marketing, exclusive of stock-based compensation (1)	89,910	327,235
Other segment expenses (2)	507,447	119,995
Adjusted EBITDA	$196,400	$6,840	203,240
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			35,528
Legal settlement costs and recoveries, net			(600)
Acquisition, integration, and transformation costs			4,319
Restructuring costs			17,283
Amortization of intangible assets			266,554
Depreciation of property and equipment			7,115
Other expense (income), net			2,672
Interest expense			15,412
Interest income			(20,011)
Loss before provision for income taxes			(125,032)
Provision for income taxes			4,647
Net loss			$(129,679)

Nine Months Ended September 30, 2025	Integrated Care	BetterHelp	Consolidated
Revenue	$1,170,516	$717,192	$1,887,708
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation (1)	381,649	191,308
Advertising and marketing, exclusive of stock-based compensation (1)	97,965	401,863
Other segment expenses (2)	517,005	100,605
Adjusted EBITDA	$173,897	$23,416	197,313
Less adjustments to reconcile to consolidated net loss:
Stock-based compensation			64,503
Goodwill impairment			71,763
Acquisition, integration, and transformation costs			6,777
Restructuring costs			11,989
Amortization of intangible assets			258,725
Depreciation of property and equipment			10,514
Other expense (income), net			(9,991)
Interest expense			14,764
Interest income			(29,819)
Loss before provision for income taxes			(201,912)
Provision for income taxes			(26,733)
Net loss			$(175,179)
(1)The significant segment expense categories and amounts align with the information that is regularly provided to the CODM.
(2)Other segment expenses for the corresponding reportable segment includes sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Geographic data for long-lived assets (representing property and equipment, net) were as follows (in thousands):

	As of
	September 30,	December 31,
	2026	2025
United States	$18,955	$22,796
International	5,451	4,176
Total long-lived assets	$24,406	$26,972

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical fact, including statements about our beliefs, expectations, plans, strategies, outlook and possible or assumed future results of operations, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipates,” “believes,” “suggests,” “targets,” “projects,” “plans,” “expects,” “future,” “intends,” “estimates,” “predicts,” “potential,” “may,” “will,” “should,” “could,” “would,” “likely,” “foresee,” “forecast,” “continue” and similar words or phrases, as well as statements in the future tense. We base these forward-looking statements on our current expectations, plans and assumptions in light of our experience, historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are not guarantees of performance or results and are subject to risks, uncertainties and assumptions. Factors that have in the past and/or may in the future cause actual results to differ materially include, among others, the performance of our new products, including Teladoc One, a decrease in revenue from users who pay directly out-of-pocket without offsetting growth in insurance-covered services in our BetterHelp segment; the rate and magnitude of declines in BetterHelp cash-pay users and revenue; the extent to which insurance availability changes users’ payment choices; available provider capacity including on a state and payer-specific basis; the timing, cost and effectiveness of provider recruitment, credentialing, enrollment, activation, compensation and retention; the performance of insurance-specific eligibility, matching, booking, scheduling, utilization, session-duration, claims and collection workflows; the effectiveness and revenue consequences of changes in advertising and marketing spending; the effects of BetterHelp’s reduced near-term emphasis and investment outside the United States; the cost, timing and effectiveness of platform and provider-capacity investments; the margin effects of the insurance mix; potential impairment of BetterHelp goodwill; and the other risks described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), this Form 10-Q and our other reports and SEC filings. You should not place undue reliance on forward-looking statements. These cautionary statements are not exhaustive and speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

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

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

As it relates to the Integrated Care segment:

Number of U.S. Integrated Care Members. U.S. Integrated Care members represent the number of unique individuals at the end of the applicable period who have access to our suite of integrated care services in the U.S. under paid access fee and/or visit-based arrangements. Our revenue growth rate and long-term profitability are affected by our ability to increase the number of members as well as cross selling capability among our existing members. Therefore, we believe that our ability to add new members and retain existing members, and to increase utilization and penetration further into existing and new health plan, employer, and other Clients is a key indicator of our increasing market adoption, the growth of our business, and our future revenue potential. Individuals who have paid access fees offer a greater margin than those who have visit fee only arrangements and, over time, the mix of those who have paid access fees as compared to those who have visit fee only arrangements has declined. The number of members with visit fee only arrangements is less directly correlated to revenue than the number of members who have paid access fees, and therefore as the mix of members with visit fee only arrangements continues to grow we expect that the total number of U.S. Integrated Care members will less directly impact our revenue growth rate.

We further believe that increasing our overall membership level is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance members’ experiences. However, certain health plans that have historically promoted our services to our employer Clients have developed, and may in the future continue to develop, solutions that replicate our services or offer competitive services at discounted prices to our current or prospective Clients, which could result in a loss of members. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2025 Form 10-K. U.S. Integrated Care members decreased by 2.4 million, or 2%, to 100.1 million at September 30, 2026, compared to the same period in 2025. This decrease was largely driven by reductions in enrollment at certain health plan clients related to government programs.

Chronic Care Program Enrollment. Chronic care program enrollment represents the total number of enrollees across our suite of chronic care programs at the end of a given period. Our chronic care program enrollments are one of the key components of our virtual care platform that we believe positions us to drive greater engagement with our platforms and increase revenue. Chronic care program enrollment increased to 1.344 million, or 15%, at September 30, 2026, compared to 1.165 million at September 30, 2025, driven by an increase in multi-condition product bundles.

Average Monthly Revenue Per U.S. Integrated Care Member. Average monthly revenue per U.S. Integrated Care member measures the average monthly amount of global revenue that we generate from a U.S. Integrated Care member for a particular period. It is calculated by dividing the total revenue generated from the Integrated Care segment by the average number of U.S. Integrated Care members during the applicable period. Approximately 21% of total Integrated Care revenues relates to international and hospital and health systems for which membership is not considered as a management metric. We believe that our ability to increase the revenue generated from each member over time is also a key indicator of our increasing market adoption and further product adoption among our Client-base to drive future revenue growth potential. Average monthly revenue per U.S. Integrated Care member was $1.33 in the three months ended September 30, 2026, compared to $1.27 in the same period in 2025. Average monthly revenue per U.S. Integrated Care member was $1.31 in the nine months ended September 30, 2026, compared to $1.27 in the same period in 2025. The change in average monthly revenue versus the prior period is reflective of the decrease in members and the mix of their fees.

As it relates to the BetterHelp segment:

BetterHelp Paying Users. BetterHelp Paying Users represent the average number of global monthly paying users of our BetterHelp therapy and psychiatry services during the applicable period, including both those who pay directly out-of-pocket and those who utilize their insurance coverage. We believe that our ability to add new paying users, including through Insurance Covered Services, and retain existing users is a key indicator of the market adoption of BetterHelp, the stability and growth of this segment, and future revenue potential. Effectively reaching potential paying users through various advertising channels remains critical to our success, including the level of advertising and marketing spending deployed. BetterHelp Paying Users decreased by 12% to 0.336 million for the three months ended September 30, 2026, compared to 0.382 million for the three months ended September 30, 2025, and decreased by 11% to 0.348 million for the nine months ended September 30, 2026, compared to 0.389 million for the nine months ended September 30, 2025. See “Item 1A. Risk Factors— Our BetterHelp segment has experienced, and may continue to experience, declines in revenue from users who pay directly out-of-pocket, and growth in insurance-covered services may not offset those declines as quickly as we expect or at all.” included elsewhere in this Quarterly Report on Form 10-Q.

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

As of September 30, 2026, goodwill was $283.2 million, which all related to the BetterHelp reporting unit. During the three months ended June 30, 2026, we performed a quantitative goodwill impairment test related to the BetterHelp reporting unit which indicated that the fair value of the reporting unit exceeded its carrying value and no impairment was identified. We will continue to monitor and evaluate events and circumstances, including a sustained decrease in our share price and the future performance of the BetterHelp segment, and should any change occur, it could require further testing of the goodwill, which may result in an impairment of the BetterHelp reporting unit's goodwill. Additionally, if the carrying value of the Integrated Care reporting unit exceeds its fair value as of the date of any future business combinations, future business combinations that would be part of the Integrated Care reporting unit could result in goodwill impairment charges.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance an understanding of past performance, which include Adjusted EBITDA and free cash flow (in each case as defined below). We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance, and are commonly used by investors to evaluate our performance and that of our competitors. We further believe that these financial measures are useful to assess our operating performance and financial and business trends from period-to-period by excluding certain items that we believe are not representative of our core business, and that free cash flow reflects an additional way of viewing our liquidity that, when viewed together with

GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We use these non-GAAP financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as a key measure of our performance.

Adjusted EBITDA consists of net loss before provision for income taxes; other expense (income), net; interest income; interest expense; depreciation of property and equipment; amortization of intangible assets; restructuring costs; acquisition, integration, and transformation costs; goodwill impairments; legal settlement costs and recoveries, net; and stock-based compensation.

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

•Adjusted EBITDA does not reflect legal settlement costs and recoveries, net, which include costs incurred to settle specific cases and amounts recovered through insurance reimbursements; and

•Adjusted EBITDA does not reflect the significant non-cash stock-based compensation expense which should be viewed as a component of recurring operating costs.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the three months ended September 30, 2026 and 2025 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2026	2025	Variance	%
Revenue	$605,102	$626,439	$(21,337)	(3)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	190,258	187,179	3,079	2%
Advertising and marketing	123,978	167,985	(44,007)	(26)%
Sales	49,578	48,209	1,369	3%
Technology and development	65,546	67,572	(2,026)	(3)%
General and administrative	107,400	102,581	4,819	5%
Goodwill impairment	—	12,625	(12,625)	(100)%
Acquisition, integration, and transformation costs	1,565	1,931	(366)	(19)%
Restructuring costs	4,404	1,950	2,454	126%
Amortization of intangible assets	88,286	85,757	2,529	3%
Depreciation of property and equipment	2,186	2,612	(426)	(16)%
Total costs and expenses	633,201	678,401	(45,200)	(7)%
Loss from operations	(28,099)	(51,962)	23,863	(46)%
Interest income	(7,040)	(7,081)	41	(1)%
Interest expense	4,935	4,526	409	9%
Other expense (income), net	285	815	(530)	(65)%
Loss before provision for income taxes	(26,279)	(50,222)	23,943	(48)%
Provision for income taxes	655	(715)	1,370	(192)%
Net loss	$(26,934)	$(49,507)	$22,573	(46)%
Net loss per share, basic and diluted	$(0.15)	$(0.28)	$0.13	(46)%

Adjusted EBITDA (1)	$79,358	$69,909	$9,449	14%
(1)Non-GAAP Financial Measure

The following table sets forth our condensed consolidated statements of operations data for the nine months ended September 30, 2026 and 2025 and the dollar and percentage change between the respective periods (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2026	2025	Variance	%
Revenue	$1,825,874	$1,887,708	$(61,834)	(3)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, which are shown separately below)	578,621	574,545	4,076	1%
Advertising and marketing	418,902	503,717	(84,815)	(17)%
Sales	150,245	146,853	3,392	2%
Technology and development	196,272	206,314	(10,042)	(5)%
General and administrative	313,522	323,469	(9,947)	(3)%
Goodwill impairment	—	71,763	(71,763)	(100)%
Acquisition, integration, and transformation costs	4,319	6,777	(2,458)	(36)%
Restructuring costs	17,283	11,989	5,294	44%
Amortization of intangible assets	266,554	258,725	7,829	3%
Depreciation of property and equipment	7,115	10,514	(3,399)	(32)%
Total costs and expenses	1,952,833	2,114,666	(161,833)	(8)%
Loss from operations	(126,959)	(226,958)	99,999	(44)%
Interest income	(20,011)	(29,819)	9,808	(33)%
Interest expense	15,412	14,764	648	4%
Other expense (income), net	2,672	(9,991)	12,663	(127)%
Loss before provision for income taxes	(125,032)	(201,912)	76,880	(38)%
Provision for income taxes	4,647	(26,733)	31,380	(117)%
Net loss	$(129,679)	$(175,179)	$45,500	(26)%
Net loss per share, basic and diluted	$(0.72)	$(1.00)	$0.28	(28)%

Adjusted EBITDA (1)	$203,240	$197,313	$5,927	3%
(1)Non-GAAP Financial Measure

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(26,934)	$(49,507)	$(129,679)	$(175,179)
Add:
Provision for income taxes	655	(715)	4,647	(26,733)
Other expense (income), net	285	815	2,672	(9,991)
Interest expense	4,935	4,526	15,412	14,764
Interest income	(7,040)	(7,081)	(20,011)	(29,819)
Depreciation of property and equipment	2,186	2,612	7,115	10,514
Amortization of intangible assets	88,286	85,757	266,554	258,725
Restructuring costs	4,404	1,950	17,283	11,989
Acquisition, integration, and transformation costs	1,565	1,931	4,319	6,777
Goodwill impairment	—	12,625	—	71,763
Legal settlement costs and recoveries, net	(600)	—	(600)	—
Stock-based compensation	11,616	16,996	35,528	64,503
Adjusted EBITDA	$79,358	$69,909	$203,240	$197,313

Integrated Care	$74,881	$66,068	$196,400	$173,897
BetterHelp	4,477	3,841	6,840	23,416
Adjusted EBITDA	$79,358	$69,909	$203,240	$197,313

Revenue.

The following table presents revenues disaggregated by revenue source and geography for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(In thousands, unaudited)	2026	2025	Variance	%
Revenue by Type
Access Fees	$466,721	$520,907	$(54,186)	(10)%
Other	138,381	105,532	32,849	31%
Total Revenue	$605,102	$626,439	$(21,337)	(3)%

Revenue by Geography
U.S.	$489,214	$509,774	$(20,560)	(4)%
International	115,888	116,665	(777)	(1)%
Total Revenue	$605,102	$626,439	$(21,337)	(3)%

The following table presents revenues disaggregated by revenue source and geography for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(In thousands, unaudited)	2026	2025	Variance	%
Revenue by Type
Access Fees	$1,425,591	$1,570,346	$(144,755)	(9)%
Other	400,283	317,362	82,921	26%
Total Revenue	$1,825,874	$1,887,708	$(61,834)	(3)%

Revenue by Geography
U.S.	$1,468,079	$1,554,433	$(86,354)	(6)%
International	357,795	333,275	24,520	7%
Total Revenue	$1,825,874	$1,887,708	$(61,834)	(3)%

Total revenue was $605.1 million for the three months ended September 30, 2026, compared to $626.4 million for the three months ended September 30, 2025, a decrease of $21.3 million, or 3%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, reflecting continued actions to prioritize Insurance Covered Services and the continuing decline in users paying directly out of pocket, partially offset by higher revenue in our Integrated Care segment. Other revenue predominately includes visit fees and, to a lesser extent, revenue from the sales of our telehealth solutions for hospitals and health systems.

Total revenue was $1,825.9 million for the nine months ended September 30, 2026, compared to $1,887.7 million for the nine months ended September 30, 2025, a decrease of $61.8 million, or 3%. This decrease in revenue was driven by lower revenue in our BetterHelp segment, partially offset by higher revenue in our Integrated Care segment. The acquisitions of Catapult Health, Uplift, and Telecare increased total revenue for the nine months ended September 30, 2026 by approximately 2 percentage points.

Cost of Revenue (exclusive of depreciation and amortization, which are shown separately below). Cost of revenue was $190.3 million for the three months ended September 30, 2026, compared to $187.2 million for the three months ended September 30, 2025, an increase of $3.1 million, or 2%. On a year-to-date basis, cost of revenue increased $4.1 million, or 1%, to $578.6 million. The increases for both periods primarily reflect higher labor, device, and patient ambulatory costs.

Advertising and Marketing Expenses. Advertising and marketing expenses were $124.0 million for the three months ended September 30, 2026, compared to $168.0 million for the three months ended September 30, 2025, a decrease of $44.0 million, or 26%. On a year-to-date basis, advertising and marketing expenses decreased by $84.8 million, or 17%, to $418.9 million. The decrease for both periods was driven mainly by lower digital and media advertising costs associated with actions to prioritize Insurance Covered Services in the BetterHelp segment and lower employee compensation costs.

Sales Expenses. Sales expenses were $49.6 million for the three months ended September 30, 2026, compared to $48.2 million for the three months ended September 30, 2025, an increase of $1.4 million, or 3%. This increase primarily reflects higher commissions costs, offset by lower employee compensation costs and professional fees. On a year-to-date basis, sales expenses increased by $3.4 million, or 2%, to $150.2 million. This increase primarily reflects higher commissions costs, partially offset by lower employee compensation costs, travel and entertainment costs, and professional fees.

Technology and Development Expenses. Technology and development expenses were $65.5 million for the three months ended September 30, 2026, compared to $67.6 million for the three months ended September 30, 2025, a decrease of $2.0 million, or 3%. On a year-to-date basis, technology and development expenses decreased by $10.0 million, or 5% to $196.3 million. The decrease for both periods primarily reflects lower employee compensation costs and infrastructure, hosting, and software license costs, partially offset by higher professional fees and dues and subscriptions costs.

For the three months ended September 30, 2026 and 2025, research and development costs, which exclude amounts reflected as capitalized software development costs, were $20.5 million and $21.5 million, respectively. For the nine months ended September 30, 2026 and 2025, research and development costs were $60.0 million and $66.4 million, respectively.

General and Administrative Expenses. General and administrative expenses increased $4.8 million, or 5%, to $107.4 million for the three months ended September 30, 2026, compared to $102.6 million for the three months ended September 30, 2025. The increase was driven by higher consultant and professional fees and software and infrastructure costs, offset by lower indirect taxes and occupancy costs. On a year-to-date basis, general and administrative expenses decreased by $9.9 million, or 3%, to $313.5 million, compared to $323.5 million in the prior year. The decrease primarily reflects lower employee compensation costs, occupancy and office costs, and indirect taxes, partially offset by higher consultant and professional fees, software and infrastructure costs, and legal costs.

Goodwill Impairments. No non-cash goodwill impairment charges were recognized for the three and nine months ended September 30, 2026. In the nine months ended September 30, 2025, concurrent with the completion of the acquisitions of Telecare and Catapult Health, we performed goodwill impairment tests on the Integrated Care reporting unit and determined that the carrying value of the reporting unit exceeded its fair value. As a result, immediate impairment charges of $12.6 million and $59.1 million of goodwill associated with the Telecare and Catapult Health acquisitions were recognized in the three months ended September 30, 2025 and March 31, 2025, respectively, reflecting a year-to-date total of $71.8 million.

Acquisition, Integration, and Transformation Costs. Acquisition, integration, and transformation costs primarily consisted of costs to integrate and upgrade our ERP system and costs to integrate the operations of acquired businesses and were $1.6 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and were $4.3 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Restructuring Costs. Restructuring costs for the three months ended September 30, 2026 were $4.4 million, of which $4.0 million was for employee transition, severance, benefits, and related costs and $0.4 million was related to costs associated with office space reductions. Restructuring costs for the nine months ended September 30, 2026 were $17.3 million, of which $15.7 million was for employee transition, severance, benefits, and related costs and $1.6 million was related to costs associated with office space reductions, including $0.3 million of right-of-use asset impairment charges.

Restructuring costs for the three months ended September 30, 2025 were $2.0 million, of which $1.7 million was for employee transition, severance, benefits, and related costs and $0.3 million was related to costs associated with office space reductions, including $0.1 million of right-of-use asset impairment charges. Restructuring costs for the nine months ended September 30, 2025 were $12.0 million, of which $10.6 million was for employee transition, severance, benefits, and related costs and $1.4 million was related to costs associated with office space reductions, including $0.5 million of right-of-use asset impairment charges.

As a result of our review of the business to drive further efficiency, better align resources, and improve profitability, we expect to incur pre-tax restructuring costs under our plan of approximately $20.0 million for the year ending December 31, 2026. The charges will primarily relate to employee transition, severance, and benefits and other costs, including costs associated with office space reductions.

Amortization of Intangible Assets.

The following table shows amortization of intangible assets broken down by components for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	%	2026	2025	%
Amortization of acquired intangibles	$51,603	$43,523	19%	$155,112	$130,306	19%
Amortization of capitalized software development costs	36,683	42,234	(13)%	111,442	128,419	(13)%
Amortization of intangible assets	$88,286	$85,757	3%	$266,554	$258,725	3%

Amortization of intangible assets was $88.3 million for the three months ended September 30, 2026, compared to $85.8 million for the three months ended September 30, 2025, an increase of $2.5 million, or 3%. Amortization of intangible assets was $266.6 million for the nine months ended September 30, 2026, compared to $258.7 million for the nine months ended September 30, 2025, an increase of $7.8 million, or 3%.

Depreciation of Property and Equipment. Depreciation of property and equipment was $2.2 million for the three months ended September 30, 2026, compared to $2.6 million for the three months ended September 30, 2025, a decrease of $0.4 million, or 16%. On a year-to-date basis, depreciation of property and equipment was $7.1 million for the nine months ended September 30, 2026, compared to $10.5 million for the nine months ended September 30, 2025, a decrease of $3.4 million, or 32%. The decrease in both periods was primarily driven by prior year accelerated depreciation associated with decisions to exit certain leased spaces.

Interest Income. Interest income consisted of interest earned on cash and cash equivalents. Interest income was $7.0 million for the three months ended September 30, 2026, compared to $7.1 million for the three months ended September 30, 2025. Interest income was $20.0 million for the nine months ended September 30, 2026, compared to $29.8 million for the nine months ended September 30, 2025. The decrease for both periods was driven by holding a lower average balance of cash and cash equivalents.

Interest Expense. Interest expense consisted of interest costs and the amortization of debt discounts primarily associated with the convertible senior notes. Interest expense was $4.9 million for the three months ended September 30, 2026, compared to $4.5 million for the three months ended September 30, 2025. Interest expense was $15.4 million for the nine months ended September 30, 2026, compared to $14.8 million for the nine months ended September 30, 2025. The increase for both periods was primarily driven by interest associated with the Revolving Credit Facility, partially offset by the impact of the maturation of certain of the convertible senior notes in the prior year.

Other Expense (Income), net. Other expense (income), net was an expense of $0.3 million for the three months ended September 30, 2026, compared to an expense of $0.8 million for the three months ended September 30, 2025. Other expense (income), net was an expense of $2.7 million for the nine months ended September 30, 2026, compared to an income of $10.0 million for the nine months ended September 30, 2025. The change primarily reflects the impact of foreign currency exchange rate fluctuations.

Provision for Income Taxes. We recorded an income tax expense of $0.7 million for the three months ended September 30, 2026 compared to an income tax benefit of $0.7 million for the three months ended September 30, 2025, and an income tax expense of $4.6 million for the nine months ended September 30, 2026 compared to an income tax benefit of $26.7 million for the nine months ended September 30, 2025. Tax expense recorded for nine months ended September 30, 2026 was primarily due to a $25.4 million increase in the valuation allowance and a discrete tax expense related to shortfall from stock-based compensation, offset by an ordinary tax benefit of $21.5 million. The tax benefit for nine months ended September 30, 2025 was primarily due to a discrete benefit of $20.1 million related to the completion of a research and development tax credit study and $11.1 million of acquisition related tax benefits, offset by ordinary tax expense of $4.6 million.

Segment Information

The following tables set forth the results of operations by segment for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,
Integrated Care	2026	2025	Variance	%
Revenue	$398,461	$389,538	$8,923	2%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	128,677	124,254	4,423	4%
Advertising and marketing, exclusive of stock-based compensation	24,737	32,302	(7,565)	(23)%
Other segment expenses (1)	170,166	166,914	3,252	2%
Adjusted EBITDA	$74,881	$66,068	$8,813	13%
Adjusted EBITDA margin %	18.8%	17.0%

	Nine Months Ended September 30,
Integrated Care	2026	2025	Variance	%
Revenue	$1,188,211	$1,170,516	$17,695	2%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	394,454	381,649	12,805	3%
Advertising and marketing, exclusive of stock-based compensation	89,910	97,965	(8,055)	(8)%
Other segment expenses (1)	507,447	517,005	(9,558)	(2)%
Adjusted EBITDA	$196,400	$173,897	$22,503	13%
Adjusted EBITDA margin %	16.5%	14.9%
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Integrated Care total revenues increased by $8.9 million, or 2%, to $398.5 million for the three months ended September 30, 2026, and increased by $17.7 million, or 2%, to $1,188.2 million for the nine months ended September 30, 2026. The acquisitions of Catapult Health and Telecare increased Integrated Care total revenue for the nine months ended September 30, 2026 by approximately 1 percentage point.

Integrated Care cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, increased by $4.4 million, or 4%, to $128.7 million for the three months ended September 30, 2026, and increased by $12.8 million, or 3%, to $394.5 million for the nine months ended September 30, 2026. For both periods, the increase was primarily driven by higher labor, provider, and device costs.

Integrated Care advertising and marketing, exclusive of stock-based compensation, decreased by $7.6 million, or 23%, to $24.7 million for the three months ended September 30, 2026 and decreased by $8.1 million, or 8%, to $89.9 million for the nine months ended September 30, 2026. For both periods, the decrease primarily reflects lower digital and media advertising, employee compensation, and conference and event costs.

Integrated Care other segment expenses increased by $3.3 million, or 2%, to $170.2 million for the three months ended September 30, 2026. The increase was primarily driven by higher commissions and professional fees and consultant costs, offset by lower employee compensation costs, indirect taxes, and occupancy and office expense. On a year-to-date basis, other segment expenses decreased by $9.6 million, or 2%, to $507.4 million for the nine months ended September 30, 2026. The decrease was primarily driven by lower employee compensation costs and occupancy and office expense, partially offset by higher commissions and professional fees and consultant costs.

	Three Months Ended September 30,
BetterHelp	2026	2025	Variance	%
Consumer and Other	$174,533	$233,226	$(58,693)	(25)%
Insurance Covered Services	32,108	3,675	28,433	n/m
Total Revenue	206,641	236,901	(30,260)	(13)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	61,478	62,417	(939)	(2)%
Advertising and marketing, exclusive of stock-based compensation	98,769	134,599	(35,830)	(27)%
Other segment expenses (1)	41,917	36,044	5,873	16%
Adjusted EBITDA	$4,477	$3,841	$636	17%
Adjusted EBITDA margin %	2.2%	1.6%
n/m - not meaningful

	Nine Months Ended September 30,
BetterHelp	2026	2025	Variance	%
Consumer and Other	$570,848	$711,389	$(140,541)	(20)%
Insurance Covered Services	66,815	5,803	61,012	n/m
Total Revenue	637,663	717,192	(79,529)	(11)%
Cost of revenue, exclusive of depreciation, amortization, and stock-based compensation	183,593	191,308	(7,715)	(4)%
Advertising and marketing, exclusive of stock-based compensation	327,235	401,863	(74,628)	(19)%
Other segment expenses (1)	119,995	100,605	19,390	19%
Adjusted EBITDA	$6,840	$23,416	$(16,576)	(71)%
Adjusted EBITDA margin %	1.1%	3.3%
n/m - not meaningful
(1)Other segment expenses include sales expenses, technology and development expenses, and general and administrative expenses, each exclusive of stock-based compensation.

Within BetterHelp, Consumer and Other primarily includes revenue from BetterHelp Paying Users that pay for services directly out-of-pocket while Insurance Covered Services reflects revenue from BetterHelp Paying Users that utilize insurance coverage to pay for services, which includes any copayments. BetterHelp total revenue decreased by $30.3 million, or 13%, to $206.6 million for the three months ended September 30, 2026, and decreased by $79.5 million, or 11%, to $637.7 million for the nine months ended September 30, 2026, reflecting the continuation of the faster than expected shift in demand from Consumer and Other to Insurance Covered Services for which we have not yet been able to fully increase our capacity to serve. Revenue from Insurance Covered Services was first recognized following the acquisition of Uplift in the three months ended June 30, 2025, with the significant increase in the current year reflecting our focus on making therapy services available to BetterHelp paying users who want to utilize insurance coverage.

During May 2026, the rate of decline in revenue from cash-paying users accelerated beyond the assumptions reflected in our previously expected results, and information available in late May and June indicated that the trend was more persistent and significant than previously anticipated. At the same time, as we expanded Insurance Covered Services nationally, a greater proportion of prospective users sought to use insurance coverage than we had assumed. Our ability to convert that demand into paying users, completed visits, and revenue has been constrained by the availability and capacity of providers who are appropriately licensed in the applicable state, credentialed and enrolled with the applicable payer, available to provide services and accepting new patients, as well as by insurance-specific eligibility, matching, booking and scheduling workflows. These constraints continue to impact our ability to convert a greater proportion of this higher demand into insurance paying users, visits, and revenue sufficient to offset the additional decline in cash-pay revenue. These factors limit the anticipated customer acquisition-cost and revenue benefits of Insurance Covered Services, and growth in revenue from Insurance Covered Services did not offset the decline in cash-pay revenue. We therefore reduced advertising and marketing spending to better align related demand generation with available network capacity and expected returns. That reduction, in turn, reduced and may continue to reduce acquired paying users and near-term revenue. To further support scaling insurance, we are selectively reallocating resources and prioritizing certain initiatives to increase the provider capacity and insurance-specific platform capabilities and have also reduced near-term investment and advertising and marketing spending in cash-pay markets outside the United States. As a result, in July 2026 we materially reduced our expectations for BetterHelp revenue for 2026 and expect fewer total BetterHelp paying users and lower BetterHelp revenue than we did earlier in the year.

The acquisition of Uplift increased BetterHelp total revenue by approximately 3 percentage points for the nine months ended September 30, 2026.

BetterHelp cost of revenue, exclusive of depreciation, amortization, and stock-based compensation, decreased by $0.9 million, or 2%, to $61.5 million for the three months ended September 30, 2026, and decreased by $7.7 million, or 4%, to $183.6 million for the nine months ended September 30, 2026. The decrease for both periods was primarily driven by lower therapist costs.

BetterHelp advertising and marketing, exclusive of stock-based compensation, decreased by $35.8 million, or 27%, to $98.8 million for the three months ended September 30, 2026, and decreased by $74.6 million, or 19%, to $327.2 million for the nine months ended September 30, 2026, primarily reflecting lower spending on digital and media advertising as we aligned demand generation with available insurance-provider capacity and expected customer acquisition returns, and reallocated resources toward expanding usable provider capacity and improving insurance-specific platform capabilities.

BetterHelp other segment expenses increased by $5.9 million, or 16%, to $41.9 million for the three months ended September 30, 2026, and increased by $19.4 million or 19%, to $120.0 million for the nine months ended September 30, 2026. The increase in both periods was primarily driven by higher employee compensation costs and professional fees, partially offset by lower credit card processing fees as we focus on the implementation and offering of Insurance Covered Services.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
Consolidated Statements of Cash Flows - Summary	2026	2025
Net cash provided by operating activities	$180,636	$206,615
Net cash used in investing activities	(108,934)	(231,684)
Net cash used in financing activities	(1,157)	(552,756)
Effect of foreign currency exchange rate changes	(1,720)	5,747
Total increase (decrease) in cash and cash equivalents	$68,825	$(572,078)

Our principal source of liquidity is cash generated by our operations together with our cash and cash equivalents on hand, which totaled $849.9 million as of September 30, 2026. Additionally, we entered into the five-year, $300.0 million, Revolving Credit Facility on July 17, 2025 to preserve and enhance our financial and operational flexibility. See Note 10. “Debt” to the condensed consolidated financial statements for additional information on the Revolving Credit Facility.

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

We believe that our existing cash and cash equivalents together with our borrowing capacity under the Revolving Credit Facility and our expected future cash flows will be sufficient to meet our working capital needs, capital expenditures, and contractual obligations, including refinancing or repayment of the 2027 Notes at maturity, for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of visits, our ability to retain and/or obtain new members and BetterHelp paying users, the timing and extent of spending to support product development efforts, our sales and marketing activities, the introduction of new and enhanced services offerings (including our efforts to expand BetterHelp therapy services to users who use insurance coverage), the continuing market acceptance of virtual care, and our debt service obligations. In particular, the amount of BetterHelp advertising and marketing expenses, and the number of acquired and retained BetterHelp paying users, may have a significant impact on our expected future cash flows. We may in the future enter into arrangements to acquire or invest in additional complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional equity or debt financing to fund working capital, capital expenditures and acquisitions, and to settle debt obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which would adversely affect our business, financial condition, and results of operations.

We routinely enter into contractual obligations with third parties to provide professional services, licensing, and other products and services in support of our ongoing business. The current estimated cost of these contracts is not expected to be significant to our liquidity and capital resources based on contracts in place as of September 30, 2026.

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

Cash from Operating Activities

Cash flows provided by operating activities consisted of net loss adjusted for certain non-cash items and the cash effect of changes in assets and liabilities. Net cash provided by operating activities was $180.6 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $206.6 million for the nine months ended September 30, 2025. The year-over-year change was driven primarily by lower operating results compared to the prior year.

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

Cash from Investing Activities

Cash used in investing activities was $108.9 million for the nine months ended September 30, 2026 compared to $231.7 million for the nine months ended September 30, 2025. Cash payments for capitalized software development costs was higher by $4.6 million during the nine months ended September 30, 2026 compared to the prior year. Additionally, cash paid for intangible assets associated with Uplift was lower by $16.9 million compared to the prior year. During the nine months ended September 30, 2025, we paid $65.3 million, net of cash acquired, to purchase Catapult Health, paid a total of $16.6 million, net of cash acquired, to purchase Telecare, and paid $27.0 million to acquire the securities of a private company.

Cash from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026 was $1.2 million compared to $552.8 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, $2.8 million was paid for the outstanding contingent consideration related to the acquisition of Catapult Health while we paid $550.6 million in the nine months ended September 30, 2025 to settle the maturing portion of the then outstanding senior notes.

Free Cash Flow

The following is a reconciliation of net cash provided by operating activities to free cash flow (in thousands, unaudited):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$180,636	$206,615
Capital expenditures	(3,802)	(6,274)
Capitalized software development costs	(91,460)	(86,862)
Free Cash Flow	$85,374	$113,479

Free cash flow was $85.4 million for the nine months ended September 30, 2026 compared to $113.5 million for the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Risk

Our cash and cash equivalents are subject to interest rate volatility, which impacts the amount of interest income earned, and represents our principal market risk. A 1% change in interest rates would result in a change of interest income generated from our cash and cash equivalents by approximately $5.0 million over the next 12 months. We do not enter into investments for trading or speculative purposes.

Our convertible senior notes bear fixed interest rates so would not be exposed to changes in market interest rates. As interest rates under our Revolving Credit Facility are variable (see Note 10. “Debt” to the condensed consolidated financial statements for additional information), any borrowing made under the Revolving Credit Facility would be exposed to changes in market interest rates. However, there were no amounts outstanding under the Revolving Credit Facility as of September 30, 2026, so there is currently no financial interest rate exposure.

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

For the three months ended September 30, 2026, revenue from one customer of the Company's Integrated Care segment represented approximately $68.1 million of consolidated revenue. No single Client represented over 10% of consolidated revenues for the three months ended September 30, 2025 or for either of the nine months ended September 30, 2026 or 2025. For the Integrated Care segment, a significant portion of our revenue is derived from large enterprises, mainly health plans. Revenue from the five largest Clients accounted for 33% and 31% of total Integrated Care segment revenue for the nine months ended September 30, 2026 and 2025, respectively. For further information, see “Risk Factors—Risks Related to Our Business and Industry—We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed,” and “—A significant portion of our revenue comes from a limited number of Clients, the loss of which could have a material adverse effect on our business, financial condition and results of operations” included in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended September 30, 2026, the following officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933):

On August 4, 2026, Carlos Nueno, our President, International, adopted a Rule 10b5-1 trading plan. Mr.Nueno’s trading plan provides for the sale of up to 224,564 shares of our common stock through December 2027.

Item 6. Exhibits

Exhibit
Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventh Amended and Restated Certificate of Incorporation of Teladoc Health, Inc.	8-K	001-37477	3.1	6/2/22

3.2	Seventh Amended and Restated Bylaws of Teladoc Health, Inc.	10-K	001-37477	3.2	2/23/24

10.1	Offer Letter, dated August 27, 2026, by and between Teladoc Health, Inc. and Michael Grasher.	8-K	001-37477	10.1	8/31/26

10.2	Employment Agreement, dated August 31, 2026, by and between Teladoc Health, Inc. and Michael Grasher.	8-K	001-37477	10.2	8/31/26

10.3	Separation and Release of Claims Agreement, dated September 24, 2026, by and between Teladoc Health, Inc. and Adam C. Vandervoort.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

TELADOC HEALTH, INC.

Date: October 29, 2026	By:	/s/ CHARLES DIVITA, III
	Name:	Charles Divita, III
	Title:	Chief Executive Officer

Date: October 29, 2026	By:	/s/ MICHAEL GRASHER
	Name:	Michael Grasher
	Title:	Chief Financial Officer